Form 10-Q
period 2017-06-30
WILLIAMS COMPANIES INC
filed 2017-08-03
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2017
Common Stock, $1 par value	826,650,874

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Expected levels of cash distributions by Williams Partners L.P. (WPZ) with respect to limited partner interests;

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams, WPZ, and their affiliates;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas and natural gas liquids prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether WPZ will produce sufficient cash flows to provide expected levels of cash distributions;

•	Whether we are able to pay current and expected levels of dividends;

•	Whether WPZ elects to pay expected levels of cash distributions and we elect to pay expected levels of dividends;

•	Whether we will be able to effectively execute our financing plan;

•	Whether we will be able to effectively manage the transition in our board of directors and management as well as successfully execute our business restructuring;

•	Availability of supplies, including lower than anticipated volumes from third parties served by our business, and market demand;

•	Volatility of pricing including the effect of lower than anticipated energy commodity prices and margins;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute our capital projects and other investment opportunities in accordance with our forecasted capital expenditures budget;

•	Our ability to successfully expand our facilities and operations;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and developmental hazards, unforeseen interruptions, and the availability of adequate insurance coverage;

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

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, including cybersecurity threats, and related disruptions;

•	Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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
Gulfstar One: Gulfstar One LLC
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2017, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,282	$1,202	$2,543	$2,431
Product sales	642	534	1,369	965
Total revenues	1,924	1,736	3,912	3,396
Costs and expenses:
Product costs	537	401	1,116	719
Operating and maintenance expenses	389	394	757	785
Depreciation and amortization expenses	433	446	875	891
Selling, general, and administrative expenses	153	158	314	379
Impairment of certain assets	25	802	26	810
Other (income) expense – net	6	23	10	38
Total costs and expenses	1,543	2,224	3,098	3,622
Operating income (loss)	381	(488)	814	(226)
Equity earnings (losses)	125	101	232	198
Impairment of equity-method investments (Note 11)	—	—	—	(112)
Other investing income (loss) – net (Note 4)	2	18	274	36
Interest incurred	(280)	(306)	(567)	(612)
Interest capitalized	9	8	16	23
Other income (expense) – net	21	17	95	32
Income (loss) before income taxes	258	(650)	864	(661)
Provision (benefit) for income taxes	65	(145)	102	(143)
Net income (loss)	193	(505)	762	(518)
Less: Net income (loss) attributable to noncontrolling interests	112	(100)	308	(48)
Net income (loss) attributable to The Williams Companies, Inc.	$81	$(405)	$454	$(470)
Amounts attributable to The Williams Companies, Inc.:
Basic earnings (loss) per common share:
Net income (loss)	$.10	$(.54)	$.55	$(.63)
Weighted-average shares (thousands)	826,426	750,649	825,492	750,491
Diluted earnings (loss) per common share:
Net income (loss)	$.10	$(.54)	$.55	$(.63)
Weighted-average shares (thousands)	828,575	750,649	827,531	750,491
Cash dividends declared per common share	$.30	$.64	$.60	$1.28

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Net income (loss)	$193	$(505)	$762	$(518)
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $0 and ($1) in 2017	1	—	4	—
Reclassifications into earnings of net derivative instruments (gain) loss	(2)	—	(2)	—
Foreign currency translation activities:
Foreign currency translation adjustments, net of taxes of $3 and ($12) in 2016	—	10	—	99
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $1 in 2017 and 2016	(1)	(1)	(2)	(2)
Net actuarial gain (loss) arising during the year, net of taxes of $2 in 2016	—	(3)	—	(3)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($2) and ($5) in 2017 and ($3) and ($6) in 2016	5	5	9	10
Other comprehensive income (loss)	3	11	9	104
Comprehensive income (loss)	196	(494)	771	(414)
Less: Comprehensive income (loss) attributable to noncontrolling interests	112	(98)	309	(17)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$84	$(396)	$462	$(397)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2017	December 31, 2016
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,918	$170
Trade accounts and other receivables (net of allowance of $6 at June 30, 2017 and $6 at December 31, 2016)	693	938
Inventories	150	138
Assets held for sale (Note 3)	1,004	24
Other current assets and deferred charges	204	192
Total current assets	3,969	1,462
Investments	6,675	6,701
Property, plant, and equipment, at cost	38,898	38,912
Accumulated depreciation and amortization	(10,856)	(10,484)
Property, plant, and equipment – net	28,042	28,428
Intangible assets – net of accumulated amortization	9,481	9,663
Regulatory assets, deferred charges, and other	603	581
Total assets	$48,770	$46,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$734	$623
Liabilities held for sale (Note 3)	36	—
Accrued liabilities	1,275	1,448
Commercial paper	—	93
Long-term debt due within one year	1,951	785
Total current liabilities	3,996	2,949
Long-term debt	21,325	22,624
Deferred income tax liabilities	5,200	4,238
Regulatory liabilities, deferred income, and other	3,068	2,978
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 861 million shares issued at June 30, 2017 and 785 million shares issued at December 31, 2016)	861	785
Capital in excess of par value	18,471	14,887
Retained deficit	(9,654)	(9,649)
Accumulated other comprehensive income (loss)	(331)	(339)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	8,306	4,643
Noncontrolling interests in consolidated subsidiaries	6,875	9,403
Total equity	15,181	14,046
Total liabilities and equity	$48,770	$46,835
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2016	$785	$14,887	$(9,649)	$(339)	$(1,041)	$4,643	$9,403	$14,046
Net income (loss)	—	—	454	—	—	454	308	762
Other comprehensive income (loss)	—	—	—	8	—	8	1	9
Issuance of common stock (Note 10)	75	2,043	—	—	—	2,118	—	2,118
Cash dividends – common stock	—	—	(496)	—	—	(496)	—	(496)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(475)	(475)
Stock-based compensation and related common stock issuances, net of tax	1	40	—	—	—	41	—	41
Adoption of ASU 2016-09 (Note 1)	—	1	36	—	—	37	—	37
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	28	28
Changes in ownership of consolidated subsidiaries, net	—	1,498	—	—	—	1,498	(2,400)	(902)
Contributions from noncontrolling interests	—	—	—	—	—	—	10	10
Other	—	2	1	—	—	3	—	3
Net increase (decrease) in equity	76	3,584	(5)	8	—	3,663	(2,528)	1,135
Balance – June 30, 2017	$861	$18,471	$(9,654)	$(331)	$(1,041)	$8,306	$6,875	$15,181
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$762	$(518)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	875	891
Provision (benefit) for deferred income taxes	91	(142)
Net (gain) loss on disposition of equity-method investments	(269)	—
Impairment of equity-method investments	—	112
Impairment of and net (gain) loss on sale of assets and businesses	18	803
Amortization of stock-based awards	44	34
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	201	290
Inventories	(30)	(3)
Other current assets and deferred charges	(17)	(21)
Accounts payable	29	13
Accrued liabilities	(177)	(23)
Other, including changes in noncurrent assets and liabilities	(259)	33
Net cash provided (used) by operating activities	1,268	1,469
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(93)	(304)
Proceeds from long-term debt	2,643	4,503
Payments of long-term debt	(2,710)	(3,301)
Proceeds from issuance of common stock	2,125	6
Dividends paid	(496)	(961)
Dividends and distributions paid to noncontrolling interests	(447)	(478)
Contributions from noncontrolling interests	10	22
Payments for debt issuance costs	(13)	(8)
Contribution to Gulfstream for repayment of debt	—	(148)
Other – net	(29)	(5)
Net cash provided (used) by financing activities	990	(674)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,056)	(1,069)
Dispositions – net	(14)	31
Proceeds from dispositions of equity-method investments	200	—
Purchases of and contributions to equity-method investments	(79)	(122)
Distributions from unconsolidated affiliates in excess of cumulative earnings	258	261
Other – net	181	153
Net cash provided (used) by investing activities	(510)	(746)
Increase (decrease) in cash and cash equivalents	1,748	49
Cash and cash equivalents held for sale	—	(14)
Cash and cash equivalents at beginning of year	170	100
Cash and cash equivalents at end of period	$1,918	$135
_____________
(1) Increases to property, plant, and equipment	$(1,160)	$(1,020)
Changes in related accounts payable and accrued liabilities	104	(49)
Capital expenditures	$(1,056)	$(1,069)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, in Exhibit 99.1 of our Form 8-K dated May 25, 2017. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Financial Repositioning
In January 2017, we announced agreements with Williams Partners L.P. (WPZ), wherein we permanently waived the general partner’s incentive distribution rights (IDRs) and converted our 2 percent general partner interest in WPZ to a noneconomic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 10 – Stockholders’ Equity). According to the terms of this agreement, concurrent with WPZ’s quarterly distributions in February 2017 and May 2017, we paid additional consideration totaling $56 million to WPZ for these units. Subsequent to these transactions and as of June 30, 2017, we own a 74 percent limited partner interest in WPZ.
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

Notes (Continued)

WPZ’s midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) natural gas liquid (NGL) fractionation, storage, and transportation; (3) crude oil production handling and transportation; and (4) olefins production (see Note 3 – Assets Held for Sale). The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, and Utica shale plays as well as the Mid-Continent region.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC (UEOM), a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery), a 50 percent equity-method investment in Overland Pass Pipeline, LLC (OPPL), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments), as well as our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities).
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
Basis of Presentation
Consolidated master limited partnership
As of June 30, 2017, we own 74 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 2 – Variable Interest Entities). WPZ units issued to us in connection with the Financial Repositioning, WPZ’s quarterly distribution of additional paid-in-kind Class B units to us, and other equity issuances by WPZ had the combined net impact of decreasing Noncontrolling interests in consolidated subsidiaries by $2.4 billion, and increasing Capital in excess of par value by $1.498 billion and Deferred income tax liabilities by $902 million in the Consolidated Balance Sheet.
WPZ is self-funding and maintains separate lines of bank credit and cash management accounts and also has a commercial paper program. (See Note 9 – Debt and Banking Arrangements.) Cash distributions from WPZ to us, including any associated with our previous IDRs, occur through the normal partnership distributions from WPZ to all partners.
Significant risks and uncertainties
We may monetize assets that are not core to our strategy which could result in impairments of certain equity-method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.

Notes (Continued)

Accounting standards issued and adopted
Effective January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changed the accounting for income taxes such that all excess tax benefits and all tax deficiencies are now recognized as a discrete item in the provision for income taxes in the financial reporting period they occur and the recognition of tax benefits is no longer delayed until the tax benefit is realized through a reduction in income taxes payable. These changes are applied prospectively beginning in 2017. We recorded a cumulative-effect adjustment as of January 1, 2017, decreasing Retained deficit by $37 million in the Consolidated Balance Sheet to recognize tax benefits that were not previously recognized. ASU 2016-09 requires entities to classify excess tax benefits as an operating activity on the statement of cash flows. We are applying this part of the guidance prospectively beginning in 2017; therefore, the cash flows for prior periods were not adjusted. In recognizing compensation cost from share-based payments, ASU 2016-09 allows entities to make an accounting policy election to either recognize forfeitures when they occur or estimate the number of forfeitures expected to occur. We are recognizing forfeitures when they occur and as a result of the change in our accounting policy, we increased our Retained deficit for an insignificant cumulative-effect adjustment as of January 1, 2017. ASU 2016-09 requires entities to classify as a financing activity, on the statement of cash flows, cash paid by an employer to a taxing authority when directly withholding shares from an employee’s award to satisfy the employer’s statutory tax withholding obligation. This guidance must be applied retrospectively and we have adjusted operating and financing activities on the Consolidated Statement of Cash Flows for prior periods.
Accounting standards issued but not yet adopted
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). ASU 2017-07 requires employers to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from employee services. The other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Only the service cost component is now eligible for capitalization when applicable. ASU 2017-07 is effective beginning January 1, 2018. The presentation aspect of ASU 2017-07 must be applied retrospectively and the capitalization requirement prospectively. We are currently evaluating the impact of ASU 2017-07 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under ASU 2017-04, entities will no longer be required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017, and we plan to adopt ASU 2017-04 in 2017. Our Williams Partners reportable segment has $47 million of goodwill included in Intangible assets - net of accumulated amortization in the Consolidated Balance Sheet.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements.
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

Notes (Continued)

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
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are in the process of reviewing contracts to identify leases, as well as evaluating the applicability of ASU 2016-02 to contracts involving easements/rights-of-way.
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
We continue to evaluate the impact ASC 606 may have on our financial statements. For each revenue contract type, we conducted a formal contract review process to evaluate the impact, if any, that ASC 606 may have. As a result of that process, we expect our revenues will increase associated with accounting for noncash consideration, which exists primarily in certain of our gas processing contracts where we receive commodities as full or partial consideration for services provided. We also expect the increase in revenues will be offset by a similar increase in costs when the commodities received are subsequently monetized. We continue to evaluate the application of accounting for noncash consideration as it relates to certain other contracts where we receive or retain commodities as part of the service arrangement. We also continue to evaluate contracts with a significant financing component, which may exist in situations where the timing of the consideration we receive varies significantly from the timing of when we provide the service. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition. We continue to develop and evaluate disclosures required under ASC 606, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.
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

Notes (Continued)

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

	June 30, 2017	December 31, 2016	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$1,908	$145	Cash and cash equivalents
Trade accounts and other receivables – net	688	925	Trade accounts and other receivables
Inventories	150	138	Inventories
Assets held for sale	1,004	24	Assets held for sale
Other current assets	191	181	Other current assets and deferred charges
Investments	6,675	6,701	Investments
Property, plant, and equipment – net	27,672	28,021	Property, plant, and equipment – net
Intangible assets – net	9,480	9,662	Intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	450	467	Regulatory assets, deferred charges, and other
Accounts payable	(711)	(589)	Accounts payable
Liabilities held for sale	(36)	—	Liabilities held for sale
Accrued liabilities including current asset retirement obligations	(1,022)	(1,122)	Accrued liabilities
Commercial paper	—	(93)	Commercial paper
Long-term debt due within one year	(1,951)	(785)	Long-term debt due within one year
Long-term debt	(16,614)	(17,685)	Long-term debt
Deferred income tax liabilities	(19)	(20)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(824)	(798)	Regulatory liabilities, deferred income, and other
Regulatory liabilities, deferred income, and other noncurrent liabilities	(1,972)	(1,860)	Regulatory liabilities, deferred income, and other
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

Notes (Continued)

of Mexico. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Gulfstar One’s economic performance.
Constitution
WPZ owns a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. WPZ is the primary beneficiary because it has the power to direct the activities that most significantly impact Constitution’s economic performance. WPZ, as construction manager for Constitution, is responsible for constructing the proposed pipeline connecting its gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems. The total remaining cost of the project is estimated to be approximately $691 million, which is expected to be funded with capital contributions from WPZ and the other equity partners on a proportional basis.
In December 2014, Constitution received approval from the Federal Energy Regulatory Commission (FERC) to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification. We also filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law, but that lawsuit was dismissed without prejudice as the court determined that Constitution had not yet suffered any injury in fact. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate that the Second Circuit Court of Appeals’ decision on our appeal will be issued soon. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date has been revised to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at June 30, 2017, and are included within Property, plant, and equipment, at cost in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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
Note 3 – Assets Held for Sale
On July 6, 2017, WPZ completed the sale of Williams Olefins, L.L.C., a wholly owned subsidiary which owned our interest in the Geismar, Louisiana, olefins plant (Geismar Interest) for $2.084 billion in cash, subject to a working capital adjustment. Upon closing of the sale, WPZ entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via its Bayou Ethane pipeline system. As a result of this sale, WPZ expects to record a gain of approximately $1.1 billion in the third quarter of 2017.

Notes (Continued)

The assets and liabilities of the Geismar olefins plant are presented as held for sale within the Williams Partners segment as of June 30, 2017. The following table presents the carrying amounts of the major classes of assets and liabilities included as part of the Geismar disposal group, which are presented within Assets held for sale and Liabilities held for sale in the Consolidated Balance Sheet. Also included in Assets held for sale in the Consolidated Balance Sheet are $4 million of assets held for sale within the Williams Partners segment unrelated to the Geismar Interest and at December 31, 2016, were previously included in Other current assets and deferred charges.

Carrying Amount
June 30, 2017
(Millions)
Assets:
Current assets	$72
Property, plant, and equipment – net	903
Other noncurrent assets	25
$1,000
Liabilities:
Current liabilities	$35
Noncurrent liabilities	1
$36
The following table presents the results of operations for the Geismar disposal group.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Income (loss) before income taxes of the disposal group	$2	$30	$25	$48
Income (loss) before income taxes of the disposal group attributable to The Williams Companies, Inc.	2	18	19	29

Note 4 – Investing Activities
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
Interest Income and Other
The three and six months ended June 30, 2016, include $18 million and $36 million, respectively, of income associated with payments received on a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Operations.
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$9	$9	$17	$17
Gains on contract settlements and terminations	(2)	—	(15)	—
Gain on sale of RGP Splitter	(12)	—	(12)	—
Net foreign currency exchange (gains) losses (1)	—	—	—	11
Other
Gain on sale of unused pipe	—	—	—	(10)

(1)	Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our former Canadian operations.
Additional Items
Certain additional items included in the Consolidated Statement of Operations are as follows:

•
Service revenues were reduced by $15 million for the six months ended June 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Williams Partners segment.

•
Selling, general, and administrative expenses includes $3 million and $4 million for the three and six months ended June 30, 2017, respectively, and $13 million and $19 million for the three and six months ended June 30, 2016, respectively of costs associated with our evaluation of strategic alternatives within the Other segment. Selling, general, and administrative expenses also includes $11 million and $45 million for the three and six months ended June 30, 2016, respectively, of project development costs related to a proposed propane dehydrogenation facility in Alberta, Canada within the Other segment. Beginning in the first quarter of 2016, these costs did not qualify for capitalization.

•
Selling, general, and administrative expenses and Operating and maintenance expenses include $4 million and $13 million in severance and other related costs for the three and six months ended June 30, 2017 for the Williams Partners segment. The six months ended June 30, 2016 included $26 million in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016, primarily within the Williams Partners segment.

Notes (Continued)

•
Other income (expense) – net below Operating income (loss) includes $19 million and $37 million for the three and six months ended June 30, 2017, respectively, and $13 million and $30 million for the three and six months ended June 30, 2016, respectively, for allowance for equity funds used during construction primarily within the Williams Partners segment. Other income (expense) – net below Operating income (loss) also includes $9 million and $37 million, for the three and six months ended June 30, 2017, respectively, and $5 million and $9 million for the three and six months ended June 30, 2016, respectively, of income associated with a regulatory asset related to deferred taxes on equity funds used during construction.

•
Other income (expense) – net below Operating income (loss) for the six months ended June 30, 2017 includes a net gain of $30 million associated with the February 2017, early retirement of $750 million of 6.125 percent senior unsecured notes that were due in 2022. (See Note 9 – Debt and Banking Arrangements.) The net gain within Williams Partners reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid.

Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Current:
Federal	$—	$—	$3	$—
State	2	—	8	—
Foreign	—	(1)	—	(1)
	2	(1)	11	(1)
Deferred:
Federal	59	(52)	74	(57)
State	4	(18)	17	(11)
Foreign	—	(74)	—	(74)
	63	(144)	91	(142)
Provision (benefit) for income taxes	$65	$(145)	$102	$(143)
The effective income tax rate for the total provision for the three months ended June 30, 2017, is less than the federal statutory rate primarily due to the impact of the allocation of income to nontaxable noncontrolling interests, partially offset by the effect of state income taxes.

The effective income tax rate for the total provision for the six months ended June 30, 2017, is less than the federal statutory rate primarily due to releasing a $127 million valuation allowance on a deferred tax asset associated with a capital loss carryover and the impact of the allocation of income to nontaxable noncontrolling interests, partially offset by the effect of state income taxes. In 2016, we recorded a valuation allowance on a deferred tax asset associated with a capital loss that was incurred with the sale of our Canadian operations. The sale of the Geismar olefins facility in July 2017 (see Note 3 – Assets Held for Sale) is expected to generate capital gains sufficient to offset the capital loss carryover, thereby allowing us to reverse the valuation allowance in full.
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

Notes (Continued)

Note 7 – Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$81	$(405)	$454	$(470)
Basic weighted-average shares	826,426	750,649	825,492	750,491
Effect of dilutive securities:
Nonvested restricted stock units	1,499	—	1,402	—
Stock options	650	—	637	—
Diluted weighted-average shares	828,575	750,649	827,531	750,491
Earnings (loss) per common share:
Basic	$.10	$(.54)	$.55	$(.63)
Diluted	$.10	$(.54)	$.55	$(.63)

Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$12	$13	$25	$27
Interest cost	14	16	29	31
Expected return on plan assets	(21)	(21)	(41)	(42)
Amortization of net actuarial loss	7	7	14	15
Net actuarial loss from settlements	—	1	—	1
Net periodic benefit cost (credit)	$12	$16	$27	$32

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$1	$1
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(4)	(5)	(7)	(8)
Reclassification to regulatory liability	1	1	2	2
Net periodic benefit cost (credit)	$(3)	$(4)	$(6)	$(7)

Notes (Continued)

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $2 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $4 million and $5 million for the six months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017, we contributed $49 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $34 million to our pension plans and approximately $4 million to our other postretirement benefit plans in the remainder of 2017.
Note 9 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On July 6, 2017, WPZ repaid its $850 million variable interest rate term loan that was due December 2018 using proceeds from the sale of its Geismar Interest. This term loan is classified as long-term in the accompanying Consolidated Balance Sheet.
On June 5, 2017, WPZ issued $1.45 billion of 3.75 percent senior unsecured notes due 2027. WPZ used the proceeds for general partnership purposes, primarily the July 3, 2017 repayment of $1.4 billion of 4.875 percent senior unsecured notes that were due in 2023. These senior notes are classified as current in the accompanying Consolidated Balance Sheet due to WPZ’s intent to repay the notes with current assets.
On April 3, 2017, Northwest Pipeline issued $250 million of 4.0 percent senior unsecured notes due 2027 to investors in a private debt placement. Northwest Pipeline used the net proceeds to retire $185 million of 5.95 percent senior unsecured notes that matured on April 15, 2017, and for general corporate purposes. As part of the issuance, Northwest Pipeline entered into a registration rights agreement with the initial purchasers of the unsecured notes. Northwest Pipeline is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Northwest Pipeline is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Northwest Pipeline fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
On February 23, 2017, using proceeds received from the Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation), WPZ early retired $750 million of 6.125 percent senior unsecured notes that were due in 2022.
WPZ retired $600 million of 7.25 percent senior unsecured notes that matured on February 1, 2017.
Commercial Paper Program
As of June 30, 2017, no Commercial paper was outstanding under WPZ’s $3 billion commercial paper program.

Notes (Continued)

Credit Facilities

	June 30, 2017
	Stated Capacity	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$545
Letters of credit under certain bilateral bank agreements		13
WPZ
Long-term credit facility (1)	3,500	—
Letters of credit under certain bilateral bank agreements		1

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
AOCI
The following table presents the changes in Accumulated other comprehensive income (loss) (AOCI) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2016	$—	$(2)	$(337)	$(339)
Other comprehensive income (loss) before reclassifications	3	—	—	3
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	7	5
Other comprehensive income (loss)	1	—	7	8
Balance at June 30, 2017	$1	$(2)	$(330)	$(331)

Notes (Continued)

Reclassifications out of AOCI are presented in the following table by component for the six months ended June 30, 2017:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$(2)	Product sales

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	$(3)	Note 8 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	14	Note 8 – Employee Benefit Plans

Total before tax	9
Income tax benefit	(4)	Provision (benefit) for income taxes
Reclassifications during the period	$5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2017:
Measured on a recurring basis:
ARO Trust investments	$119	$119	$119	$—	$—
Energy derivatives assets designated as hedging instruments	5	5	5	—	—
Energy derivatives assets not designated as hedging instruments	3	3	2	—	1
Energy derivatives liabilities designated as hedging instruments	(1)	(1)	—	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	(2)	—	(4)
Additional disclosures:
Other receivables	6	6	6	—	—
Long-term debt, including current portion	(23,276)	(24,786)	—	(24,786)	—
Guarantees	(44)	(31)	—	(15)	(16)

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96	$96	$96	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	—	—	(6)
Additional disclosures:
Other receivables	15	15	15	—	—
Long-term debt, including current portion	(23,409)	(24,090)	—	(24,090)	—
Guarantees	(44)	(30)	—	(14)	(16)
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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2017 or 2016.
Additional fair value disclosures
Other receivables:  Other receivables consist of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments.
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the disclosed fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $31 million at June 30, 2017. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

					Impairments
					Six Months Ended June 30,
	Classification	Segment	Date of Measurement	Fair Value	2017	2016
				(Millions)
Certain olefins pipeline project (1)	Property, plant, and equipment – net	Other	June 30, 2017	$18	$23
Canadian operations (2)	Assets held for sale	Williams Partners	June 30, 2016	924		$341
Canadian operations (2)	Assets held for sale	Other	June 30, 2016	206		406
Certain gathering operations (3)	Property, plant, and equipment – net	Williams Partners	June 30, 2016	18		48
Level 3 fair value measurements of certain assets					23	795
Other impairments and write-downs (4)					3	15
Impairment of certain assets					$26	$810

Equity-method investments (5)	Investments	Williams Partners	March 31, 2016	$1,294		$109
Other equity-method investment	Investments	Williams Partners	March 31, 2016	—		3
Impairment of equity-method investments						$112
_______________

(1)
Relates primarily to project development costs associated with an olefins pipeline project in the Gulf Coast region, the likelihood of completion of which is now considered remote. The estimated fair value of the remaining pipe and equipment considered a market approach based on our analysis of observable inputs in the principal market, as well as an estimate of replacement cost.

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

(5)
Relates to Williams Partners’ previously owned interest in DBJV and current equity-method investment in Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these equity-method investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these equity-

Notes (Continued)

method investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our estimated cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.
Note 12 – Contingent Liabilities
Reporting of Natural Gas-Related Information to Trade Publications
Direct and indirect purchasers of natural gas in various states filed an individual and class actions against us, our former affiliate WPX Energy, Inc. (WPX) and its subsidiaries, and others alleging the manipulation of published gas price indices and seeking unspecified amounts of damages. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues. We have agreed to indemnify WPX and its subsidiaries related to this matter.
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland has appealed.
In the putative class actions, on March 30, 2017, the court issued an order denying the plaintiffs’ motions for class certification. On June 13, 2017, the United States Court of Appeals for the Ninth Circuit granted the plaintiffs’ petition for permission to appeal the order, and the appeal is now pending.
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

Notes (Continued)

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
In October of 2015, the court consolidated the State of Alaska and North Pole cases. Both we and WAPI asserted counter claims against both the State of Alaska and North Pole, and cross claims against FHRA. The underlying factual basis and claims in the consolidated State of Alaska and North Pole action are similar to and may duplicate exposure in the James West case. As such, on February 9, 2017, the remaining claims in the James West case were consolidated into the State of Alaska and North Pole action. A trial is scheduled to commence in the fall of 2017 that will encompass all three consolidated cases. Due to the ongoing assessment of the level and extent of sulfolane contamination, the lack of an articulated cleanup level for sulfolane, and the lack of a concrete remedial proposal and cost estimate, we are unable to estimate a range of exposure to the State of Alaska or North Pole at this time. We currently estimate that our reasonably possible loss exposure to FHRA could range from an insignificant amount up to $32 million, although uncertainties inherent in the litigation process, expert evaluations, and jury dynamics might cause our exposure to exceed that amount.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania and Oklahoma based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.

Notes (Continued)

Shareholder Litigation
Between October 2015 and December 2015, purported shareholders of us filed six putative class action lawsuits in the Delaware Court of Chancery that were consolidated into a single suit on January 13, 2016. This consolidated putative class action lawsuit relates to our terminated merger with Energy Transfer Equity, L.P. (Energy Transfer). The complaint asserts various claims against the individual members of our Board of Directors, including that they breached their fiduciary duties by agreeing to sell us through an allegedly unfair process and for an allegedly unfair price and by allegedly failing to disclose allegedly material information about the merger. The complaint seeks, among other things, an injunction against the merger and an award of costs and attorneys’ fees. On March 22, 2016, the court granted the parties’ proposed order in the consolidated action to stay the proceedings pending the close of the transaction with Energy Transfer. The plaintiffs have not filed an amended complaint. On July 19, 2017, the court dismissed the action with prejudice as to plaintiffs and without prejudice as to all other shareholders of us.
A purported shareholder filed a separate class action lawsuit in the Delaware Court of Chancery on January 15, 2016. The putative class action complaint alleged that the individual members of our Board of Directors breached their fiduciary duties by, among other things, agreeing to the WPZ Merger Agreement, which purportedly reduced the merger consideration to have been received in the subsequently proposed but now terminated merger with Energy Transfer. The plaintiff filed a motion to voluntarily dismiss, which the court granted on January 13, 2017. On September 2, 2016, the same purported shareholder filed a derivative action claiming that the members of our Board of Directors breached their fiduciary duties by executing the WPZ Merger Agreement as a defensive measure against Energy Transfer. On September 28, 2016, we requested the court dismiss this action, and on May 15, 2017, the court dismissed the action. On June 6, 2017, the plaintiff filed a notice of appeal.
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
We cannot reasonably estimate a range of potential loss related to these matters at this time.
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

Notes (Continued)

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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2017, we have accrued liabilities totaling $39 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2017, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2017, we have accrued liabilities totaling $8 million for these costs.

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
At June 30, 2017, we have accrued environmental liabilities of $23 million related to these matters.
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
At June 30, 2017, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Our segment presentation of Williams Partners, which includes our consolidated master limited partnership, is reflective of the parent-level focus by our chief operating decision-maker, considering the resource allocation and governance provisions associated with the master limited partnership structure. This partnership maintains capital and cash management structures that are separate from ours. It is self-funding and maintains its own lines of bank credit and cash management accounts. These factors serve to differentiate the management of this entity as a whole.

Notes (Continued)

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
	(Millions)
Three Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$1,276	$6	$—	$1,282
Internal	1	3	(4)	—
Total service revenues	1,277	9	(4)	1,282
Product sales
External	642	—	—	642
Internal	—	—	—	—
Total product sales	642	—	—	642
Total revenues	$1,919	$9	$(4)	$1,924

Three Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$1,193	$9	$—	$1,202
Internal	17	3	(20)	—
Total service revenues	1,210	12	(20)	1,202
Product sales
External	530	4	—	534
Internal	—	10	(10)	—
Total product sales	530	14	(10)	534
Total revenues	$1,740	$26	$(30)	$1,736

Six Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$2,532	$11	$—	$2,543
Internal	1	6	(7)	—
Total service revenues	2,533	17	(7)	2,543
Product sales
External	1,369	—	—	1,369
Internal	—	—	—	—
Total product sales	1,369	—	—	1,369
Total revenues	$3,902	$17	$(7)	$3,912

Six Months Ended June 30, 2016
Segment revenues:
Service revenues
External	$2,415	$16	$—	$2,431
Internal	21	14	(35)	—
Total service revenues	2,436	30	(35)	2,431
Product sales
External	958	7	—	965
Internal	—	10	(10)	—
Total product sales	958	17	(10)	965
Total revenues	$3,394	$47	$(45)	$3,396

June 30, 2017
Total assets	$48,218	$688	$(136)	$48,770
December 31, 2016
Total assets	$46,265	$685	$(115)	$46,835

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Modified EBITDA by segment:
Williams Partners	$1,076	$604	$2,208	$1,559
Other	(17)	(430)	1	(467)
	1,059	174	2,209	1,092
Accretion expense associated with asset retirement obligations for nonregulated operations	(9)	(8)	(16)	(15)
Depreciation and amortization expenses	(433)	(446)	(875)	(891)
Equity earnings (losses)	125	101	232	198
Impairment of equity-method investments	—	—	—	(112)
Other investing income (loss) – net	2	18	274	36
Proportional Modified EBITDA of equity-method investments	(215)	(191)	(409)	(380)
Interest expense	(271)	(298)	(551)	(589)
(Provision) benefit for income taxes	(65)	145	(102)	143
Net income (loss)	$193	$(505)	$762	$(518)

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of June 30, 2017, we own 74 percent of the interests in WPZ.
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
Williams Partners’ midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) NGL fractionation, storage, and transportation; (3) crude oil production handling and transportation; and (4) olefins production. (See Note 3 – Assets Held for Sale of Notes to Consolidated Financial Statements.) The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, and Utica shale plays as well as the Mid-Continent region.
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, a 60 percent equity-method investment in Discovery, a 50 percent equity-method investment in OPPL, and Appalachia Midstream Services, LLC, which owns an approximate average 66 percent equity-method investment interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments), as well as our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).
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
Financial Repositioning
In January 2017, we announced agreements with WPZ, wherein we permanently waived the general partner’s IDRs and converted our 2 percent general partner interest in WPZ to a noneconomic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 10 – Stockholders’ Equity of Notes to Consolidated Financial Statements). According to the terms of this agreement, concurrent with WPZ’s quarterly distributions in February 2017 and May 2017, we paid additional consideration totaling $56 million to WPZ for these units. Subsequent to these transactions and as of June 30, 2017, we own a 74 percent limited partner interest in WPZ.
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
Dividends
In June 2017, we paid a regular quarterly dividend of $0.30 per share.
Overview of Six Months Ended June 30, 2017
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2017, changed favorably by $924 million compared to the six months ended June 30, 2016, reflecting an increase of $1.04 billion in operating income primarily reflecting a $784 million decrease in Impairments of certain assets and increased service revenue from expansion projects, a gain of $269 million associated with the disposition of certain equity-method investments in 2017 and the absence of $112 million of impairments of equity-method investments incurred in 2016. These favorable changes were partially offset by a $245 million increase in the provision for income taxes, driven by an increase in the provision due to higher pre-tax income partially offset by a $127 million benefit associated with the release of a valuation allowance on a capital loss carryover and a $356 million increase in net income attributable to noncontrolling interests due to increased income at WPZ.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this

Management’s Discussion and Analysis (Continued)

Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 25, 2017.
Williams Partners
Geismar olefins facility monetization
In July 2017, WPZ completed the sale of its Geismar Interest for $2.084 billion in cash, subject to a working capital adjustment. Additionally, WPZ entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via its Bayou Ethane pipeline system, which is expected to provide a long-term fee-based revenue stream. (See Note 3 – Assets Held for Sale of Notes to Consolidated Financial Statements.)
Following this sale, the cash proceeds were used to repay WPZ’s $850 million term loan. WPZ also plans to use these proceeds to fund a portion of the capital and investment expenditures that are a part of its growth portfolio.
Acquisition of additional interests in Appalachia Midstream Investments
During the first quarter of 2017, WPZ exchanged all of its 50 percent interest in DBJV for an increased interest in two natural gas gathering systems that are part of the Appalachia Midstream Investments and $155 million in cash. Following this exchange, WPZ has an approximate average 66 percent interest in the Appalachia Midstream Investments. WPZ also sold all of its interest in Ranch Westex JV LLC for $45 million. These transactions resulted in a total gain of $269 million reflected in Other investing income (loss) – net in the Consolidated Statement of Operations within the Williams Partners segment. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
Commodity Prices
NGL per-unit margins were approximately 68 percent higher in the first six months of 2017 compared to the same period of 2016 due to a 43 percent increase in per-unit non-ethane prices. The per-unit margin increase also reflects the absence of our former Canadian operations which had lower per-unit non-ethane margins in the prior year compared to our domestic operations. These favorable impacts were partially offset by an approximate 55 percent increase in per-unit natural gas feedstock prices.
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
Gallons (Millions)
0.00
0.10
0.20
0.30
0.40
0.50
0.60
0.70
0.80
0.90
0
100
200
300
400
500
600
700
800
Q3'14
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
Q4'16
Q1'17
Q2'17
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
Our business plan for 2017 includes the previously discussed financial repositioning transactions and the monetization of our Geismar Interest. For WPZ, these transactions serve to improve its cost of capital, remove its need to access the public equity markets for the next several years, enhance growth, and provide for debt reduction, solidifying WPZ as an attractive financing vehicle. The transactions also facilitate a reduction of our parent-level debt and provide for dividend growth flexibility, while retaining strategic and financing flexibility.
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

Management’s Discussion and Analysis (Continued)

remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, as well as the sale of our Canadian operations and Geismar Interest, fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. For the remainder of 2017, current forward market prices indicate oil and natural gas prices are expected to be relatively comparable to the same period in 2016, while NGL prices are expected to be slightly stronger. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering volumes. Although there has been some improvement, the credit profiles of certain of our producer customers remain challenged. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2017, our operating results are expected to include increases from our regulated fee-based businesses recently placed in-service or expected to be placed in-service in 2017 primarily along the Transco system. For our non-regulated businesses, we anticipate increases in fee-based revenue due to expanded capacity in the Eastern Gulf area and a slight increase in fee-based revenue in the Northeast region. Partially offsetting these increases are expected declines in fee-based revenue in the Western region. We expect overall gathering and processing volumes to remain steady in 2017 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate lower general and administrative expenses due to cost reduction initiatives and asset monetizations.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to infrastructure projects, including the risk of delay or denial in permits needed for our projects;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices and margins;

•	General economic, financial markets, or further industry downturn, including increased interest rates;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Lower than expected distributions from WPZ;

•	Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Williams Partners’ ongoing major expansion projects include the following:
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. On May 18, 2017, we received approval from the FERC for an approximate six mile route variance for the

Management’s Discussion and Analysis (Continued)

greenfield pipeline.  We expect to place a portion of the mainline project facilities into service during the third quarter of 2017 and are targeting a full in-service during mid-2018, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,700 Mdth/d.
Constitution Pipeline
In December 2014, we received approval from the FERC to construct and operate the jointly owned Constitution pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC’s denial of the certification. We also filed an action in federal court seeking a declaration that the State of New York’s authority to exercise permitting jurisdiction over certain other environmental matters is preempted by federal law, but that lawsuit was dismissed without prejudice as the court determined that Constitution had not suffered any injury in fact. The oral argument before the Second Circuit Court of Appeals regarding the NYSDEC’s denial of Constitution’s application for water quality certification under Section 401 of the Clean Water Act was held on November 16, 2016. We anticipate that the Second Circuit Court of Appeals’ decision on our appeal will be issued soon. (See Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements.) We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We will be the operator of Constitution. The 126-mile Constitution pipeline will connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date has been revised to as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC.
Dalton
In August 2016, we obtained approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from Station 210 in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project on an interim basis and we placed the full project into service in August of 2017. The project increased capacity by 448 Mdth/d.
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
Gulf Connector
In August 2016, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in

Management’s Discussion and Analysis (Continued)

Wharton and San Patricio Counties, Texas. The project will be constructed in two phases, with the initial phase of the project expected to be in-service during the second half of 2018 and the remaining phase in 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a new interconnection with the Sabal Trail pipeline in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service in June of 2017 and the remainder of Phase I into service in July of 2017. Hillabee Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d.
In March 2016, WPZ entered into an agreement with the member-sponsors of Sabal Trail to resolve several matters. In accordance with the agreement, the member-sponsors paid us an aggregate amount of $240 million in three equal installments as certain milestones of the project were met. The first $80 million payment was received in March 2016, the second installment was received in September 2016 and the third installment was received in July 2017. WPZ expects to recognize income associated with these receipts over the term of the capacity lease agreement.
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
North Seattle Lateral Upgrade
In May 2017, we filed an application with the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 6.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service as early as the fourth quarter of 2019. The project is expected to increase capacity by up to 196 Mdth/d.
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
Susquehanna Supply Hub Expansion
The Susquehanna Supply Hub Expansion, which involves two new compression facilities with an additional 49,000 horsepower and 59 miles of 12 inch to 24 inch pipeline, is expected to increase gathering capacity, allowing

Management’s Discussion and Analysis (Continued)

a certain producer to fulfill its commitment to deliver 850 Mdth/d to our Atlantic Sunrise development. We anticipate this expansion will be completed by the end of 2017.
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
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of June 30, 2017, Property, plant, and equipment, at cost in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline. However, in April 2016, the NYSDEC denied a necessary water quality certification for the New York portion of the pipeline. We remain steadfastly committed to the project, and in May 2016, Constitution appealed the NYSDEC's denial of the water quality certification.
As a result of the denial by the NYSDEC, we evaluated the capitalized project costs for impairment as recently as March 31, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming successful resolution with the NYSDEC and construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change*	% Change*	2017	2016	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,282	$1,202	+80	+7%	$2,543	$2,431	+112	+5%
Product sales	642	534	+108	+20%	1,369	965	+404	+42%
Total revenues	1,924	1,736			3,912	3,396
Costs and expenses:
Product costs	537	401	-136	-34%	1,116	719	-397	-55%
Operating and maintenance expenses	389	394	+5	+1%	757	785	+28	+4%
Depreciation and amortization expenses	433	446	+13	+3%	875	891	+16	+2%
Selling, general, and administrative expenses	153	158	+5	+3%	314	379	+65	+17%
Impairment of certain assets	25	802	+777	+97%	26	810	+784	+97%
Other (income) expense – net	6	23	+17	+74%	10	38	+28	+74%
Total costs and expenses	1,543	2,224			3,098	3,622
Operating income (loss)	381	(488)			814	(226)
Equity earnings (losses)	125	101	+24	+24%	232	198	+34	+17%
Impairment of equity-method investments	—	—	—	NM	—	(112)	+112	+100%
Other investing income (loss) – net	2	18	-16	-89%	274	36	+238	NM
Interest expense	(271)	(298)	+27	+9%	(551)	(589)	+38	+6%
Other income (expense) – net	21	17	+4	+24%	95	32	+63	+197%
Income (loss) before income taxes	258	(650)			864	(661)
Provision (benefit) for income taxes	65	(145)	-210	NM	102	(143)	-245	NM
Net income (loss)	193	(505)			762	(518)
Less: Net income (loss) attributable to noncontrolling interests	112	(100)	-212	NM	308	(48)	-356	NM
Net income (loss) attributable to The Williams Companies, Inc.	$81	$(405)			$454	$(470)

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Service revenues increased due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016 and the

Management’s Discussion and Analysis (Continued)

absence of the temporary shut down of Gulfstar in the second quarter of 2016 to tie-in Gunflint, and higher volumes at Devils Tower related to Kodiak field production. Additionally, Transco’s natural gas transportation fee revenues increased reflecting expansion projects placed in-service during 2016 and 2017. The increase in Service revenues was partially offset by lower rates primarily in the Barnett Shale region associated with fourth-quarter 2016 contract restructuring as well as lower volumes in most of the western and Utica Shale regions, driven by natural declines. The lower rates and volumes were partially offset by increases related to the recognition of deferred revenue in the Barnett Shale region associated with the restructuring of contracts in the fourth quarter of 2016. Service revenues increases were also partially offset by the absence of our former Canadian operations that were sold in the third quarter of 2016.
Product sales increased due to higher marketing revenues primarily associated with significantly higher prices and volumes. This increase is partially offset by lower olefin sales associated with decreased volumes at our RGP Splitter primarily due to the plant ceasing operations in advance of its sale in June 2017, as well as decreased volumes at our Geismar plant due to downtime associated with an electrical power outage impacting the second-quarter 2017.
The increase in Product costs is primarily due to the same factors that increased marketing sales, partially offset by lower olefin feedstock purchases associated with decreased volumes.
Operating and maintenance expenses decreased primarily due to the absence of costs associated with our former Canadian operations and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, costs associated with Transco’s expansion projects, and general maintenance.
Depreciation and amortization expenses decreased primarily due to the absence of our former Canadian operations, partially offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of project development costs incurred in the second quarter of 2016 associated with our former Canadian PDH facility, lower strategic alternatives costs, and the absence of costs associated with our former Canadian operations. These decreases were partially offset by higher organizational realignment and severance costs. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The favorable change in Impairment of certain assets reflects the absence of 2016 impairments of our former Canadian operations and certain Mid-Continent assets, partially offset by the impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017 (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes a gain on the sale of our RGP Splitter in the second quarter of 2017.
Operating income (loss) changed favorably primarily due to the absence of the 2016 impairments of our former Canadian operations and certain Mid-Continent assets, an increase in service revenues associated with certain projects placed in-service, and the gain on the sale of our RGP Splitter, partially offset by the 2017 impairment of an olefins pipeline project in the Gulf Coast region and lower product margins primarily due to a decrease in olefin production volumes.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments and an increase from Discovery primarily due to the accelerated recognition of previously deferred revenue, partially offset by decreased results at UEOM driven by lower processing volumes from the Utica gathering system.
Other investing income (loss) – net reflects the the absence of interest income recognized in 2016 associated with a receivable related to the sale of certain former Venezuelan assets.
Interest expense decreased primarily due to lower Interest incurred primarily attributable to debt retirements and lower borrowings on our credit facilities in the second quarter of 2017. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Provision (benefit) for income taxes changed unfavorably primarily due to higher pretax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher operating results at WPZ, the impact of decreased income allocated to the WPZ general partner driven by the permanent waiver of IDRs, partially offset by a decrease in the ownership of the noncontrolling interests. Both the permanent waiver of IDRs and the change in ownership are associated with the first-quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements). In addition, improved results in our Gulfstar operations also contributed to the unfavorable change in Net income (loss) attributable to noncontrolling interests.
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Service revenues increased due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down of Gulfstar One in the second quarter of 2016 to tie-in Gunflint, the absence of producers’ 2016 operational issues in the Tubular Bells field in the first quarter of 2016, and higher volumes at Devils Tower related to Kodiak field production. Additionally, Transco experienced higher natural gas transportation fee revenues reflecting expansion projects placed in-service, as well as an increase in storage revenues due to the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016. Service revenues also increased due to the recognition of deferred revenue in the Barnett Shale region associated with the restructuring of contracts in the fourth quarter of 2016. These increases were partially offset by lower rates primarily in the Barnett Shale region associated with the previously discussed contract restructure, as well as lower volumes in most of the western and Utica Shale regions driven by natural declines and extreme weather conditions in the Rocky Mountains in 2017. Service revenues increases were also partially offset by the absence of our former Canadian operations that were sold in the third quarter of 2016.
Product sales increased due to higher marketing revenues primarily due to significantly higher prices and volumes (substantially offset in marketing purchases). Revenues from the sale of our equity NGLs increased primarily due to significantly higher non-ethane NGL prices, partially offset by lower volumes. These increases were partially offset by lower olefin production sales primarily due to lower volumes, partially offset by higher prices. The decrease in equity NGL and olefin volumes reflect the absence of production revenues associated with our former Canadian operations that were sold in September 2016.
The increase in Product costs is primarily due to the same factors that increased marketing sales. Product costs also reflect a slight increase in costs associated with the production of NGLs and olefins.
Operating and maintenance expenses decreased primarily due to the absence of costs associated with our former Canadian operations and lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, costs associated with Transco’s expansion projects, and general maintenance.
Depreciation and amortization expenses decreased primarily due to the absence of our former Canadian operations, partially offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of $45 million of certain project development costs associated with the Canadian PDH facility that we expensed in 2016, lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, ongoing cost containment efforts, lower strategic development costs, as well as the absence of costs associated with our former Canadian operations. These decreases were partially offset by higher severance and organizational realignment costs. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The favorable change in Impairment of certain assets reflects the absence of 2016 impairments of our former Canadian operations and certain Mid-Continent assets, partially offset by the impairment of an olefins pipeline project

Management’s Discussion and Analysis (Continued)

in the Gulf coast region in the second quarter of 2017 (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes gains from certain contract settlements and terminations in 2017, a gain on the sale of our RGP Splitter in 2017, the absence of an unfavorable change in foreign currency exchange associated with our former Canadian operations, and insurance proceeds received in 2017 associated with the Geismar Incident. These favorable changes were partially offset by the accrual of additional expenses in 2017 related to the Geismar Incident, as well as the absence of a $10 million gain in first-quarter 2016 associated with unused pipe.
Operating income (loss) changed favorably primarily due to the absence of the 2016 impairments of our former Canadian operations and certain Mid-Continent assets, higher service revenues from expansion projects placed in-service, the absence of certain 2016 project development costs, the absence of an operating loss associated with our former Canadian operations, as well as ongoing cost containment efforts, including workforce reductions in first-quarter 2016. Operating income (loss) also improved due to gains from certain contract settlements and the sale of our RGP Splitter.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments, improved results at Discovery attributable to the accelerated recognition of previously deferred revenue, and improved results at Laurel Mountain Midstream due to higher rates, partially offset by lower UEOM results driven by lower processing volumes from the Utica gathering system.
The decrease in Impairment of equity-method investments reflects the absence of first-quarter 2016 impairment charges associated with our DBJV and Laurel Mountain equity-method investments. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Other investing income (loss) – net reflects the gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017 (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements), partially offset by the absence of interest income received in 2016 associated with a receivable related to the sale of certain former Venezuelan assets.
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
Provision (benefit) for income taxes changed unfavorably primarily due to higher pretax income, offset by a $127 million benefit associated with the release of a valuation allowance on a capital loss carryover. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher operating results at WPZ, the impact of decreased income allocated to the WPZ general partner driven by the permanent waiver of IDRs, partially offset by a decrease in the ownership of the noncontrolling interests. Both the permanent waiver of IDRs and the change in ownership are associated with the first-quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements). In addition, improved results in our Gulfstar operations also contributed to the unfavorable change in Net income (loss) attributable to noncontrolling interests, partially offset by lower results for our Cardinal gathering system.
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
Williams Partners

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$1,277	$1,210	$2,533	$2,436
Product sales	642	530	1,369	958
Segment revenues	1,919	1,740	3,902	3,394

Product costs	(537)	(403)	(1,116)	(720)
Other segment costs and expenses	(519)	(528)	(984)	(1,093)
Impairment of certain assets	(2)	(396)	(3)	(402)
Proportional Modified EBITDA of equity-method investments	215	191	409	380
Williams Partners Modified EBITDA	$1,076	$604	$2,208	$1,559

NGL margin	$42	$40	$93	$74
Olefin margin	51	74	124	145
Three months ended June 30, 2017 vs. three months ended June 30, 2016
Modified EBITDA increased primarily due to the absence of impairments of our Canadian operations and certain assets in the Mid-Continent region in the second quarter of 2016, higher service revenues driven by our Gulfstar One facilities and expansion of our Transco pipeline, an increase in the Proportional Modified EBITDA of equity-method investments, and lower segment costs and expenses, partially offset by lower olefin margins due to downtime at our Geismar plant associated with a power outage in the first quarter of 2017 and ceasing operations at our RGP Splitter in preparation for its sale.
Service revenues increased primarily due to:

•
Higher eastern Gulf Coast region revenue of $69 million associated primarily with higher volumes, including the impact of new volumes at Gulfstar One from the Gunflint expansion placed in-service in the third quarter of 2016, and the absence of the temporary shut down of Gulfstar One in the second quarter of 2016 to tie-in Gunflint, along with higher volumes at Devils Tower related to Kodiak field production;

•	An increase in Transco’s natural gas transportation fee revenues primarily due to a $30 million increase associated with expansion projects placed in-service in 2016 and 2017;

•
In the Northeast region, a $14 million increase in fee revenues in the Susquehanna Supply Hub driven by 16 percent higher gathered volumes reflecting increased customer production, and a $10 million increase in fee revenues in our Ohio Valley Midstream operations driven by higher gathering and processing volumes reflecting the absence of shut-in volumes from second quarter 2016 as well as new production coming online, partially offset by a $26 million decrease in the Utica gathering system associated with 25 percent lower gathered volumes driven by natural declines;

•
A slight decrease primarily due to lower gathering rates in the Barnett Shale related to the fourth quarter 2016 contract restructuring, lower rates in the Eagle Ford Shale and Niobrara regions, and lower volumes in most regions as a result of natural declines. These decreases were offset by a $53 million increase related to the

Management’s Discussion and Analysis (Continued)

amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring and higher volumes in the Eagle Ford Shale;

•	A decrease of $19 million due to the absence of revenues associated with our former Canadian operations that were sold in September 2016.
Product sales increased primarily due to:

•	A $118 million increase in marketing revenues primarily due to significantly higher prices and volumes (offset in marketing purchases);

•	A $9 million increase in revenues from our equity NGLs primarily due to higher NGL prices and higher volumes primarily due to sales out of inventory;

•	A $13 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
A $31 million decrease in olefin sales primarily due to a $17 million decrease at the RGP Splitter associated with $23 million of lower volumes as the plant ceased operations in advance of its sale in June 2017 and lower production in April and May 2017 due to a third-party storage issue. The lower volumes were partially offset by $6 million of higher sales prices reflecting increased propylene prices. The decrease in olefins sales also includes a $13 million decrease at our Geismar plant associated with $23 million of lower volumes due to downtime related to an electrical power outage impacting second-quarter 2017, partially offset by $10 million in higher sales prices due primarily to a 9 percent increase in ethylene prices.

Product costs increased primarily due to:

•
A $118 million increase in marketing purchases primarily due to the same factors that increased marketing sales (offset in marketing revenues). The increase in marketing costs does not reflect the intercompany costs associated with certain gathering and processing services performed by an affiliate;

•	A $7 million increase in natural gas purchases primarily associated with the production of equity NGLs reflecting a significant increase in per-unit natural gas prices;

•	A $13 million increase in system management gas costs (offset in Product sales);

•
An $8 million decrease in olefin feedstock purchases primarily due to $16 million of lower volumes at the RGP Splitter as the plant ceased operations in advance of its sale in June 2017, partially offset by $7 million in higher feedstock prices.

The decrease in Other segment costs and expenses includes the absence of $23 million of operating and other expenses associated with our Canadian operations, a $12 million gain on the sale of the RGP Splitter, and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, costs associated with Transco’s expansion projects, higher operating and other expenses primarily due to selling expenses associated with the Geismar plant, and repairs related to the Geismar electrical outage noted above.
Impairment of certain assets decreased primarily due to the absence of a $341 million impairment of our former Canadian operations and the $48 million impairment of certain Mid-Continent gathering assets in the second quarter of 2016.
The increase in Proportional Modified EBITDA of equity-method investments includes a $27 million increase at Appalachian Midstream Investments reflecting our increased ownership and an $11 million increase from Discovery primarily due to the accelerated recognition of previously deferred revenue. These increases are partially offset by an $11 million decrease at UEOM driven by lower processing volumes from the Utica gathering system, as noted above,

Management’s Discussion and Analysis (Continued)

and the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Modified EBITDA increased primarily due to the absence of impairments of our Canadian operations and certain assets in the Mid-Continent region in the second quarter of 2016, lower segment costs and expenses, higher service revenues, and higher Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:

•
Higher eastern Gulf Coast region revenue of $112 million associated primarily with higher volumes, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down of Gulfstar One in the second quarter of 2016 to tie-in Gunflint, and the absence of producers’ operational issues in the Tubular Bells field during the first quarter of 2016, along with higher volumes at Devils Tower related to Kodiak field production;

•
Transco’s natural gas transportation fee revenues increased $31 million primarily due expansion projects placed in-service in 2016 and 2017, along with an increase in Transco’s storage revenues reflecting the absence of a $15 million accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016, partially offset by lower volume-based transportation services revenues;

•
A $105 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring. This increase is more than offset by a decrease primarily due to lower gathering rates in the Barnett Shale region primarily associated with the fourth quarter 2016 contract restructuring, and lower rates in the Niobrara, Eagle Ford Shale, and Haynesville regions in addition to lower volumes in most regions as a result of natural declines, along with more extreme weather in the first quarter of 2017 in the Rocky Mountains that also negatively impacted volumes;

•	A $24 million decrease due to the absence of revenue generated by our former Canadian operations that were sold in September 2016;

•
In the Northeast region, a slight decline reflecting a $47 million decrease in the Utica gathering system primarily due to 26 percent lower gathered volumes driven by natural declines, partially offset by a $23 million increase in fee revenue at Susquehanna Supply Hub driven by 12 percent higher gathered volumes reflecting increased customer production, and a $22 million increase in fee revenue at Ohio Valley Midstream reflecting the absence of shut-in volumes from the first half of 2016, as well as new production coming online.

Product sales increased primarily due to:

•	A $374 million increase in marketing revenues primarily due to significantly higher prices and volumes (substantially offset in marketing purchases);

•
A $38 million increase in revenues from our equity NGLs primarily due to significantly higher non-ethane NGL prices, the effect of which was partially offset by a $20 million decrease due to the absence of NGL production revenues associated with our former Canadian operations;

•	A $12 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
A $20 million decrease in olefin sales primarily due to a $16 million decrease at our Geismar plant and $13 million due to the sale of our former Canadian business, partially offset by $8 million higher sales at our RGP Splitter. The decrease at our Geismar plant reflects lower production associated with the electrical outage in second-quarter 2017 as well as planned maintenance downtime in first-quarter 2017, which is partially offset

Management’s Discussion and Analysis (Continued)

by 26 percent higher ethylene prices. The increase at our RGP Splitter reflects higher propylene prices, partially offset by lower volumes in second-quarter 2017.
Product costs increased primarily due to:

•
A $361 million increase in marketing purchases primarily due to the same factors that increased marketing sales (more than offset in marketing revenues). The increase in marketing costs does not reflect the intercompany costs associated with certain gathering and processing services performed by an affiliate;

•
A $19 million increase in natural gas purchases associated with the production of equity NGLs reflecting a significant increase in per-unit natural gas prices and increased sales from inventory, the effect of which was partially offset by a $14 million decrease due to the sale of our Canadian operations;

•	A $12 million increase in system management gas costs (offset in Product sales).
The decrease in Other segment costs and expenses includes the absence of $54 million of operating and other expenses associated with our former Canadian operations, a $30 million net gain in the first quarter of 2017 associated with a February 2017 early debt retirement, a decrease in labor-related expenses resulting from our first quarter 2016 workforce reduction, favorable contract settlements and terminations in the first quarter of 2017, a $12 million gain on the sale of the RGP Splitter, and a favorable change in equity AFUDC, primarily associated with an increase in Transco’s capital spending which is partially offset by a decrease in capital spending at Constitution. These decreases are partially offset by an increase in pipeline integrity testing on Transco, costs associated with Transco’s expansion projects, higher Geismar selling expenses, and repairs related to the Geismar electrical outage.
Impairment of certain assets decreased primarily due to the absence of a $341 million impairment of our former Canadian operations and a $48 million impairment of certain Mid-Continent gathering assets in the second quarter of 2016.
The increase in Proportional Modified EBITDA of equity-method investments includes a $29 million increase at Appalachia Midstream Investments primarily due to our increased ownership late in the first quarter of 2017, a $17 million increase from Discovery primarily attributable to the accelerated recognition of previously deferred revenue and higher volumes associated with the Keathley Canyon Connector platform, and improved results at certain Northeast region investments. These increases are partially offset by a $21 million decrease at UEOM reflecting lower processing volumes and the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$9	$12	$17	$30
Product sales	—	14	—	17
Segment revenues	9	26	17	47

Product costs	—	(7)	—	(9)
Other segment costs and expenses	(3)	(43)	7	(97)
Impairment of certain assets	(23)	(406)	(23)	(408)
Other Modified EBITDA	$(17)	$(430)	$1	$(467)

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2017 vs. three months ended June 30, 2016
Modified EBITDA improved primarily due to the absence of a second-quarter 2016 impairment of our former Canadian operations and lower Other segment costs and expenses.
Product sales decreased due to the sale of the Horizon liquids extraction plant in September 2016.
Other segment costs and expenses improved primarily due to the absence of $11 million of certain project development costs associated with the Canadian PDH facility that we expensed in 2016, as well as the absence of $17 million of transportation and fractionation fees incurred in 2016 related to the Redwater fractionation facility, which was included in the sale of our Canadian operations in September 2016. Additionally, there were $10 million lower costs related to our evaluation of strategic alternatives.
Impairment of certain assets decreased primarily due to the absence of the 2016 impairment of our Canadian operations, partially offset by the impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Six months ended June 30, 2017 vs. six months ended June 30, 2016
Modified EBITDA improved primarily due to the absence of a second-quarter 2016 impairment of our former Canadian operations and improved Other segment costs and expenses.
Service revenues decreased primarily due to a reduction in Canadian construction management revenues.
Product sales decreased due to the sale of the Horizon liquids extraction plant in September 2016.
Other segment costs and expenses changed favorably primarily due to the absence of $45 million of certain project development costs associated with the Canadian PDH facility that we expensed in 2016, as well as a $28 million increase in income associated with an increase in a regulatory asset primarily driven by our increased ownership in WPZ. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.) Additionally, Other segment costs and expenses improved due to the absence of $21 million of transportation and fractionation fees incurred in 2016 related to the Redwater fractionation facility, which was included in the sale of our Canadian operations in September 2016.
Impairment of certain assets decreased primarily due to the absence of the 2016 impairment of our Canadian operations, partially offset by the impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)

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
As previously discussed in Company Outlook, our expected consolidated growth capital and investment expenditures total approximately $2.1 billion to $2.8 billion in 2017. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2017. WPZ expects to be self-funding and maintain separate bank accounts and credit facilities, including its commercial paper program. Our expected material internal and external sources and uses of consolidated liquidity for 2017 are as follows:

Applicable To:
		WPZ	WMB
Sources:
	Cash and cash equivalents on hand	✓	✓
	Cash generated from operations	✓
	Distributions from investment in WPZ		✓
	Distributions from equity-method investees	✓
	Utilization of credit facilities and/or commercial paper program	✓	✓
	Cash proceeds from issuance of debt and/or equity securities	✓	✓
	Proceeds from asset monetizations	✓

Uses:
	Working capital requirements	✓	✓
	Capital and investment expenditures	✓
	Investment in WPZ		✓
	Quarterly distributions to unitholders	✓
	Quarterly dividends to shareholders		✓
	Debt service payments, including payments of long-term debt	✓	✓
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of June 30, 2017, we had a working capital deficit of $27 million. Our available liquidity is as follows:

	June 30, 2017
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents (1)	$1,908	$10	$1,918
Capacity available under our $1.5 billion credit facility (2)		955	955
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (3)	3,500		3,500
	$5,408	$965	$6,373

(1)
On July 3, 2017, a portion of these funds was used to retire WPZ’s $1.4 billion of 4.875 percent senior unsecured notes. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)

(2)
Through June 30, 2017, the highest amount outstanding under our credit facility during 2017 was $805 million. At June 30, 2017, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under this facility as of August 1, 2017, was $1.015 billion.

(3)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. As of June 30, 2017, no Commercial paper was outstanding under WPZ’s commercial paper program. Through June 30, 2017, the highest amount outstanding under WPZ’s commercial paper program and credit facility during 2017 was $178 million. At June 30, 2017, WPZ was in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under WPZ’s $3.5 billion credit facility as of August 1, 2017, was $3.5 billion.

Dividends
As part of the Financial Repositioning announced in January 2017, we increased our regular quarterly cash dividend by 50 percent from the previous quarterly dividend of $0.20 per share paid in December 2016, to $0.30 per share for the dividends paid in March 2017 and in June 2017.
Registrations
In September 2016, WPZ filed a registration statement for its distribution reinvestment program.
In May 2015, we filed a shelf registration statement, as a well-known seasoned issuer.
In February 2015, WPZ filed a shelf registration statement, as a well-known seasoned issuer, registering common units representing limited partner interests and debt securities. Also in February 2015, WPZ filed a shelf registration statement for the offer and sale from time to time of common units representing limited partner interests in WPZ having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at prices which are market prices prevailing at the time of sale, prices related to market price, or at negotiated prices. Such sales are to be made pursuant to an equity distribution agreement between WPZ and certain banks who may act as sales agents or purchase for their own accounts as principals.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.

Management’s Discussion and Analysis (Continued)

Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
WMB:	S&P Global Ratings	Stable	BB+	BB+
	Moody’s Investors Service	Stable	Ba2	N/A
	Fitch Ratings	Stable	BB+	N/A

WPZ:	S&P Global Ratings	Stable	BBB	BBB
	Moody’s Investors Service	Stable	Baa3	N/A
	Fitch Ratings	Positive	BBB-	N/A

During March 2017, S&P Global Ratings upgraded the rating for WMB. Considering our credit ratings as of June 30, 2017, we estimate that we could be required to provide up to $38 million in additional collateral of either cash or letters of credit with third parties under existing contracts. At the present time, we have not provided any additional collateral to third parties but no assurance can be given that we will not be requested to provide collateral in the future. During March 2017, S&P Global Ratings also upgraded the rating for WPZ, and in July 2017, Fitch Ratings changed the Outlook for WPZ to Positive. As of June 30, 2017, we estimate that a downgrade to a rating below investment-grade for WPZ could require it to provide up to $379 million in additional collateral of either cash or letters of credit with third parties under existing contracts.

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2017	2016
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,268	$1,469
Proceeds from equity offerings	Financing	2,125	6
Proceeds from long-term debt (see Note 9)	Financing	1,698	998
Proceeds from our credit-facility borrowings	Financing	945	1,565
Distributions from unconsolidated affiliates in excess of cumulative earnings	Investing	258	261
Proceeds from dispositions of equity-method investments (see Note 4)	Investing	200	—
Proceeds from WPZ’s credit-facility borrowings	Financing	—	1,940

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 9)	Financing	(1,535)	(375)
Payments on our credit-facility borrowings	Financing	(1,175)	(1,100)
Capital expenditures	Investing	(1,056)	(1,069)
Quarterly dividends on common stock	Financing	(496)	(961)
Dividends and distributions to noncontrolling interests	Financing	(447)	(478)
Payments of WPZ’s commercial paper – net	Financing	(93)	(304)
Purchases of and contributions to equity-method investments	Investing	(79)	(122)
Payments on WPZ’s credit-facility borrowings	Financing	—	(1,825)
Contribution to Gulfstream for repayment of debt	Financing	—	(148)

Other sources / (uses) – net	Financing and Investing	135	192
Increase (decrease) in cash and cash equivalents		$1,748	$49
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Net (gain) loss on disposition of equity-method investments, Impairment of equity-method investments, and Impairment of and net (gain) loss on sale of assets and businesses. Our Net cash provided (used) by operating activities for the six months ended June 30, 2017, decreased from the same period in 2016 primarily due to the absence in 2017 of certain minimum volume commitment receipts due to contract restructurings, partially offset by higher operating income in 2017.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2017.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On May 5, 2017, we entered into a Consent Order with the Georgia Department of Natural Resources, Environmental Protection Division (GEPD) pertaining to alleged violations of the Georgia Water Quality Control Act and associated rules arising from a permit issued by GEPD for construction of the Dalton Project. Pursuant to the Consent Order, we paid a fine of $168,750 and agreed to perform a Corrective Action Order to remedy the alleged violations.

Other
The additional information called for by this item is provided in Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

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
Membership Interest Purchase Agreement, dated as of April 13, 2017, among Williams Field Services Group, LLC, Williams Partners L.P., Williams Olefins, L.L.C., NOVA Chemicals Inc., and NOVA Chemicals Corporation (filed on August 3, 2017 as Exhibit 2.2 to Williams Partners L.P.’s quarterly report on Form 10-Q (File No. 001-34831) and incorporated herein by reference).

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
Ninth Supplemental Indenture, dated as of June 5, 2017, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed on June 5, 2017 as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.1	—
Termination Agreement and Release, dated as of September 28, 2015, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P. and WPZ GP LLC (filed on September 28, 2015 as Exhibit 10.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

10.2§	—
Form of 2017 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 4, 2017 as Exhibit 10.10 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 3, 2017