Form 10-Q
period 2017-09-30
WILLIAMS COMPANIES INC
filed 2017-11-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 30, 2017
Common Stock, $1 par value	826,746,549

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

•
The impact of existing and future laws, regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

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

DEFINITIONS

The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Form 10-Q.

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
Gulfstar One: Gulfstar One LLC
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2017, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,310	$1,247	$3,853	$3,678
Product sales	581	658	1,950	1,623
Total revenues	1,891	1,905	5,803	5,301
Costs and expenses:
Product costs	504	461	1,620	1,180
Operating and maintenance expenses	400	394	1,157	1,179
Depreciation and amortization expenses	433	435	1,308	1,326
Selling, general, and administrative expenses	138	177	452	556
Gain on sale of Geismar Interest (Note 3)	(1,095)	—	(1,095)	—
Impairment of certain assets (Note 11)	1,210	1	1,236	811
Other (income) expense – net	24	92	34	130
Total costs and expenses	1,614	1,560	4,712	5,182
Operating income (loss)	277	345	1,091	119
Equity earnings (losses)	115	104	347	302
Impairment of equity-method investments (Note 11)	—	—	—	(112)
Other investing income (loss) – net (Note 4)	4	28	278	64
Interest incurred	(275)	(304)	(842)	(916)
Interest capitalized	8	7	24	30
Other income (expense) – net	20	20	115	52
Income (loss) before income taxes	149	200	1,013	(461)
Provision (benefit) for income taxes	24	69	126	(74)
Net income (loss)	125	131	887	(387)
Less: Net income (loss) attributable to noncontrolling interests	92	70	400	22
Net income (loss) attributable to The Williams Companies, Inc.	$33	$61	$487	$(409)
Amounts attributable to The Williams Companies, Inc.:
Basic earnings (loss) per common share:
Net income (loss)	$.04	$.08	$.59	$(.55)
Weighted-average shares (thousands)	826,779	750,754	825,925	750,579
Diluted earnings (loss) per common share:
Net income (loss)	$.04	$.08	$.59	$(.55)
Weighted-average shares (thousands)	829,368	751,858	828,150	750,579
Cash dividends declared per common share	$.30	$.20	$.90	$1.48

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Net income (loss)	$125	$131	$887	$(387)
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $2 and $1 in 2017	(9)	2	(5)	2
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $1 and $1 in 2017	2	—	—	—
Foreign currency translation activities:
Foreign currency translation adjustments, net of taxes of ($25) and ($37) in 2016	—	(49)	—	50
Reclassification into earnings upon sale of foreign entities, net of taxes of ($36) in 2016.	—	119	—	119
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost, net of taxes of $1 and $2 in 2017 and $0 and $1 in 2016	—	(1)	(2)	(3)
Net actuarial gain (loss) arising during the year, net of taxes of $2 in 2016	—	—	—	(3)
Amortization of actuarial (gain) loss included in net periodic benefit cost, net of taxes of ($2) and ($7) in 2017 and ($3) and ($9) in 2016	4	5	13	15
Other comprehensive income (loss)	(3)	76	6	180
Comprehensive income (loss)	122	207	893	(207)
Less: Comprehensive income (loss) attributable to noncontrolling interests	89	108	398	91
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$33	$99	$495	$(298)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2017	December 31, 2016
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,172	$170
Trade accounts and other receivables (net of allowance of $6 at September 30, 2017 and $6 at December 31, 2016)	783	938
Inventories	144	138
Other current assets and deferred charges	194	216
Total current assets	2,293	1,462
Investments	6,615	6,701
Property, plant, and equipment	38,712	38,912
Accumulated depreciation and amortization	(11,003)	(10,484)
Property, plant, and equipment – net	27,709	28,428
Intangible assets – net of accumulated amortization	8,873	9,663
Regulatory assets, deferred charges, and other	630	581
Total assets	$46,120	$46,835
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$773	$623
Accrued liabilities	1,079	1,448
Commercial paper	—	93
Long-term debt due within one year	502	785
Total current liabilities	2,354	2,949
Long-term debt	20,567	22,624
Deferred income tax liabilities	5,211	4,238
Regulatory liabilities, deferred income, and other	3,106	2,978
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 861 million shares issued at September 30, 2017 and 785 million shares issued at December 31, 2016)	861	785
Capital in excess of par value	18,492	14,887
Retained deficit	(9,872)	(9,649)
Accumulated other comprehensive income (loss)	(331)	(339)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	8,109	4,643
Noncontrolling interests in consolidated subsidiaries	6,773	9,403
Total equity	14,882	14,046
Total liabilities and equity	$46,120	$46,835
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2016	$785	$14,887	$(9,649)	$(339)	$(1,041)	$4,643	$9,403	$14,046
Net income (loss)	—	—	487	—	—	487	400	887
Other comprehensive income (loss)	—	—	—	8	—	8	(2)	6
Issuance of common stock (Note 10)	75	2,043	—	—	—	2,118	—	2,118
Cash dividends – common stock	—	—	(744)	—	—	(744)	—	(744)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(679)	(679)
Stock-based compensation and related common stock issuances, net of tax	1	59	—	—	—	60	—	60
Adoption of ASU 2016-09 (Note 1)	—	1	36	—	—	37	—	37
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	43	43
Changes in ownership of consolidated subsidiaries, net	—	1,497	—	—	—	1,497	(2,404)	(907)
Contributions from noncontrolling interests	—	—	—	—	—	—	15	15
Other	—	5	(2)	—	—	3	(3)	—
Net increase (decrease) in equity	76	3,605	(223)	8	—	3,466	(2,630)	836
Balance – September 30, 2017	$861	$18,492	$(9,872)	$(331)	$(1,041)	$8,109	$6,773	$14,882
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$887	$(387)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,308	1,326
Provision (benefit) for deferred income taxes	99	(74)
Net (gain) loss on disposition of equity-method investments	(269)	—
Impairment of equity-method investments	—	112
Gain on sale of Geismar Interest (Note 3)	(1,095)	—
Impairment of and net (gain) loss on sale of assets and businesses	1,225	867
Amortization of stock-based awards	61	55
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	118	172
Inventories	(23)	(7)
Other current assets and deferred charges	(11)	(11)
Accounts payable	47	(6)
Accrued liabilities	(161)	129
Other, including changes in noncurrent assets and liabilities	(349)	(79)
Net cash provided (used) by operating activities	1,837	2,097
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(93)	(499)
Proceeds from long-term debt	3,013	5,708
Payments of long-term debt	(5,475)	(4,966)
Proceeds from issuance of common stock	2,130	8
Dividends paid	(744)	(1,111)
Dividends and distributions paid to noncontrolling interests	(636)	(715)
Contributions from noncontrolling interests	15	27
Payments for debt issuance costs	(14)	(8)
Contribution to Gulfstream for repayment of debt	—	(148)
Other – net	(87)	(16)
Net cash provided (used) by financing activities	(1,891)	(1,720)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,700)	(1,577)
Dispositions – net	(27)	29
Proceeds from sale of businesses, net of cash divested	2,056	712
Proceeds from dispositions of equity-method investments	200	—
Purchases of and contributions to equity-method investments	(103)	(132)
Distributions from unconsolidated affiliates in excess of cumulative earnings	394	341
Other – net	236	227
Net cash provided (used) by investing activities	1,056	(400)
Increase (decrease) in cash and cash equivalents	1,002	(23)
Cash and cash equivalents at beginning of year	170	100
Cash and cash equivalents at end of period	$1,172	$77
_____________
(1) Increases to property, plant, and equipment	$(1,826)	$(1,468)
Changes in related accounts payable and accrued liabilities	126	(109)
Capital expenditures	$(1,700)	$(1,577)

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
Financial Repositioning
In January 2017, we announced agreements with Williams Partners L.P. (WPZ), wherein we permanently waived the general partner’s incentive distribution rights (IDRs) and converted our 2 percent general partner interest in WPZ to a noneconomic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 10 – Stockholders’ Equity). According to the terms of this agreement, concurrent with WPZ’s quarterly distributions in February 2017 and May 2017, we paid additional consideration totaling $56 million to WPZ for these units. Subsequent to these transactions and as of September 30, 2017, we own a 74 percent limited partner interest in WPZ.
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

Notes (Continued)

WPZ’s midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) natural gas liquid (NGL) fractionation, storage, and transportation; (3) crude oil production handling and transportation; and (4) olefins production (see Note 3 – Divestitures). The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, and Utica shale plays as well as the Mid-Continent region.
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
Other
Our former Williams NGL & Petchem Services segment included certain domestic olefins pipeline assets as well as certain Canadian assets, which included a liquids extraction plant located near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility which was under development. In September 2016, the Canadian assets were sold. Considering this, the remaining assets are now reported within Other, effective January 1, 2017. Other also includes business activities that are not operating segments, as well as corporate operations. Prior period segment disclosures have been recast for this segment change.
Basis of Presentation
Consolidated master limited partnership
As of September 30, 2017, we own 74 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 2 – Variable Interest Entities). WPZ units issued to us in connection with the Financial Repositioning, WPZ’s quarterly distribution of additional paid-in-kind Class B units to us, and other equity issuances by WPZ had the combined net impact of decreasing Noncontrolling interests in consolidated subsidiaries by $2.404 billion, and increasing Capital in excess of par value by $1.497 billion and Deferred income tax liabilities by $907 million in the Consolidated Balance Sheet.
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
Accounting standards issued but not yet adopted
In August 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (ASU 2017-12). ASU 2017-12 applies to entities that elect hedge accounting in accordance with Accounting Standards Codification (ASC) 815. The ASU affects both the designation and measurement guidance for hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2017-12 will be applied using a modified retrospective approach for cash flow and net investment hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. We do not expect ASU 2017-12 to have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). ASU 2017-07 requires employers to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from employee services. The other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Only the service cost component is now eligible for capitalization when applicable. ASU 2017-07 is effective beginning January 1, 2018. The presentation aspect of ASU 2017-07 must be applied retrospectively and the capitalization requirement prospectively. In light of the settlement charge we expect to recognize in the fourth quarter of 2017 related to a program to payout certain deferred vested pension benefits (see Note 8 – Employee Benefit Plans), we continue to evaluate the impact of ASU 2017-07 on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04). ASU 2017-04 modifies the concept of goodwill impairment to represent the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under ASU 2017-04, entities will no longer be required to determine the implied fair value of goodwill by assigning the fair value of a reporting unit to its individual assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for goodwill impairment testing for interim and annual periods

Notes (Continued)

beginning after December 15, 2019, and requires a prospective transition. Early adoption is permitted for interim and annual goodwill impairment tests performed after January 1, 2017, and we plan to adopt ASU 2017-04 in the fourth quarter of 2017. Our Williams Partners reportable segment has $47 million of goodwill included in Intangible assets - net of accumulated amortization in the Consolidated Balance Sheet.
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
We continue to evaluate the impact ASC 606 may have on our financial statements. For each revenue contract type, we conducted a formal contract review process to evaluate the impact, if any, that ASC 606 may have. As a result of that process, we expect our revenues will increase associated with accounting for noncash consideration, which exists primarily in certain of our gas processing contracts where we receive commodities as full or partial consideration for services provided. We also expect the increase in revenues will be offset by a similar increase in costs when the commodities received are subsequently monetized. We continue to evaluate contracts with a significant financing component, which may exist in situations where the timing of the consideration we receive varies significantly from the timing of when we provide the service, as well as certain contracts with tiered pricing structures, minimum volume commitments, and prepayments for services. As such, we are unable to determine the potential impact upon the amount and timing of revenue recognition. We continue to develop and evaluate disclosures required under ASC 606, with a particular focus on the scope of contracts subject to disclosure of remaining performance obligations. Additionally, we have identified possible financial system and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition upon the adoption of ASC 606 as of January 1, 2018.

Notes (Continued)

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

	September 30, 2017	December 31, 2016	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$1,165	$145	Cash and cash equivalents
Trade accounts and other receivables – net	778	925	Trade accounts and other receivables
Inventories	144	138	Inventories
Other current assets	183	205	Other current assets and deferred charges
Investments	6,615	6,701	Investments
Property, plant, and equipment – net	27,411	28,021	Property, plant, and equipment – net
Intangible assets – net	8,872	9,662	Intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	467	467	Regulatory assets, deferred charges, and other
Accounts payable	(751)	(589)	Accounts payable
Accrued liabilities including current asset retirement obligations	(818)	(1,122)	Accrued liabilities
Commercial paper	—	(93)	Commercial paper
Long-term debt due within one year	(502)	(785)	Long-term debt due within one year
Long-term debt	(16,000)	(17,685)	Long-term debt
Deferred income tax liabilities	(14)	(20)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(876)	(798)	Regulatory liabilities, deferred income, and other
Regulatory liabilities, deferred income, and other noncurrent liabilities	(1,986)	(1,860)	Regulatory liabilities, deferred income, and other
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

Notes (Continued)

In December 2014, Constitution received approval from the Federal Energy Regulatory Commission (FERC) to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit, and in August 2017 the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit. As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing of the Second Circuit Court’s decision, but in October the court denied our petition.
We remain steadfastly committed to the project, and in October 2017 we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute.
In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date is as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $381 million on a consolidated basis at September 30, 2017, and are included within Property, plant, and equipment in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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
Note 3 – Divestitures
On July 6, 2017, WPZ completed the sale of Williams Olefins, L.L.C., a wholly owned subsidiary which owned our 88.5 percent undivided interest in the Geismar, Louisiana, olefins plant (Geismar Interest) for total consideration of $2.084 billion in cash. We received a final working capital adjustment of $12 million in October 2017. Upon closing of the sale, WPZ entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via its Bayou Ethane pipeline system. The assets and liabilities of the Geismar olefins plant were designated as held for sale within the Williams Partners segment during the first quarter of 2017. As a result of this sale, we recorded a gain of $1.095 billion in the third quarter of 2017. Following this sale, the cash proceeds were used to repay WPZ’s $850 million term loan. WPZ also plans to use these proceeds to fund a portion of the capital and investment expenditures that are a part of its growth portfolio.

Notes (Continued)

The following table presents the results of operations for the Geismar Interest, excluding the gain noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Income (loss) before income taxes of the Geismar Interest	$1	$61	$26	$109
Income (loss) before income taxes of the Geismar Interest attributable to The Williams Companies, Inc.	1	36	19	65
In September 2016, we completed the sale of subsidiaries conducting Canadian operations, including subsidiaries of WPZ, (such subsidiaries, the Canada disposal group). Consideration received totaled $1.020 billion, net of $31 million of cash divested and subject to customary working capital adjustments. In connection with the sale, we waived $150 million of incentive distributions otherwise payable by WPZ to us in the fourth quarter of 2016 in recognition of certain affiliate contracts wherein WPZ’s Canadian operations provided services to certain of our other businesses. The proceeds were primarily used to reduce borrowings on credit facilities.
During the second quarter of 2016, we designated these operations as held for sale. As a result, we measured the fair value of the disposal group as of June 30, 2016, resulting in an impairment charge of $747 million, reflected in Impairment of certain assets in the Consolidated Statement of Operations. (See Note 11 - Fair Value Measurements.) Upon completion of the sale, we recorded an additional loss of $65 million for the three and nine months ended September 30, 2016, primarily reflecting revisions to the sales price and estimated contingent consideration and including a $15 million benefit related to transactions to hedge our foreign currency exchange risk on the Canadian proceeds, reflected in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations. The total loss consists of a loss of $32 million and $33 million at Williams Partners and Williams Other segments, respectively.
The following table presents the results of operations for the Canada disposal group, excluding the impairment and loss noted above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Income (loss) before income taxes of the Canadian disposal group	$—	$(9)	$—	$(98)
Income (loss) before income taxes of the Canadian disposal group attributable to The Williams Companies, Inc.	—	(16)	—	(95)
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

Notes (Continued)

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
Investing Income
The three and nine months ended September 30, 2016, includes a $27 million gain from the sale of an equity-method investment interest in a gathering system that was part of WPZ’s Appalachia Midstream Investments.
Interest Income and Other
The nine months ended September 30, 2016, includes $36 million of income associated with payments received on a receivable related to the sale of certain former Venezuela assets reflected in Other investing income (loss) – net in the Consolidated Statement of Operations.
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$8	$8	$25	$25
Accrual of regulatory liability related to overcollection of certain employee expenses	5	6	16	19
Project development costs related to Constitution (see Note 2)	4	11	12	19
Gains on contract settlements and terminations	—	—	(15)	—
Gain on sale of Refinery Grade Propylene Splitter	—	—	(12)	—
Net foreign currency exchange (gains) losses (1)	—	—	—	11
Loss on sale of Canadian operations (see Note 3)	4	32	—	32
Other
Gain on sale of unused pipe	—	—	—	(10)
Loss on sale of Canadian operations (see Note 3)	—	33	1	33

(1)	Primarily relates to gains and losses incurred on foreign currency transactions and the remeasurement of U.S. dollar denominated current assets and liabilities within our former Canadian operations.

Notes (Continued)

Additional Items
Certain additional items included in the Consolidated Statement of Operations are as follows:

•
Service revenues were reduced by $15 million for the nine months ended September 30, 2016, related to potential refunds associated with a ruling received in certain rate case litigation within the Williams Partners segment.

•
Selling, general, and administrative expenses includes $5 million and $9 million for the three and nine months ended September 30, 2017, respectively, and $21 million and $40 million for the three and nine months ended September 30, 2016, respectively, of costs associated with our evaluation of strategic alternatives within the Other segment. Selling, general, and administrative expenses also includes $16 million and $61 million for the three and nine months ended September 30, 2016, respectively, of project development costs related to a proposed propane dehydrogenation facility in Alberta, Canada within the Other segment. Beginning in the first quarter of 2016, these costs did not qualify for capitalization.

•
Selling, general, and administrative expenses and Operating and maintenance expenses include $5 million and $18 million in severance and other related costs for the three and nine months ended September 30, 2017 for the Williams Partners segment. The nine months ended September 30, 2016 included $26 million in severance and other related costs associated with an approximate 10 percent reduction in workforce in the first quarter of 2016, primarily within the Williams Partners segment.

•
Other income (expense) – net below Operating income (loss) includes $17 million and $55 million for the three and nine months ended September 30, 2017, respectively, and $17 million and $46 million for the three and nine months ended September 30, 2016, respectively, for allowance for equity funds used during construction primarily within the Williams Partners segment. Other income (expense) – net below Operating income (loss) also includes $8 million and $44 million, for the three and nine months ended September 30, 2017, respectively, and $6 million and $16 million for the three and nine months ended September 30, 2016, respectively, of income associated with a regulatory asset related to deferred taxes on equity funds used during construction.

•
Other income (expense) – net below Operating income (loss) for the three months ended September 30, 2017 includes a net loss of $3 million associated with the July 3, 2017 early retirement of $1.4 billion of 4.875 percent senior unsecured notes that were due in 2023. The net loss for the July 3, 2017 early retirement within the Williams Partners segment reflects $51 million of unamortized premium, offset by $54 million in premiums paid. (See Note 9 – Debt and Banking Arrangements.)

•
Other income (expense) – net below Operating income (loss) for the nine months ended September 30, 2017, includes a net gain of $27 million associated with the early retirement of debt. The gain is comprised of a $30 million net gain associated with the February 23, 2017 early retirement of $750 million of 6.125 percent senior unsecured notes that were due in 2022, partially offset by a $3 million net loss associated with the July 3, 2017 early retirement discussed above. The net gain for the February 23, 2017 early retirement within Williams Partners reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid. (See Note 9 – Debt and Banking Arrangements.)

Notes (Continued)

Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Current:
Federal	$7	$—	$10	$—
State	9	1	17	1
Foreign	—	—	—	(1)
	16	1	27	—
Deferred:
Federal	(11)	8	63	(49)
State	19	71	36	60
Foreign	—	(11)	—	(85)
	8	68	99	(74)
Provision (benefit) for income taxes	$24	$69	$126	$(74)
The effective income tax rate for the three months ended September 30, 2017, is less than the federal statutory rate. This is primarily due to the impact of the allocation of income to nontaxable noncontrolling interests, partially offset by the effect of state income taxes, including an $18 million provision related to an increase in the deferred state income tax rate (net of federal benefit).

The effective income tax rate for the nine months ended September 30, 2017, is less than the federal statutory rate. This is primarily due to the impact of the allocation of income to nontaxable noncontrolling interests and releasing a $127 million valuation allowance on a deferred tax asset associated with a capital loss carryover, partially offset by the effect of state income taxes, including an $18 million provision related to an increase in the deferred state income tax rate (net of federal benefit). In 2016, we recorded a valuation allowance on a deferred tax asset associated with a capital loss that was incurred with the sale of our Canadian operations. The sale of the Geismar olefins facility in July 2017 (see Note 3 – Divestitures) generated capital gains sufficient to offset the capital loss carryover, thereby allowing us to reverse the valuation allowance in full.
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
The effective income tax rate for the nine months ended September 30, 2016, is less than the federal statutory rate primarily due to the effects of taxes on foreign operations, which includes the reversal of anticipatory foreign tax credits and a valuation allowance associated with impairments and losses on the sale of our Canadian operations (see Note 3 – Divestitures), and the effect of state income taxes, including a $43 million provision related to an increase in the deferred state income tax rate (net of federal benefit). These decreases are partially offset by the impact of the allocation of income to nontaxable noncontrolling interests. The foreign income tax provision includes the tax effect of the impairments associated with our Canadian disposition. (See Note 11 – Fair Value Measurements and Guarantees.)
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 7 – Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$33	$61	$487	$(409)
Basic weighted-average shares	826,779	750,754	825,925	750,579
Effect of dilutive securities:
Nonvested restricted stock units	1,889	568	1,567	—
Stock options	700	536	658	—
Diluted weighted-average shares	829,368	751,858	828,150	750,579
Earnings (loss) per common share:
Basic	$.04	$.08	$.59	$(.55)
Diluted	$.04	$.08	$.59	$(.55)

Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$13	$13	$38	$40
Interest cost	15	16	44	47
Expected return on plan assets	(21)	(22)	(62)	(64)
Amortization of net actuarial loss	6	8	20	23
Net actuarial loss from settlements	—	—	—	1
Net periodic benefit cost (credit)	$13	$15	$40	$47

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$—	$1	$1
Interest cost	2	2	6	6
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(3)	(3)	(10)	(11)
Reclassification to regulatory liability	1	1	3	3
Net periodic benefit cost (credit)	$(3)	$(3)	$(9)	$(10)

Notes (Continued)

Amortization of prior service credit and net actuarial loss included in net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline are recorded to regulatory assets/liabilities instead of other comprehensive income (loss). The amounts of amortization of prior service credit recognized in regulatory liabilities were $2 million for the three months ended September 30, 2017 and 2016, and $6 million and $7 million for the nine months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, we contributed $83 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $1 million to our pension plans and approximately $1 million to our other postretirement benefit plans in the remainder of 2017.

In September 2017, we initiated a program to pay out certain deferred vested pension benefits to reduce investment risk, cash funding volatility, and administrative costs. Eligible participants had until October 31, 2017, to make elections. We expect to make the lump-sum payments and commence the annuity payments in December 2017, and intend to fund the payments from existing assets in our pension plans. As a result of these payouts and based on current assumptions, we expect to record a pre-tax, non-cash settlement charge in the fourth quarter of 2017 that we estimate will be between $70 million and $100 million. The ultimate amount of the charge will largely depend upon the actual level of participation as well as the actuarial assumptions used to measure the pension plans’ assets and obligations, including the discount rates.
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

Notes (Continued)

Other financing obligation
During the construction of Transco’s Dalton expansion project, WPZ received funding from a partner for its proportionate share of construction costs related to its undivided ownership interest in the project. Amounts received were recorded within noncurrent liabilities. Upon placing the project in service during the third quarter of 2017, WPZ began leasing this partner’s undivided interest in the lateral, including the associated pipeline capacity, and reclassified approximately $237 million of funding previously received from its partner from noncurrent liabilities to debt to reflect the financing obligation payable to its partner over an expected term of 35 years.
Commercial Paper Program
As of September 30, 2017, no Commercial paper was outstanding under WPZ’s $3 billion commercial paper program.
Credit Facilities

	September 30, 2017
	Stated Capacity	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$400
Letters of credit under certain bilateral bank agreements		13
WPZ
Long-term credit facility (1)	3,500	—
Letters of credit under certain bilateral bank agreements		1

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
AOCI
The following table presents the changes in Accumulated other comprehensive income (loss) (AOCI) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2016	$—	$(2)	$(337)	$(339)
Other comprehensive income (loss) before reclassifications	(3)	—	—	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	11	11
Other comprehensive income (loss)	(3)	—	11	8
Balance at September 30, 2017	$(3)	$(2)	$(326)	$(331)

Notes (Continued)

Reclassifications out of AOCI are presented in the following table by component for the nine months ended September 30, 2017:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$(1)	Product sales

Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost	(4)	Note 8 – Employee Benefit Plans
Amortization of actuarial (gain) loss included in net periodic benefit cost	20	Note 8 – Employee Benefit Plans

Total before tax	15
Income tax benefit	(4)	Provision (benefit) for income taxes
Reclassifications during the period	$11

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2017:
Measured on a recurring basis:
ARO Trust investments	$127	$127	$127	$—	$—
Energy derivatives assets not designated as hedging instruments	2	2	1	—	1
Energy derivatives liabilities designated as hedging instruments	(6)	(6)	(5)	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(5)	(5)	(2)	—	(3)
Additional disclosures:
Other receivables	12	12	12	—	—
Long-term debt, including current portion	(21,069)	(22,979)	—	(22,979)	—
Guarantees	(44)	(30)	—	(14)	(16)

Assets (liabilities) at December 31, 2016:
Measured on a recurring basis:
ARO Trust investments	$96	$96	$96	$—	$—
Energy derivatives assets designated as hedging instruments	2	2	—	2	—
Energy derivatives assets not designated as hedging instruments	1	1	—	—	1
Energy derivatives liabilities not designated as hedging instruments	(6)	(6)	—	—	(6)
Additional disclosures:
Other receivables	15	15	15	—	—
Long-term debt, including current portion	(23,409)	(24,090)	—	(24,090)	—
Guarantees	(44)	(30)	—	(14)	(16)
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

Notes (Continued)

Energy derivatives: Energy derivatives include commodity-based exchange-traded contracts and over-the-counter contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivatives assets are reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivatives liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2017 or 2016.
Additional fair value disclosures
Other receivables:  Other receivables consist of margin deposits, which are reported in Other current assets and deferred charges in the Consolidated Balance Sheet. The disclosed fair value of our margin deposits is considered to approximate the carrying value generally due to the short-term nature of these items.
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair value of the financing obligation associated with our Dalton lateral, which is included within long-term debt, was determined using an income approach (see Note 9 - Debt and Banking Arrangements).
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the disclosed fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $31 million at September 30, 2017. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

					Impairments
					Nine Months Ended September 30,
	Classification	Segment	Date of Measurement	Fair Value	2017	2016
				(Millions)
Certain gathering operations (1)	Property, plant, and equipment - net and Intangible assets - net of accumulated amortization	Williams Partners	September 30, 2017	$439	$1,019
Certain gathering operations (2)	Property, plant, and equipment - net and Intangible assets - net of accumulated amortization	Williams Partners	September 30, 2017	21	115
Certain NGL pipeline (3)	Property, plant, and equipment – net	Other	September 30, 2017	32	68
Certain olefins pipeline project (4)	Property, plant, and equipment – net	Other	June 30, 2017	18	23
Canadian operations (5)	Assets held for sale	Williams Partners	June 30, 2016	924		$341
Canadian operations (5)	Assets held for sale	Other	June 30, 2016	206		406
Certain gathering operations (6)	Property, plant, and equipment – net	Williams Partners	June 30, 2016	18		48
Level 3 fair value measurements of certain assets					1,225	795
Other impairments and write-downs (7)					11	16
Impairment of certain assets					$1,236	$811

Equity-method investments (8)	Investments	Williams Partners	March 31, 2016	$1,294		$109
Other equity-method investment	Investments	Williams Partners	March 31, 2016	—		3
Impairment of equity-method investments						$112
_______________

(1)
Relates to certain gathering operations in the Mid-Continent region. During the third quarter of 2017, we received solicitations and engaged in negotiations for the sale of certain of these assets which led to our impairment evaluation. The estimated fair value was determined using an income approach and incorporated market inputs based on ongoing negotiations for a potential sale of a portion of the underlying assets. For the income approach, we utilized a discount rate of 10.2 percent, reflecting an estimate of our cost of capital and risks associated with the underlying assets.

(2)
Relates to certain gathering operations in the Marcellus South region resulting from an anticipated decline in future volumes following a third-quarter 2017 shut-in by the primary producer. The estimated fair value was

Notes (Continued)

determined by the income approach utilizing a discount rate of 11.1 percent, reflecting an estimate of our cost of capital and risks associated with the underlying assets.

(3)
Relates to an NGL pipeline near the Houston Ship Channel region which we anticipate will be underutilized for the foreseeable future. The estimated fair value was primarily determined by using a market approach based on our analysis of observable inputs in the principal market.

(4)
Relates primarily to project development costs associated with an olefins pipeline project in the Gulf Coast region, the likelihood of completion of which is now considered remote. The estimated fair value of the remaining pipe and equipment considered a market approach based on our analysis of observable inputs in the principal market, as well as an estimate of replacement cost.

(5)
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

(6)	Relates to certain gathering assets within the Mid-Continent region. The estimated fair value was determined by a market approach based on our analysis of observable inputs in the principal market.

(7)
Reflects multiple individually insignificant impairments and write-downs of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be lower than the carrying value.

(8)
Relates to Williams Partners’ previously owned interest in DBJV and current equity-method investment in Laurel Mountain. Our carrying values in these equity-method investments had been written down to fair value at December 31, 2015. Our first-quarter 2016 analysis reflected higher discount rates for both of these equity-method investments, along with lower natural gas prices for Laurel Mountain. We estimated the fair value of these equity-method investments using an income approach based on expected future cash flows and appropriate discount rates. The determination of estimated future cash flows involved significant assumptions regarding gathering volumes and related capital spending. Discount rates utilized ranged from 13.0 percent to 13.3 percent and reflected increases in our estimated cost of capital, revised estimates of expected future cash flows, and risks associated with the underlying businesses.

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

Notes (Continued)

In connection with this indemnification, we have an accrued liability balance associated with this matter, and as a result, have exposure to future developments in this matter.
Geismar Incident
On June 13, 2013, an explosion and fire occurred at our formerly owned Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). As a result, there were two fatalities and numerous individuals (including employees and contractors) reported injuries. We are addressing the following contingent liabilities in connection with the Geismar Incident.
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
In October of 2015, the court consolidated the State of Alaska and North Pole cases. Both we and WAPI asserted counterclaims against both the State of Alaska and North Pole, and cross-claims against FHRA. The underlying factual basis and claims in the consolidated State of Alaska and North Pole action are similar to and may duplicate exposure in the James West case. As such, on February 9, 2017, the remaining claims in the James West case were consolidated into the State of Alaska and North Pole action. A trial encompassing all three consolidated cases was originally scheduled

Notes (Continued)

to commence in May 2017, but has been continued. A new trial date has not been scheduled. Due to the ongoing assessment of the level and extent of sulfolane contamination, the lack of an articulated cleanup level for sulfolane, and the lack of a concrete remedial proposal and cost estimate, we are unable to estimate a range of exposure to the State of Alaska or North Pole at this time. We currently estimate that our reasonably possible loss exposure to FHRA could range from an insignificant amount up to $32 million, although uncertainties inherent in the litigation process, expert evaluations, and jury dynamics might cause our exposure to exceed that amount.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania and Oklahoma based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. The Oklahoma case was transferred to Texas and, on October 2, 2017, voluntarily dismissed by the plaintiff. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. Due to the preliminary status of the cases, we are unable to estimate a range of potential loss at this time.
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
On March 7, 2016, a purported unitholder of WPZ filed a putative class action on behalf of certain purchasers of WPZ units in U.S. District Court in Oklahoma. The action names as defendants us, WPZ, Williams Partners GP LLC, Alan S. Armstrong, and former Chief Financial Officer Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer’s intention to pursue a purchase of us conditioned on us not closing the WPZ Merger Agreement when announcing the WPZ Merger Agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. On October 17, 2016, we requested the court dismiss the action, and on March 8, 2017, the court dismissed the complaint with prejudice. On April 7, 2017, the plaintiff filed a notice of appeal.

Notes (Continued)

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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, and other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2017, we have accrued liabilities totaling $40 million for these matters, as discussed below. Our accrual reflects the most likely costs of cleanup, which are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. Certain assessment studies are still in process for which the ultimate outcome may yield significantly different estimates of most likely costs. Any incremental amount in excess of amounts currently accrued cannot be reasonably estimated at this time due to uncertainty about the actual number of contaminated sites ultimately

Notes (Continued)

identified, the actual amount and extent of contamination discovered, and the final cleanup standards mandated by the EPA and other governmental authorities.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. More recent rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a standard of 70 parts per billion. We are monitoring the rule’s implementation and evaluating potential impacts to our operations. For these and other new regulations, we are unable to estimate the costs of asset additions or modifications necessary to comply due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2017, we have accrued liabilities of $8 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2017, we have accrued liabilities totaling $8 million for these costs.
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
At September 30, 2017, we have accrued environmental liabilities of $24 million related to these matters.
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
At September 30, 2017, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to

Notes (Continued)

have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
In addition to the foregoing, various other proceedings are pending against us which are incidental to our operations, none of which are expected to be material to our expected future annual results of operations, liquidity, and financial position.
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
	(Millions)
Three Months Ended September 30, 2017
Segment revenues:
Service revenues
External	$1,304	$6	$—	$1,310
Internal	—	2	(2)	—
Total service revenues	1,304	8	(2)	1,310
Product sales
External	581	—	—	581
Internal	—	—	—	—
Total product sales	581	—	—	581
Total revenues	$1,885	$8	$(2)	$1,891

Three Months Ended September 30, 2016
Segment revenues:
Service revenues
External	$1,241	$6	$—	$1,247
Internal	11	3	(14)	—
Total service revenues	1,252	9	(14)	1,247
Product sales
External	655	3	—	658
Internal	—	6	(6)	—
Total product sales	655	9	(6)	658
Total revenues	$1,907	$18	$(20)	$1,905

Nine Months Ended September 30, 2017
Segment revenues:
Service revenues
External	$3,836	$17	$—	$3,853
Internal	1	8	(9)	—
Total service revenues	3,837	25	(9)	3,853
Product sales
External	1,950	—	—	1,950
Internal	—	—	—	—
Total product sales	1,950	—	—	1,950
Total revenues	$5,787	$25	$(9)	$5,803

Nine Months Ended September 30, 2016
Segment revenues:
Service revenues
External	$3,656	$22	$—	$3,678
Internal	32	17	(49)	—
Total service revenues	3,688	39	(49)	3,678
Product sales
External	1,613	10	—	1,623
Internal	—	16	(16)	—
Total product sales	1,613	26	(16)	1,623
Total revenues	$5,301	$65	$(65)	$5,301

September 30, 2017
Total assets	$45,635	$570	$(85)	$46,120
December 31, 2016
Total assets	$46,265	$685	$(115)	$46,835

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Modified EBITDA by segment:
Williams Partners	$1,000	$1,070	$3,208	$2,629
Other	(61)	(67)	(60)	(534)
	939	1,003	3,148	2,095
Accretion expense associated with asset retirement obligations for nonregulated operations	(7)	(9)	(23)	(24)
Depreciation and amortization expenses	(433)	(435)	(1,308)	(1,326)
Equity earnings (losses)	115	104	347	302
Impairment of equity-method investments	—	—	—	(112)
Other investing income (loss) – net	4	28	278	64
Proportional Modified EBITDA of equity-method investments	(202)	(194)	(611)	(574)
Interest expense	(267)	(297)	(818)	(886)
(Provision) benefit for income taxes	(24)	(69)	(126)	74
Net income (loss)	$125	$131	$887	$(387)

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; and is comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of September 30, 2017, we own 74 percent of the interests in WPZ.
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
Williams Partners’ midstream businesses primarily consist of (1) natural gas gathering, treating, compression, and processing; (2) NGL fractionation, storage, and transportation; (3) crude oil production handling and transportation; and (4) olefins production. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.) The primary service areas are concentrated in major producing basins in Colorado, Texas, Oklahoma, Kansas, New Mexico, Wyoming, the Gulf of Mexico, Louisiana, Pennsylvania, West Virginia, New York, and Ohio which include the Barnett, Eagle Ford, Haynesville, Marcellus, Niobrara, and Utica shale plays as well as the Mid-Continent region.
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
Other
Our former NGL & Petchem Services segment included certain domestic olefins pipeline assets as well as certain Canadian assets, which included a liquids extraction plant located near Fort McMurray, Alberta, that began operations in March 2016, and a propane dehydrogenation facility which was under development. In September 2016, the Canadian assets were sold. Considering this, the remaining assets are now reported within Other, effective January 1, 2017. Other also includes business activities that are not operating segments, as well as corporate operations. Prior period segment disclosures have been recast for this segment change.
Financial Repositioning
In January 2017, we announced agreements with WPZ, wherein we permanently waived the general partner’s IDRs and converted our 2 percent general partner interest in WPZ to a noneconomic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 10 – Stockholders’ Equity of Notes to Consolidated Financial Statements). According to the terms of this agreement, concurrent with WPZ’s quarterly distributions in February 2017 and May 2017, we paid additional consideration totaling $56 million to WPZ for these units. Subsequent to these transactions and as of September 30, 2017, we own a 74 percent limited partner interest in WPZ.
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
Dividends
In September 2017, we paid a regular quarterly dividend of $0.30 per share.
Overview of Nine Months Ended September 30, 2017
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2017, changed favorably by $896 million compared to the nine months ended September 30, 2016, reflecting an increase of $972 million in operating income, a $214 million increase in Other investing income (loss) – net primarily associated with the disposition of certain equity-method investments in 2017, the absence of $112 million of impairments of equity-method investments incurred in 2016, and reduced interest expense, partially offset by a $200 million increase in the provision for income taxes, driven by higher pre-tax income, partially offset by a $127 million benefit associated with the release of a valuation allowance on a capital loss carryover and a $378 million increase in net income attributable to noncontrolling interests primarily due to increased income at WPZ. The improvement in operating income reflects a gain of $1.095 billion from the sale of our Geismar Interest, increase service revenue from expansion projects, and lower costs and expenses, partially offset by a $113 million decrease in product margins primarily due to the loss of olefins volumes as a result of the sale of our Gulf Olefins and Canadian operations, and a $425 million increase in impairments of certain assets.

Management’s Discussion and Analysis (Continued)

Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 25, 2017.
Pension Deferred Vested Benefit Early Payout Program
In September 2017, we initiated a program to pay out certain deferred vested pension benefits to reduce investment risk, cash funding volatility, and administrative costs. Eligible participants had until October 31, 2017, to make elections. We expect to make the lump-sum payments and commence the annuity payments in December 2017, and intend to fund the payments from existing assets in our pension plans. As a result of these payouts and based on current assumptions, we expect to record a pre-tax, non-cash settlement charge in the fourth quarter of 2017 that we estimate will be between $70 million and $100 million. The ultimate amount of the charge will largely depend upon the actual level of participation as well as the actuarial assumptions used to measure the pension plans’ assets and obligations, including the discount rates.
Williams Partners
New York Bay Expansion
In October 2017, the New York Bay Expansion to the Transco system was placed into service. The project expanded Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point and the Narrows meter station in New York. The project increased capacity by 115 Mdth/d.
Dalton
In August 2017, the Dalton expansion to the Transco system was placed into service. This project expanded Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 in New Jersey to markets in northwest Georgia. On April 1, 2017, we began providing firm transportation service through the mainline portion of the project on an interim basis and we placed the full project into service in August 2017. The project increased capacity by 448 Mdth/d.
Hillabee
In July 2017, Phase I of the Hillabee Expansion Project was placed into service. The project involves an expansion of Transco’s existing natural gas transmission system from our Station 85 in west central Alabama to a new interconnection with the Sabal Trail pipeline in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service in June of 2017 and the remainder of Phase I into service in July of 2017. Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d.
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
In August 2017, the Court of Appeals for the District of Columbia Circuit granted an appeal of the FERC certificate order for the Southeast Market Pipelines projects (a group of related projects, including the Hillabee Expansion Project) filed by certain non-governmental organizations. In doing so, the court (i) remanded the matter to the FERC for preparation of an Environmental Impact Statement that conforms with the court’s opinion regarding quantifying certain greenhouse gas emissions, and (ii) vacated the FERC’s certificate order for the projects, which would be effective following the court’s mandate (by court order, the mandate will not issue until after disposition of all petitions for rehearing). We, along with other intervenors, and the FERC have filed petitions for rehearing with the court to overturn

Management’s Discussion and Analysis (Continued)

the remedy that would involve vacating the FERC certificate order. If the court’s mandate is issued prior to the FERC re-issuing certificate authority for the projects, we believe that the FERC will take the necessary steps (which may include issuing temporary certificate authority) to avoid any lapse in federal authorization for the projects.
Hurricanes Harvey and Irma
We are not aware of any major damage to our facilities as a result of Hurricanes Harvey and Irma.
Geismar olefins facility monetization
In July 2017, WPZ completed the sale of its Geismar Interest for $2.084 billion in cash. WPZ received a final working capital adjustment of $12 million in October 2017. Additionally, WPZ entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via its Bayou Ethane pipeline system, which is expected to provide a long-term, fee-based revenue stream. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
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
Commodity Prices
NGL per-unit margins were approximately 64 percent higher in the first nine months of 2017 compared to the same period of 2016 due to a 42 percent increase in per-unit non-ethane prices. The per-unit margin increase also reflects the absence of our former Canadian operations which had lower per-unit non-ethane margins in the prior year compared to our domestic operations. These favorable impacts were partially offset by an approximate 37 percent increase in per-unit natural gas feedstock prices.
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

Gathering and Processing Per Unit NGL Margin with Production and Sales Volumes by Quarter (excludes partially owned plants)

$ per gallon
Gallons (Millions)
0.70
0.60
0.50
0.40
0.30
0.20
0.10
0.00
800
700
600
500
400
300
200
100
0
Q4'14
Q1'15
Q2'15
Q3'15
Q4'15
Q1'16
Q2'16
Q3'16
Q4'16
Q1'17
Q2'17
Q3'17
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
Our growth capital and investment expenditures in 2017 are expected to be between $2.1 billion and $2.8 billion. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also

Management’s Discussion and Analysis (Continued)

remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, as well as the sale of our Canadian operations and Geismar Interest, fee-based businesses are becoming an even more significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. For the remainder of 2017, current forward market prices indicate oil and natural gas prices are expected to be relatively comparable to the same period in 2016, while NGL prices are expected to be higher. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering and processing volumes. The credit profiles of certain of our producer customers have been, and may continue to be, challenged as a result of lower energy commodity prices. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2017, our operating results are expected to include increases from our regulated Transco fee-based business, primarily related to projects recently placed in-service or expected to be placed in-service in 2017. For our non-regulated businesses, we anticipate increases in fee-based revenue due to expanded capacity in the Eastern Gulf area and a slight increase in fee-based revenue in the Northeast region. Partially offsetting these increases are expected declines in fee-based revenue in the Western region. We expect overall gathering and processing volumes to remain steady in 2017 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate lower general and administrative expenses due to cost reduction initiatives and asset monetizations.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Counterparty credit and performance risk, including that of Chesapeake Energy Corporation and its affiliates;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices and margins;

•	General economic, financial markets, or further industry downturn, including increased interest rates;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Lower than expected distributions from WPZ;

•	Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on February 22, 2017.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Williams Partners’ ongoing major expansion projects include the following:
Appalachian Basin Expansion
We recently agreed to expand our services to a customer to provide 660 MMcf/d of processing wet gas capacity in the Marcellus and Upper Devonian Shale in West Virginia. Associated with this agreement, we expect to further

Management’s Discussion and Analysis (Continued)

expand the processing capacity of our Oak Grove facility, which has the ability to increase capacity by an additional 1.8 Bcf/d. Additionally, with the same customer, we secured a gathering dedication agreement to gather dry gas in this same region. These expansions will be supported by long-term, fee-based agreements and volumetric commitments.
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We placed a portion of the mainline project facilities into service on September 1, 2017 and it increased capacity by 400 Mdth/d. We plan to place the full project into service during mid-2018, assuming timely receipt of all remaining regulatory approvals. The full project is expected to increase capacity by 1,700 Mdth/d.
Constitution Pipeline
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
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit. As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing of the Second Circuit Court’s decision, but in October the court denied our petition.
We remain steadfastly committed to the project and in October 2017 we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute.
In light of the NYSDEC’s denial of the water quality certification and the actions taken to challenge the decision, the anticipated target in-service date is as early as the first half of 2019, which assumes the timely receipt of a Notice to Proceed from the FERC. (See Note 2 – Variable Interest Entities of Notes to Consolidated Financial Statements.)
Eagle Ford
We plan to expand our gathering infrastructure in the Eagle Ford region in order to meet our customers’ production plans. The expansion of the gathering infrastructure includes the addition of well connections and gathering pipeline to the existing systems.
Garden State
In April 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 210 in New Jersey to a new interconnection on our Trenton Woodbury Lateral in New Jersey. The project will be constructed in phases and is expected to increase capacity by 180 Mdth/d. We placed the initial phase of the project into service on September 9, 2017 and plan to place the remaining portion of the project into service during the second quarter of 2018.

Management’s Discussion and Analysis (Continued)

Gulf Connector
In August 2016, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project will be constructed in two phases and we plan to place both phases into service during the first half of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 475 Mdth/d.
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to a new interconnection with the Sabal Trail pipeline in Alabama. The project will be constructed in phases, and all of the project expansion capacity will be leased to Sabal Trail. We placed a portion of Phase I into service in June of 2017 and the remainder of Phase I into service in July of 2017. Phase I increased capacity by 818 Mdth/d. The in-service date of Phase II is planned for the second quarter of 2020 and together they are expected to increase capacity by 1,025 Mdth/d. See Williams Partners within Overview of Nine Months Ended September 30, 2017.
Norphlet Project
In March 2016, we announced that we have reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. The project will provide offshore gas gathering services to our existing Transco lateral, which will provide transmission services onshore to our Mobile Bay processing facility. We also plan to make modifications to our Main Pass 261 Platform to install an alternate delivery route from the platform, as well as modifications to our Mobile Bay processing facility. The project is scheduled to go into service during the second half of 2019.
North Seattle Lateral Upgrade
In May 2017, we filed an application with the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service as early as the fourth quarter of 2019. The project is expected to increase capacity by up to 159 Mdth/d.
Northeast Supply Enhancement
In March 2017, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. We plan to place the project into service in late 2019 or during the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
Susquehanna Supply Hub Expansion
The Susquehanna Supply Hub Expansion, which involves two new compression facilities with an additional 49,000 horsepower and 59 miles of 12 inch to 24 inch pipeline, is expected to increase gathering capacity, allowing a certain producer to fulfill its commitment to deliver 850 Mdth/d to our Atlantic Sunrise development. We anticipate this expansion will be completed by the end of 2017.
Virginia Southside II
In July 2016, we received approval from the FERC to expand Transco’s existing natural gas transmission system together with greenfield facilities to provide incremental firm transportation capacity from our Station 210 in New Jersey and our Station 165 in Virginia to a proposed delivery point on a new lateral extending from our Brunswick Lateral in Virginia. We plan to place the project into service during the fourth quarter of 2017 and it is expected to increase capacity by 250 Mdth/d.

Management’s Discussion and Analysis (Continued)

Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of September 30, 2017, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $381 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. As a result of the events discussed in Company Outlook, we evaluated the capitalized project costs for impairment as recently as September 30, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including a scenario assuming construction of the pipeline, as well as a scenario where the project does not proceed. We continue to monitor the capitalized project costs associated with Constitution for potential impairment.

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
As disclosed in our 2016 Annual Report on Form 10–K and subsequent Quarterly Reports on Form 10–Q, we may monetize assets that are not core to our strategy which could result in impairments of certain equity–method investments, property, plant, and equipment, and intangible assets. Such impairments could potentially be caused by indications of fair value implied through the monetization process or, in the case of asset dispositions that are part of a broader asset group, the impact of the loss of future estimated cash flows.
During the third quarter of 2017, we received solicitations and engaged in negotiations for the sale of certain gas gathering assets within the Mid-Continent region. As a result of these events, we evaluated the Mid-Continent asset group, which includes property, plant, and equipment and intangible assets, for impairment. Our evaluation considered the likelihood of divesting certain assets within the Mid-Continent region as well as information developed from the negotiation process that impacted our estimate of future cash flows associated with these assets. The estimated undiscounted future cash flows were determined to be below the carrying amount for these assets. We computed the estimated fair value using an income approach and incorporated market inputs based on ongoing negotiations for the potential sale of a portion of the underlying assets. For the income approach, we utilized a discount rate of 10.2 percent, reflecting an estimate of our cost of capital and risks associated with the underlying assets. As a result of this evaluation, we recorded an impairment charge of $1.019 billion for the difference between the estimated fair value and carrying amount of these assets.
Judgments and assumptions are inherent in estimating undiscounted future cash flows, fair values, and the probability-weighting of possible outcomes. The use of alternate judgments and assumptions could result in a different determination affecting the consolidated financial statements.

Equity-Method Investment in UEOM
As of September 30, 2017, the carrying value of our equity-method investment in UEOM is $1.4 billion. During the third quarter of 2017, we became aware of potential changes to the future drilling plans of a certain producer which could delay and/or reduce volumes available for processing at UEOM. As a result, we evaluated this investment for impairment at September 30, 2017, and determined that no impairment was necessary.
We estimated the fair value of our investment in UEOM using an income approach that included probability-weighted scenarios assuming varying levels of volume declines, as well as a scenario with less volume degradation as a result of an assumed sale of the underlying reserves to another producer. We utilized a discount rate of 10.8 percent.

Management’s Discussion and Analysis (Continued)

The estimated fair value of our investment in UEOM exceeded its carrying value by more than 10 percent. Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and scenario probabilities. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of an impairment charge in the consolidated financial statements.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change*	% Change*	2017	2016	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,310	$1,247	+63	+5%	$3,853	$3,678	+175	+5%
Product sales	581	658	-77	-12%	1,950	1,623	+327	+20%
Total revenues	1,891	1,905			5,803	5,301
Costs and expenses:
Product costs	504	461	-43	-9%	1,620	1,180	-440	-37%
Operating and maintenance expenses	400	394	-6	-2%	1,157	1,179	+22	+2%
Depreciation and amortization expenses	433	435	+2	—%	1,308	1,326	+18	+1%
Selling, general, and administrative expenses	138	177	+39	+22%	452	556	+104	+19%
Gain on sale of Geismar Interest	(1,095)	—	+1,095	NM	(1,095)	—	+1,095	NM
Impairment of certain assets	1,210	1	-1,209	NM	1,236	811	-425	-52%
Other (income) expense – net	24	92	+68	+74%	34	130	+96	+74%
Total costs and expenses	1,614	1,560			4,712	5,182
Operating income (loss)	277	345			1,091	119
Equity earnings (losses)	115	104	+11	+11%	347	302	+45	+15%
Impairment of equity-method investments	—	—	—	NM	—	(112)	+112	+100%
Other investing income (loss) – net	4	28	-24	-86%	278	64	+214	NM
Interest expense	(267)	(297)	+30	+10%	(818)	(886)	+68	+8%
Other income (expense) – net	20	20	—	—%	115	52	+63	+121%
Income (loss) before income taxes	149	200			1,013	(461)
Provision (benefit) for income taxes	24	69	+45	+65%	126	(74)	-200	NM
Net income (loss)	125	131			887	(387)
Less: Net income (loss) attributable to noncontrolling interests	92	70	-22	-31%	400	22	-378	NM
Net income (loss) attributable to The Williams Companies, Inc.	$33	$61			$487	$(409)

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2017 vs. three months ended September 30, 2016
Service revenues increased due to higher revenues from the Barnett Shale related to the amortization of deferred revenue associated with the restructuring of contracts in the fourth quarter of 2016, as well as higher volumes primarily associated with Transco’s natural gas transportation fee revenues associated with expansion projects placed in-service during 2016 and 2017, partially offset by lower rates in the western region also associated with the fourth quarter 2016 contract restructuring. The increase in Service revenues was also partially offset by lower volumes in most of the Utica Shale and western regions, driven by natural declines.
Product sales decreased primarily due to lower olefin sales associated with decreased volumes related to the sale of our Geismar Interest in July 2017, our Canadian operations in September 2016, and our RGP Splitter in June 2017. The decrease in Product sales is partially offset by higher marketing sales primarily due to significantly higher prices, partially offset by lower volumes.
The increase in Product costs is primarily due to the same factors that increased marketing sales, partially offset by lower olefin feedstock and natural gas purchases associated with decreased volumes.
Operating and maintenance expenses increased primarily due to an increase in Transco pipeline integrity testing and costs, and general maintenance. These increases are partially offset by the absence of costs associated with our former Canadian and Gulf Olefins operations and ongoing cost containment efforts.
Depreciation and amortization expenses decreased primarily due to the absence of our former Canadian and Gulf Olefins operations, offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of project development costs incurred in the third quarter of 2016 associated with our former Canadian PDH facility, lower strategic alternatives costs, and the absence of costs associated with our former Canadian and Gulf Olefins operations. These decreases were partially offset by higher organizational realignment and severance costs. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
The unfavorable change in Impairment of certain assets reflects the 2017 impairments of certain gathering operations in the Mid-Continent and Marcellus South regions and certain NGL pipeline assets (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes the absence of the 2016 loss on the sale of our Canadian operations, as well as lower product development costs at Constitution.
Operating income (loss) changed unfavorably primarily due to the 2017 impairment of certain gathering operations in the Mid-Continent and Marcellus South regions and lower olefin product margins resulting from the sale of our Geismar Interest and Canadian operations, partially offset by the gain on sale of our Geismar Interest, higher service revenues associated with certain projects placed in-service, and the absence of a 2016 loss on the sale of our Canadian operations.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments, partially offset by lower Discovery results due to lower fee revenues, and lower UEOM results driven by lower processing volumes from the Utica gathering system.
Other investing income (loss) – net decreased due to the absence of a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments gathering system. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Interest expense decreased due to lower Interest incurred primarily attributable to debt retirements and lower borrowings on our credit facilities in 2017. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Provision (benefit) for income taxes changed favorably primarily due to lower pretax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the impact of decreased income allocated to the WPZ general partner driven by the permanent waiver of IDRs, partially offset by a decrease in the ownership of the noncontrolling interests and lower operating results at WPZ. Both the permanent waiver of IDRs and the change in ownership are associated with the first-quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements).
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Service revenues increased due to the recognition of deferred revenue in the Barnett Shale region associated with the restructuring of contracts in the fourth quarter of 2016. Service revenues also increased due to higher volumes primarily in the eastern Gulf Coast region, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down of Gulfstar One in the second quarter of 2016 to tie into Gunflint, the absence of producers’ 2016 operational issues in the Tubular Bells field in the first quarter of 2016, and higher volumes at Devils Tower related to Kodiak field production. Additionally, Transco experienced higher natural gas transportation fee revenues reflecting expansion projects placed in-service in 2016 and 2017, as well as an increase in storage revenues due to the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016. These increases were partially offset by lower rates primarily in the Barnett Shale region associated with the previously discussed contract restructure, as well as lower volumes in most of the Utica Shale and western regions driven by natural declines and extreme weather conditions in the Rocky Mountains in 2017. Service revenues increases were also partially offset by the absence of our former Canadian and Gulf Olefins operations.
Product sales increased due to higher marketing revenues primarily associated with significantly higher prices and volumes. Revenues from the sale of our equity NGLs increased primarily due to higher non-ethane NGL prices, partially offset by lower volumes. These increases were partially offset by lower olefin production sales due to lower volumes resulting from the sale of our former Gulf Olefins and Canadian operations.
The increase in Product costs is primarily due to the same factors that increased marketing sales, partially offset by lower olefin feedstock purchases associated with the sale of our Gulf Olefins and Canadian operations.
Operating and maintenance expenses decreased primarily due to the absence of costs associated with our former Canadian and Gulf Olefins operations and lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco, and general maintenance.
Depreciation and amortization expenses decreased primarily due to the absence of our former Canadian and Gulf Olefins operations, partially offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of certain project development costs associated with the Canadian PDH facility that we expensed in 2016, lower labor-related costs resulting from our workforce reductions that occurred late in first-quarter 2016, ongoing cost containment efforts, the absence of costs associated with our former Canadian operations, as well as lower strategic development costs. These decreases were partially offset by higher severance and organizational realignment costs. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
The Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

The unfavorable change in Impairment of certain assets reflects 2017 impairments of certain gathering operations in the Mid-Continent and Marcellus South regions, certain NGL pipeline assets, and an olefins pipeline project in the Gulf coast region. These 2017 impairments are partially offset by the absence of 2016 impairments of our former Canadian operations and certain Mid-Continent assets (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes the absence of the 2016 loss on the sale of our Canadian operations, gains from certain contract settlements and terminations in 2017, a gain on the sale of our RGP Splitter in 2017, the absence of an unfavorable change in foreign currency exchange associated with our former Canadian operations, insurance proceeds received in 2017 associated with the Geismar Incident, and lower project development costs at Constitution. These favorable changes were partially offset by the accrual of additional expenses in 2017 related to the Geismar Incident, as well as the absence of a gain in first-quarter 2016 associated with the sale of unused pipe.
Operating income (loss) changed favorably primarily due to the gain on sale of our Geismar Interest, the absence of the 2016 impairments of our former Canadian operations and certain Mid-Continent assets, higher service revenues from expansion projects placed in-service in 2016 and 2017, as well as ongoing cost containment efforts, including workforce reductions in first-quarter 2016. Operating income (loss) also improved due to the absence of a 2016 loss on the sale of our Canadian operations, the absence of an operating loss associated with our former Canadian operations, gains from certain contract settlements, and the sale of our RGP Splitter. These favorable changes were partially offset by a 2017 impairment of certain gathering operations in the Mid-Continent and Marcellus South regions, and certain NGL pipeline assets, as well as the absence of operating income associated with our former Gulf Olefins operations.
The favorable change in Equity earnings (losses) is due to an increase in ownership of our Appalachian Midstream Investments, improved results at Laurel Mountain Midstream due to higher rates, and improved results at Discovery attributable to the accelerated recognition of previously deferred revenue, partially offset by lower UEOM results driven by lower processing volumes from the Utica gathering system.
The decrease in Impairment of equity-method investments reflects the absence of first-quarter 2016 impairment charges associated with our DBJV and Laurel Mountain equity-method investments. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
Other investing income (loss) – net reflects the gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017 (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements), partially offset by the absence of interest income received in 2016 associated with a receivable related to the sale of certain former Venezuelan assets and the absence of a 2016 gain on the sale of an equity-method investment interest in a gathering system that was part of our Appalachia Midstream Investments gathering system.
Interest expense decreased primarily due to lower Interest incurred primarily attributable to debt retirements and lower borrowings on our credit facilities in the first quarter of 2017. (See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a net gain on early debt retirements in 2017, and favorable changes related to equity funds used during construction (AFUDC). (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

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
Williams Partners

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$1,304	$1,252	$3,837	$3,688
Product sales	581	655	1,950	1,613
Segment revenues	1,885	1,907	5,787	5,301

Product costs	(504)	(463)	(1,620)	(1,183)
Other segment costs and expenses	(536)	(567)	(1,520)	(1,660)
Gain on sale of Geismar Interest	1,095	—	1,095	—
Impairment of certain assets	(1,142)	(1)	(1,145)	(403)
Proportional Modified EBITDA of equity-method investments	202	194	611	574
Williams Partners Modified EBITDA	$1,000	$1,070	$3,208	$2,629

NGL margin	$46	$45	$139	$119
Olefin margin	2	122	126	267
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Modified EBITDA decreased primarily due to impairments of certain gathering operations and lower olefin margins due to the sale of our Gulf Olefins (Geismar olefin and RGP Splitter plants) operations in 2017 and our Canadian operations in 2016, partially offset by a $1.095 billion gain on the sale of our Geismar Interest in third-quarter 2017, the absence of the $32 million loss on the sale of our former Canadian operations in third-quarter 2016, and higher service revenues primarily driven by expansions of our Transco pipeline and our Gulfstar One facilities.
Service revenues increased primarily due to:

•
A $53 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring;

•	A $43 million increase in Transco’s natural gas transportation fee revenues primarily due to a $45 million increase associated with expansion projects placed in-service in 2016 and 2017;

•
A $20 million increase in fee revenues in the eastern Gulf Coast region associated primarily with higher volumes, including the impact of new volumes at Gulfstar One from the Gunflint expansion placed in service in the third quarter of 2016, and the absence of the temporary shutdown and subsequent ramp-up of Gulfstar One in the second and third quarters of 2016 to tie-in Gunflint;

Management’s Discussion and Analysis (Continued)

•
A $29 million decrease related to lower gathering rates in the Barnett Shale related to the fourth quarter 2016 contract restructuring, along with lower rates recognized in the Niobrara and Eagle Ford Shale regions. Rates recognized in the Niobrara region represent a portion of the total contractual rate, with the difference reflected as deferred revenue;

•
An $18 million decrease in fee revenues in the eastern Gulf Coast region as a result of a temporary increase during 2016 related to disrupted operations of a competitor and shut-ins of certain wells behind Devils Tower as a result of production issues;

•	A decrease of $15 million primarily due to the absence of revenues associated with our former Canadian operations that were sold in September 2016;

•
In the Northeast region, a $10 million increase in fee revenues in the Susquehanna Supply Hub driven by 10 percent higher gathered volumes reflecting increased customer production, offset by a $10 million decrease in the Utica gathering system associated with 6 percent lower gathered volumes driven by natural declines in the wet gas areas, partially offset by higher volumes from new development in the dry gas areas.

Product sales decreased primarily due to:

•
A $196 million decrease in olefin sales due to the absence of sales associated with the Gulf Olefins operations that were sold in July 2017 and June 2017, respectively, and our former Canadian operations that were sold in September 2016;

•
A $12 million decrease in revenues from our equity NGLs primarily due to the absence of sales associated with our former Canadian operations and the absence of a temporary increase in 2016 due to disrupted operations of a competitor, partially offset by higher NGL prices;

•
A $142 million increase in marketing revenues primarily due to significantly higher prices and NGL volumes, partially offset by lower crude, natural gas, and propylene volumes (offset in marketing purchases).

Product costs increased primarily due to:

•
A $141 million increase in marketing purchases primarily due to the same factors that increased marketing sales (offset in marketing revenues). The increase in marketing costs does not reflect the intercompany costs associated with certain gathering and processing services performed by an affiliate;

•	An $81 million decrease in olefin feedstock purchases reflecting the sale of our Gulf Olefins and Canadian operations;

•
A $13 million decrease in natural gas purchases associated with the production of equity NGLs reflecting lower volumes as previously discussed, partially offset by a slight increase in per-unit natural gas prices.

The favorable change in Other segment costs and expenses includes the absence of the $32 million loss on the sale of our former Canadian operations in third-quarter 2016, the absence of $39 million of operating and other expenses associated with our Gulf Olefins and Canadian operations, favorable impacts related to gains on asset retirements, and ongoing cost containment efforts. These decreases are partially offset by an increase in pipeline integrity testing on Transco and costs associated with the closure of our office in Oklahoma City.
Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
Impairment of certain assets increased primarily due to a $1.019 billion impairment of certain gathering operations in the Mid-Continent region, a $115 million impairment of certain gathering operations in the Marcellus South region,

Management’s Discussion and Analysis (Continued)

and write-downs of certain assets that are no longer in use or are surplus in nature. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
The increase in Proportional Modified EBITDA of equity-method investments includes a $31 million increase at Appalachian Midstream Investments reflecting our increased ownership and higher gathering volumes reflecting the absence of shut-in volumes from 2016 and increased customer production. This increase is partially offset by a $9 million decrease from Discovery primarily due to production issues on certain wells and temporary hurricane related shut-ins, an $8 million decrease at UEOM driven by lower processing volumes from the Utica gathering system, as noted above, and the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Modified EBITDA increased primarily due to a $1.095 billion gain on the sale of our Geismar Interest in third-quarter 2017, the absence of impairments of our Canadian operations and certain gathering assets in the Mid-Continent region in the second quarter of 2016, the absence of a loss on the sale of our former Canadian operations in third-quarter 2016, lower segment costs and expenses, higher service revenues, and higher Proportional Modified EBITDA of equity-method investments. These increases are partially offset by the impairments of certain gathering operations in 2017 and lower olefin margins due to the sale of our Gulf Olefins operations early in the third quarter of 2017.
Service revenues increased primarily due to:

•
A $158 million increase related to the amortization of deferred revenue associated with the up-front cash payment received in conjunction with the fourth quarter 2016 Barnett Shale contract restructuring;

•
Higher eastern Gulf Coast region revenue of $114 million associated primarily with higher volumes, including the impact of new volumes at Gulfstar One related to the Gunflint expansion placed in-service in the third quarter of 2016, the absence of the temporary shut-down and subsequent ramp-up of Gulfstar One in the second and third quarters of 2016 to tie-in Gunflint, and the absence of producers’ operational issues in the Tubular Bells field during the first quarter of 2016, along with higher volumes at Devils Tower related to Kodiak field production (although certain wells in this field are now shut-in due to production issues). This increase is partially offset by a $17 million decrease in western Gulf Coast region fee revenues due primarily to producer maintenance.

•
Transco’s natural gas transportation fee revenues increased $74 million primarily due to an $88 million increase associated with expansion projects placed in-service in 2016 and 2017, partially offset by lower volume-based transportation services revenues;

•	A $14 million increase in Transco’s storage revenue primarily reflecting the absence of an accrual for potential refunds associated with a ruling received in certain rate case litigation in 2016;

•
A $75 million decrease related to lower gathering rates in the West region including lower rates in the Barnett Shale area primarily due to the fourth quarter 2016 contract restructuring, along with lower rates recognized in the Niobrara, Eagle Ford Shale, and Haynesville Shale regions. Rates recognized in the Niobrara region represent a portion of the total contractual rate that is received, with the difference reflected as deferred revenue;

•	A $72 million decrease driven by lower volumes in the West region primarily as a result of natural declines and more extreme weather conditions in the Rocky Mountains in the first quarter of 2017;

•	A $36 million decrease due to the absence of revenue generated by our former Canadian operations that were sold in September 2016;

•
In the Northeast region, a slight decline reflecting a $52 million decrease in the Utica gathering system primarily due to 20 percent lower gathered volumes driven by natural declines in the wet gas areas which are partially offset by higher volumes from new development in the dry gas areas. This decrease is mostly offset by a $32

Management’s Discussion and Analysis (Continued)

million increase in gathering fee revenue at Susquehanna Supply Hub driven by 12 percent higher gathered volumes reflecting increased customer production, and a $22 million increase in fee revenue at Ohio Valley Midstream reflecting the absence of shut-in volumes from the first half of 2016, as well as new production coming online.
Product sales increased primarily due to:

•	A $520 million increase in marketing revenues primarily due to significantly higher prices and volumes (substantially offset in marketing purchases);

•
A $26 million increase in revenues from our equity NGLs including a $76 million increase driven by higher non-ethane prices, the effect of which is partially offset by a $36 million decrease due to the absence of NGL production revenues associated with our former Canadian operations and a $14 million decrease related to lower volumes at our domestic plants driven by severe winter conditions in the first quarter of 2017, the absence of temporary volumes in 2016 related to disrupted operations of a competitor and natural declines;

•	A $7 million increase in system management gas sales from Transco. System management gas sales are offset in Product costs and, therefore, have no impact on Modified EBITDA;

•
A $217 million decrease in olefin sales primarily due to a $180 million decrease reflecting the sale of our Gulf Olefins operations, a $29 million decrease due to the sale of the Canadian operations in 2016 and a $16 million decrease at our Geismar plant in the first half of 2017 due primarily to lower volumes associated with the electrical outage in second-quarter 2017, as well as planned maintenance downtime in first-quarter 2017. These items were partially offset by $8 million higher sales at the RGP Splitter in the first half 2017 due primarily to higher propylene prices.

Product costs increased primarily due to:

•
A $501 million increase in marketing purchases primarily due to the same factors that increased marketing sales (more than offset in marketing revenues). The increase in marketing costs does not reflect the intercompany costs associated with certain gathering and processing services performed by an affiliate;

•	A $7 million increase in system management gas costs (offset in Product sales);

•
A $5 million increase in natural gas purchases associated with the production of equity NGLs reflecting a significant increase in per-unit natural gas prices and increased sales from inventory, partially offset by a $24 million decrease due to the sale of our Canadian operations;

•
A $79 million decrease in olefin feedstock purchases primarily due to the absence of $76 million in feedstock purchases in third-quarter 2017 reflecting the sale of the Gulf Olefins operations as well as the absence of $9 million in costs associated with our former Canadian operations, partially offset by $6 million higher feedstock costs in the first half of 2017.

The favorable change in Other segment costs and expenses includes the absence of the $32 million loss on the sale of our former Canadian operations in third-quarter 2016, a reduction of $75 million of operating and other expenses associated with our Gulf Olefins and Canadian operations, a $27 million net gain associated with early debt retirement, a decrease in labor-related expenses resulting from our first quarter 2016 workforce reduction, favorable contract settlements and terminations in the first quarter of 2017, a $12 million gain on the sale of the RGP Splitter, and a favorable change in equity AFUDC, primarily associated with an increase in Transco’s capital spending, which is partially offset by a decrease in capital spending at Constitution. These decreases in expenses are partially offset by an increase in pipeline integrity testing on Transco, higher Geismar selling expenses, repairs related to the Geismar electrical outage, and expenses associated with the closure of our office in Oklahoma City.

Management’s Discussion and Analysis (Continued)

Gain on sale of Geismar Interest reflects the gain recognized on the sale of our Geismar Interest in July 2017. (See Note 3 – Divestitures of Notes to Consolidated Financial Statements.)
Impairment of certain assets increased primarily due to a $1.019 billion impairment of certain gathering operations in the Mid-Continent and a $115 million impairment of certain gathering operations in the Marcellus South region, partially offset by the absence of a $341 million impairment of our former Canadian operations and a $48 million impairment of certain Mid-Continent gathering assets in the second quarter of 2016. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
The increase in Proportional Modified EBITDA of equity-method investments includes a $60 million increase at Appalachia Midstream Investments primarily due to our increased ownership late in the first quarter of 2017 and higher gathering volumes reflecting the absence of shut-in volumes from 2016 and increased customer production; a $10 million increase at Laurel Mountain Midstream associated with higher gathering revenue due to higher rates reflecting higher natural gas prices; an $8 million increase from Discovery primarily attributable to the accelerated recognition of previously deferred revenue and higher NGL margins, partially offset by lower fee revenue driven by production issues at certain wells, higher turbine maintenance expenses, temporary hurricane-related shut-ins, and maintenance on the Keathley Canyon Connector pipeline. These increases are partially offset by a $29 million decrease at UEOM reflecting lower processing volumes from the wet gas areas of the Utica gathering system as noted above and the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Millions)
Service revenues	$8	$9	$25	$39
Product sales	—	9	—	26
Segment revenues	8	18	25	65

Product costs	—	(4)	—	(13)
Other segment costs and expenses	(1)	(81)	6	(178)
Impairment of certain assets	(68)	—	(91)	(408)
Other Modified EBITDA	$(61)	$(67)	$(60)	$(534)
Three months ended September 30, 2017 vs. three months ended September 30, 2016
Modified EBITDA improved primarily due to lower Other segment costs and expenses, partially offset by the impairment of a certain NGL pipeline.
Other segment costs and expenses improved primarily due to:

•	The absence of a $33 million loss on the sale of our Canadian operations in September 2016;

•	The absence of $16 million of certain project development costs associated with the Canadian PDH facility that we expensed in 2016;

•	A $16 million decrease in costs related to our evaluation of strategic alternatives;

•
The absence of $11 million of transportation and fractionation fees incurred in 2016 related to the Redwater fractionation facility, which was included in the sale of our Canadian operations in September 2016.

Impairment of certain assets increased due to the impairment of a certain NGL pipeline asset in the third quarter of 2017. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2017 vs. nine months ended September 30, 2016
Modified EBITDA improved primarily due to the absence of a second-quarter 2016 impairment of our former Canadian operations and improved Other segment costs and expenses.
Service revenues decreased primarily due to a reduction in Canadian construction management revenues.
Product sales and Product costs decreased due to the sale of the Horizon liquids extraction plant in September 2016.
Other segment costs and expenses changed favorably primarily due to:

•	The absence of $61 million of certain project development costs associated with the Canadian PDH facility that we expensed in 2016;

•	A $32 million favorable change in the loss on the sale of our Canadian operations in September 2016;

•
The absence of $32 million of transportation and fractionation fees incurred in 2016 related to the Redwater fractionation facility, which was included in the sale of our Canadian operations in September 2016;

•	A $31 million decrease in costs related to our evaluation of strategic alternatives;

•
A $28 million increase in income associated with an increase in a regulatory asset primarily driven by our increased ownership in WPZ. (See Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements).

Impairment of certain assets decreased primarily due to the absence of the 2016 impairment of our Canadian operations, partially offset by the impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017 and the impairment of a certain NGL pipeline asset in the third quarter of 2017. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)

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
As previously discussed in Company Outlook, our consolidated growth capital and investment expenditures are expected to be between $2.1 billion and $2.8 billion in 2017. Approximately $1.4 billion to $1.9 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2017 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We retain the flexibility to adjust planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities.
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

Management’s Discussion and Analysis (Continued)

As of September 30, 2017, we had a working capital deficit of $61 million. Our available liquidity is as follows:

	September 30, 2017
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$1,165	$7	$1,172
Capacity available under our $1.5 billion credit facility (1)		1,100	1,100
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (2)	3,500		3,500
	$4,665	$1,107	$5,772

(1)
Through September 30, 2017, the highest amount outstanding under our credit facility during 2017 was $805 million. At September 30, 2017, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under this facility as of October 31, 2017, was $1.125 billion.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. As of September 30, 2017, no Commercial paper was outstanding under WPZ’s commercial paper program. Through September 30, 2017, the highest amount outstanding under WPZ’s commercial paper program and credit facility during 2017 was $178 million. At September 30, 2017, WPZ was in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under WPZ’s $3.5 billion credit facility as of October 31, 2017, was $3.5 billion.

Dividends
As part of the Financial Repositioning announced in January 2017, we increased our regular quarterly cash dividend by 50 percent from the previous quarterly dividend of $0.20 per share paid in December 2016, to $0.30 per share for the dividends paid in March 2017, June 2017, and September 2017.
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

Management’s Discussion and Analysis (Continued)

Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
WMB:	S&P Global Ratings	Stable	BB+	BB+
	Moody’s Investors Service	Positive	Ba2	N/A
	Fitch Ratings	Stable	BB+	N/A

WPZ:	S&P Global Ratings	Stable	BBB	BBB
	Moody’s Investors Service	Positive	Baa3	N/A
	Fitch Ratings	Positive	BBB-	N/A

During March 2017, S&P Global Ratings upgraded its rating for both WMB and WPZ. In July 2017, Fitch Ratings changed its Outlook for WPZ to Positive, and in September 2017, Moody’s Investors Service changed its Outlook for both WMB and WPZ to Positive. These credit ratings are included for informational purposes and are not recommendations to buy, sell, or hold our stock, and each rating should be evaluated independently of any other rating. No assurance can be given that the credit rating agencies will continue to assign us or WPZ the ratings shown above even if we or WPZ meet or exceed their current criteria. A downgrade of our credit ratings or the credit ratings of WPZ might increase our future cost of borrowing and would require us to provide additional collateral to third parties, negatively impacting our available liquidity.

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2017	2016
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,837	$2,097
Proceeds from equity offerings	Financing	2,130	8
Proceeds from sale of businesses, net of cash divested (see Note 3)	Investing	2,056	712
Proceeds from long-term debt (see Note 9)	Financing	1,698	998
Proceeds from our credit-facility borrowings	Financing	1,315	2,045
Distributions from unconsolidated affiliates in excess of cumulative earnings	Investing	394	341
Proceeds from dispositions of equity-method investments (see Note 4)	Investing	200	—
Proceeds from WPZ’s credit-facility borrowings	Financing	—	2,665

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 9)	Financing	(3,785)	(375)
Capital expenditures	Investing	(1,700)	(1,577)
Payments on our credit-facility borrowings	Financing	(1,690)	(1,845)
Quarterly dividends on common stock	Financing	(744)	(1,111)
Dividends and distributions to noncontrolling interests	Financing	(636)	(715)
Purchases of and contributions to equity-method investments	Investing	(103)	(132)
Payments of WPZ’s commercial paper – net	Financing	(93)	(499)
Payments on WPZ’s credit-facility borrowings	Financing	—	(2,745)
Contribution to Gulfstream for repayment of debt	Financing	—	(148)

Other sources / (uses) – net	Financing and Investing	123	258
Increase (decrease) in cash and cash equivalents		$1,002	$(23)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Net (gain) loss on disposition of equity-method investments, Impairment of equity-method investments, Gain on sale of Geismar Interest, and Impairment of and net (gain) loss on sale of assets and businesses. Our Net cash provided (used) by operating activities for the nine months ended September 30, 2017, decreased from the same period in 2016 primarily due to the absence in 2017 of certain minimum volume commitment receipts due to contract restructurings, partially offset by higher operating income in 2017.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2017.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

On February 21, 2017, we received notice from the Environmental Enforcement Section of the United States Department of Justice (DOJ) regarding certain alleged violations of the Clean Air Act at our Moundsville facility as set forth in a Notice of Noncompliance issued by the EPA on January 14, 2016. The notice includes an offer to avoid further legal action on the alleged violations by paying $2 million. In discussion with the DOJ and the EPA, the EPA has indicated its belief that additional similar violations have occurred at our Oak Grove facility and has expressed interest in pursuing a global settlement. We have requested an assessment of proposed civil penalties for violations alleged at Oak Grove. Once we have received the new demand, we will evaluate the penalty assessment and any proposed global settlement and will respond to the agencies.
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
November 2, 2017