Form 10-Q
period 2018-06-30
WILLIAMS COMPANIES INC
filed 2018-08-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2018
Common Stock, $1 par value	827,973,071

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

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	The closing and expected timing of, and anticipated financial results following, the WPZ Merger;

•	Expected levels of cash distributions by Williams Partners L.P. (WPZ) with respect to limited partner interests;

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams, WPZ, and their affiliates;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas and natural gas liquids prices, supply, and demand;

•	Demand for our services.

Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Satisfaction of the conditions to the completion of the WPZ Merger including receipt of the Williams stockholder approval, and our ability to close the WPZ Merger;

•	Whether WPZ will produce sufficient cash flows to provide expected levels of cash distributions;

•	Whether we are able to pay current and expected levels of dividends;

•	Whether we will be able to effectively execute our financing plan;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate and timely execute investment opportunities;

•	Our ability to acquire new businesses and assets and successfully integrate those operations and assets into existing businesses as well as successfully expand our facilities;

•	Development and rate of adoption of alternative energy sources;

•	The impact of operational and developmental hazards and unforeseen interruptions;

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
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
WPZ: Williams Partners L.P.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2018, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Jackalope: Jackalope Gas Gathering Services, L.L.C.
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
UEOM: Utica East Ohio Midstream LLC

Government and Regulatory:
EPA: Environmental Protection Agency
FERC: Federal Energy Regulatory Commission
SEC: Securities and Exchange Commission
Other:
Charter Amendment: An amendment to our Amended and Restated Certificate of Incorporation to increase the number of our authorized shares of common stock to 1,500,000,000 shares, consisting of 1,470,000,000 shares of our common stock and 30,000,000 shares of our preferred stock, par value $1.00 per share
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
IDR: Incentive distribution right
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures
Merger Agreement: Merger Agreement and Plan of Merger of Williams with Energy Transfer Equity, L.P and certain of its affiliates
MVC: Minimum volume commitment
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins:  NGL revenues less any applicable Btu replacement cost, plant fuel, and third-party transportation and fractionation
RGP Splitter: Refinery grade propylene splitter
Throughput: The volume of product transported or passing through a pipeline, plant, terminal, or other facility
WPZ Merger: The merger of SCMS LLC, a Delaware limited liability company and a wholly owned subsidiary of Williams, with and into WPZ, with WPZ as the sole surviving entity
WPZ Merger Agreement: Agreement and Plan of Merger dated as of May 16, 2018, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC

PART I – FINANCIAL INFORMATION

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,340	$1,282	$2,691	$2,543
Service revenues – commodity consideration (Note 2)	94	—	195	—
Product sales	657	642	1,293	1,369
Total revenues	2,091	1,924	4,179	3,912
Costs and expenses:
Product costs	636	537	1,249	1,116
Processing commodity expenses (Note 2)	26	—	61	—
Operating and maintenance expenses	388	392	745	763
Depreciation and amortization expenses	434	433	865	875
Selling, general, and administrative expenses	130	153	262	314
Impairment of certain assets (Note 11)	66	25	66	26
Other (income) expense – net	1	6	30	10
Total costs and expenses	1,681	1,546	3,278	3,104
Operating income (loss)	410	378	901	808
Equity earnings (losses)	92	125	174	232
Other investing income (loss) – net (Note 4)	68	2	72	274
Interest incurred	(288)	(280)	(570)	(567)
Interest capitalized	13	9	22	16
Other income (expense) – net	26	24	47	101
Income (loss) before income taxes	321	258	646	864
Provision (benefit) for income taxes	52	65	107	102
Net income (loss)	269	193	539	762
Less: Net income (loss) attributable to noncontrolling interests	134	112	252	308
Net income (loss) attributable to The Williams Companies, Inc.	$135	$81	$287	$454
Amounts attributable to The Williams Companies, Inc.:
Basic earnings (loss) per common share:
Net income (loss)	$.16	$.10	$.35	$.55
Weighted-average shares (thousands)	827,868	826,426	827,689	825,492
Diluted earnings (loss) per common share:
Net income (loss)	$.16	$.10	$.35	$.55
Weighted-average shares (thousands)	830,107	828,575	830,151	827,531
Cash dividends declared per common share	$.34	$.30	$.68	$.60

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Net income (loss)	$269	$193	$539	$762
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $3 and $3 in 2018, and $0 and ($1) in 2017	(15)	1	(14)	4
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($1) and ($1) in 2018	3	(2)	3	(2)
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (credit), net of taxes of $1 and $1 in 2017	—	(1)	—	(2)
Net actuarial gain (loss) arising during the year, net of taxes of ($1) and ($1) in 2018	4	—	4	—
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) and ($2) in 2018, and ($2) and ($5) in 2017	5	5	10	9
Other comprehensive income (loss)	(3)	3	3	9
Comprehensive income (loss)	266	196	542	771
Less: Comprehensive income (loss) attributable to noncontrolling interests	130	112	249	309
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$136	$84	$293	$462
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2018	December 31, 2017
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$275	$899
Trade accounts and other receivables (net of allowance of $10 at June 30, 2018 and $9 at December 31, 2017)	844	976
Inventories	153	113
Other current assets and deferred charges	269	191
Total current assets	1,541	2,179
Investments	6,810	6,552
Property, plant, and equipment	40,863	39,513
Accumulated depreciation and amortization	(11,910)	(11,302)
Property, plant, and equipment – net	28,953	28,211
Intangible assets – net of accumulated amortization	8,406	8,791
Regulatory assets, deferred charges, and other	664	619
Total assets	$46,374	$46,352
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$893	$978
Accrued liabilities	1,063	1,167
Long-term debt due within one year	2	501
Total current liabilities	1,958	2,646
Long-term debt	21,313	20,434
Deferred income tax liabilities	3,267	3,147
Regulatory liabilities, deferred income, and other	4,389	3,950
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Common stock (960 million shares authorized at $1 par value; 862 million shares issued at June 30, 2018 and 861 million shares issued at December 31, 2017)	862	861
Capital in excess of par value	18,552	18,508
Retained deficit	(8,735)	(8,434)
Accumulated other comprehensive income (loss)	(293)	(238)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	9,345	9,656
Noncontrolling interests in consolidated subsidiaries	6,102	6,519
Total equity	15,447	16,175
Total liabilities and equity	$46,374	$46,352
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2017	$861	$18,508	$(8,434)	$(238)	$(1,041)	$9,656	$6,519	$16,175
Adoption of ASC 606 (Note 1)	—	—	(84)	—	—	(84)	(37)	(121)
Adoption of ASU 2018-02 (Note 1)	—	—	61	(61)	—	—	—	—
Net income (loss)	—	—	287	—	—	287	252	539
Other comprehensive income (loss)	—	—	—	6	—	6	(3)	3
Cash dividends – common stock	—	—	(563)	—	—	(563)	—	(563)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	(402)	(402)
Stock-based compensation and related common stock issuances	1	32	—	—	—	33	—	33
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	46	46
Changes in ownership of consolidated subsidiaries, net	—	13	—	—	—	13	(17)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	11	11
Deconsolidation of subsidiary (Note 3)	—	—	—	—	—	—	(267)	(267)
Other	—	(1)	(2)	—	—	(3)	—	(3)
Net increase (decrease) in equity	1	44	(301)	(55)	—	(311)	(417)	(728)
Balance – June 30, 2018	$862	$18,552	$(8,735)	$(293)	$(1,041)	$9,345	$6,102	$15,447
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$539	$762
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	865	875
Provision (benefit) for deferred income taxes	142	91
Equity (earnings) losses	(174)	(232)
Distributions from unconsolidated affiliates	316	404
Net (gain) loss on disposition of equity-method investments	—	(269)
Impairment of and net (gain) loss on sale of assets	71	18
Amortization of stock-based awards	30	44
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	121	201
Inventories	(33)	(30)
Other current assets and deferred charges	(63)	(17)
Accounts payable	(70)	29
Accrued liabilities	(7)	(177)
Other, including changes in noncurrent assets and liabilities	(152)	(173)
Net cash provided (used) by operating activities	1,585	1,526
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	—	(93)
Proceeds from long-term debt	2,179	2,643
Payments of long-term debt	(1,761)	(2,710)
Proceeds from issuance of common stock	11	2,125
Dividends paid	(563)	(496)
Dividends and distributions paid to noncontrolling interests	(356)	(447)
Contributions from noncontrolling interests	11	10
Payments for debt issuance costs	(18)	(13)
Other – net	(43)	(29)
Net cash provided (used) by financing activities	(540)	990
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,890)	(1,056)
Dispositions – net	3	(14)
Contributions in aid of construction	339	194
Proceeds from dispositions of equity-method investments	—	200
Purchases of and contributions to equity-method investments	(91)	(79)
Other – net	(30)	(13)
Net cash provided (used) by investing activities	(1,669)	(768)
Increase (decrease) in cash and cash equivalents	(624)	1,748
Cash and cash equivalents at beginning of year	899	170
Cash and cash equivalents at end of period	$275	$1,918
_____________
(1) Increases to property, plant, and equipment	$(1,864)	$(1,160)
Changes in related accounts payable and accrued liabilities	(26)	104
Capital expenditures	$(1,890)	$(1,056)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, in Exhibit 99.1 of our Form 8-K dated May 3, 2018. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Acquisition of WPZ Public Units
On May 16, 2018, we entered into an agreement for a stock-for-unit transaction whereby we will acquire all of the approximately 256 million publicly held outstanding common units of Williams Partners L.P. (WPZ) in exchange for shares of our common stock (WPZ Merger). Each such WPZ common unit will be converted into the right to receive 1.494 shares of our common stock or 1.513 shares if the closing does not occur before the record date of our third-quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, we could be required to pay a $410 million termination fee to WPZ, of which we currently own approximately 74 percent.
Financial Repositioning
In January 2017, we entered into agreements with WPZ, wherein we permanently waived the general partner’s incentive distribution rights and converted our 2 percent general partner interest in WPZ to a noneconomic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering. According to the terms of this agreement, concurrent with WPZ’s quarterly distributions in February 2017 and May 2017, we paid additional consideration totaling $56 million to WPZ for these units.
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in Utica East Ohio Midstream, LLC, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, a 60 percent equity-method investment in Discovery Producer Services, LLC, a 50 percent equity-method investment in Overland Pass Pipeline, LLC, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gathering systems in the Marcellus Shale (Appalachia Midstream Investments), a 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) (an equity-method investment following deconsolidation as of June 30, 2018), and our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities).
Basis of Presentation
Consolidated master limited partnership
As of June 30, 2018, we own 74 percent of the interests in WPZ, a variable interest entity (VIE) (see Note 3 – Variable Interest Entities). Pursuant to WPZ’s distribution reinvestment program, 1,230,657 common units were issued to the public in 2018 associated with reinvested distributions of $46 million. This common unit issuance and WPZ’s quarterly distribution of additional paid-in-kind Class B units to us had the combined net impact of decreasing Noncontrolling interests in consolidated subsidiaries by $17 million, and increasing Capital in excess of par value by $13 million and Deferred income tax liabilities by $4 million in the Consolidated Balance Sheet.
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
On March 15, 2018, the Federal Energy Regulatory Commission (FERC) issued a revised policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.
On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no

Notes (Continued)

longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in the Tax Cuts and Jobs Act (Tax Reform) and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity and all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax and is thus eligible for a tax allowance.
On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments on our interstate natural gas pipelines and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be adversely impacted.
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
Effective January 1, 2018, we adopted ASU 2017-07 “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). ASU 2017-07 requires employers to report the service cost component of net benefit cost in the same line item or items as other compensation costs arising from employee services. The other components of net benefit cost must be presented in the income statement separately from the service cost component and outside Operating income (loss). Only the service cost component is now eligible for capitalization when applicable. The presentation aspect of ASU 2017-07 must be applied retrospectively and the capitalization requirement prospectively. In accordance with this adoption, we have conformed the prior year presentation, which resulted in increases of $3 million and $6 million to Operating and maintenance expenses with corresponding decreases to Operating income (loss) and increases of $3 million and $6 million to Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income for the three and six month periods ended June 30, 2017, respectively.

Notes (Continued)

Effective January 1, 2018, we adopted ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). Among other things, ASU 2016-15 permits an accounting policy election to classify distributions received from equity-method investees using either the cumulative earnings approach or the nature of distribution approach. We have elected to apply the nature of distribution approach and have retrospectively conformed the prior year presentation within the Consolidated Statement of Cash Flows in accordance with ASU 2016-15. For the period ended June 30, 2017, amounts previously presented as Distributions from unconsolidated affiliates in excess of cumulative earnings within Investing Activities are now presented as part of Distributions from unconsolidated affiliates within Operating Activities, resulting in an increase to Net cash provided (used) by operating activities of $258 million with a corresponding reduction in Net cash provided (used) by investing activities.
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
Accounting standards issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The standard requires varying transition methods for the different categories of amendments. Although we do not expect ASU 2016-13

Notes (Continued)

to have a significant impact, it could impact our trade receivables as the related allowance for credit losses will be recognized earlier under the expected loss model.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We expect to adopt ASU 2016-02 effective January 1, 2019.
We are in the process of finalizing our review of contracts to identify leases based on the modified definition of a lease, implementing a financial lease accounting system, and identifying changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. While we are still in the process of completing our implementation evaluation of ASU 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases. We are also evaluating ASU 2016-02’s available practical expedients on adoption, which we expect to elect.
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

Notes (Continued)

Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. For our rate-regulated gas pipeline businesses that apply ASC 980. "Regulated Operations" (Topic 980), we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, the construction activities do not represent an ongoing major and central operation of our gas pipeline businesses and are not within the scope of ASC 606. Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset. For our midstream businesses, reimbursement and service contracts with customers are viewed together as providing the same commercial objective, as we have the ability to negotiate the mix of consideration between reimbursements and amounts billed over time. Accordingly, we generally recognize reimbursements of construction costs from customers on a gross basis as a contract liability separate from the associated costs included within property, plant, and equipment. The contract liability is recognized into service revenues as the underlying performance obligations are satisfied.
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

Notes (Continued)

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
We generally earn a contractually stated fee per unit for the volume of product transported, gathered, processed, or stored. The rate is generally fixed; however, certain contracts contain variable rates that are subject to change based on commodity prices, levels of throughput, or an annual adjustment based on a formulaic cost of service calculation. In addition, we have contracts with contractually stated fees that decline over the contract term, such as declines based on the passage of time periods or achievement of cumulative throughput amounts. For all of our contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price. The excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology. Certain of our gas gathering and processing agreements have minimum volume commitments (MVC). If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and processing services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or processed volumes and the MVC for the period contained in the contract. When we conclude it is probable that the customer will not exercise all or a portion of its remaining rights, we recognize revenue associated with such breakage amount in proportion to the pattern of exercised rights within the respective MVC period.
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

Notes (Continued)

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
	(Millions)
Three Months Ended June 30, 2018
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$205	$128	$414	$—	$—	$1	$(18)	$730
Commodity consideration	5	11	78	—	—	—	—	94
Regulated interstate natural gas transportation and storage	—	—	—	450	108	—	—	558
Other	21	2	13	1	—	—	(3)	34
Total service revenues	231	141	505	451	108	1	(21)	1,416
Product Sales:
NGL and natural gas	75	76	558	30	—	—	(83)	656
Other	—	—	4	—	—	—	(1)	3
Total product sales	75	76	562	30	—	—	(84)	659
Total revenues from contracts with customers	306	217	1,067	481	108	1	(105)	2,075
Other revenues (1)	5	7	(2)	2	—	7	(3)	16
Total revenues	$311	$224	$1,065	$483	$108	$8	$(108)	$2,091

Six Months Ended June 30, 2018
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$407	$265	$822	$—	$—	$1	$(36)	$1,459
Commodity consideration	9	26	160	—	—	—	—	195
Regulated interstate natural gas transportation and storage	—	—	—	911	220	—	(1)	1,130
Other	42	8	24	1	—	—	(6)	69
Total service revenues	458	299	1,006	912	220	1	(43)	2,853
Product Sales:
NGL and natural gas	173	144	1,079	55	—	—	(168)	1,283
Other	—	—	8	—	—	—	(1)	7
Total product sales	173	144	1,087	55	—	—	(169)	1,290
Total revenues from contracts with customers	631	443	2,093	967	220	1	(212)	4,143
Other revenues (1)	10	9	3	5	—	15	(6)	36
Total revenues	$641	$452	$2,096	$972	$220	$16	$(218)	$4,179

______________________________

(1)
Service revenues in our Consolidated Statement of Income include leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated joint ventures and other investments. The leasing revenues and the management fees do not constitute revenue from contracts with customers. Product sales in our Consolidated Statement of Income include amounts associated with our derivative contracts that are not within the scope of ASC 606.

Notes (Continued)

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
The following table presents a reconciliation of our contract assets:

	Quarter-to-Date June 30, 2018	Year-to-Date June 30, 2018
	(Millions)
Balance at beginning of period	$24	$4
Revenue recognized in excess of cash received	16	36
Minimum volume commitments invoiced	(1)	(1)
Balance at end of period	$39	$39
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
The following table presents a reconciliation of our contract liabilities:

	Quarter-to-Date June 30, 2018	Year-to-Date June 30, 2018
	(Millions)
Balance at beginning of period	$1,574	$1,596
Payments received and deferred	126	218
Deconsolidation of Jackalope interest (Note 3)	(52)	(52)
Recognized in revenue	(113)	(227)
Balance at end of period	$1,535	$1,535

Notes (Continued)

The following table presents the amount of the contract liabilities balance as of June 30, 2018, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Millions)
2018 (remainder)	$184
2019	249
2020	128
2021	110
2022	103
2023	99
Thereafter	662
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2018. These primarily include long-term contracts containing MVCs associated with our midstream businesses, fixed payments associated with offshore production handling, and reservation charges on contracted capacity on our gas pipeline firm transportation contracts with customers, as well as storage capacity contracts. Amounts included in the table below for our interstate natural gas pipeline businesses reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes is not currently known. As a practical expedient permitted by ASC 606, this table excludes variable consideration as well as consideration in contracts that is recognized in revenue as billed. It also excludes consideration received prior to June 30, 2018, that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation as of June 30, 2018, does not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

(Millions)
2018 (remainder)	$1,239
2019	2,441
2020	2,270
2021	2,036
2022	1,842
2023	1,661
Thereafter	12,591
Total	$24,080
Accounts Receivable
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured.
The following is a summary of our Trade accounts and other receivables as it relates to contracts with customers:

	June 30, 2018	January 1, 2018
	(Millions)
Accounts receivable related to revenues from contracts with customers	$742	$958
Other accounts receivable	102	18
Total reflected in Trade accounts and other receivables	$844	$976

Notes (Continued)

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

	As Reported	Adjustments resulting from adoption of ASC 606	Balance without adoption of ASC 606
	(Millions)
Consolidated Statement of Income
Three Months Ended June 30, 2018
Service revenues	$1,340	$6	$1,346
Service revenues – commodity consideration	94	(94)	—
Product sales	657	32	689
Total revenues	2,091	(56)	2,035
Product costs	636	(40)	596
Processing commodity expenses	26	(26)	—
Operating and maintenance expenses	388	4	392
Total costs and expenses	1,681	(62)	1,619
Operating income (loss)	410	6	416
Other investing income (loss) - net	68	(9)	59
Interest incurred	(288)	4	(284)
Interest capitalized	13	(1)	12
Less: Net income (loss) attributable to noncontrolling interests	134	(1)	133
Net income (loss) attributable to The Williams Companies, Inc.	135	1	136

Six Months Ended June 30, 2018
Service revenues	$2,691	$11	$2,702
Service revenues – commodity consideration	195	(195)	—
Product sales	1,293	42	1,335
Total revenues	4,179	(142)	4,037
Product costs	1,249	(95)	1,154
Processing commodity expenses	61	(61)	—
Operating and maintenance expenses	745	3	748
Depreciation and amortization expenses	865	1	866
Total costs and expenses	3,278	(152)	3,126
Operating income (loss)	901	10	911
Equity earnings (losses)	174	1	175
Other investing income (loss) - net	72	(9)	63
Interest incurred	(570)	7	(563)
Interest capitalized	22	(4)	18
Income (loss) before income taxes	646	5	651
Net income (loss)	539	5	544
Less: Net income (loss) attributable to noncontrolling interests	252	1	253
Net income (loss) attributable to The Williams Companies, Inc.	287	4	291

Notes (Continued)

	As Reported	Adjustments resulting from adoption of ASC 606	Balance without adoption of ASC 606
	(Millions)

Consolidated Statement of Comprehensive Income
Three Months Ended June 30, 2018
Less: Comprehensive income (loss) attributable to noncontrolling interests	$130	$(1)	$129
Comprehensive income (loss) attributable to The Williams Companies, Inc.	136	1	137

Six Months Ended June 30, 2018
Net income (loss)	$539	$5	$544
Comprehensive income (loss)	542	5	547
Less: Comprehensive income (loss) attributable to noncontrolling interests	249	1	250
Comprehensive income (loss) attributable to The Williams Companies, Inc.	293	4	297

Consolidated Balance Sheet
June 30, 2018
Inventories	$153	$(7)	$146
Other current assets and deferred charges	269	(35)	234
Total current assets	1,541	(42)	1,499
Investments	6,810	(1)	6,809
Property, plant, and equipment	40,863	(4)	40,859
Property, plant, and equipment – net	28,953	(4)	28,949
Intangible assets – net of accumulated amortization	8,406	62	8,468
Regulatory assets, deferred charges, and other	664	(4)	660
Total assets	46,374	11	46,385
Deferred income tax liabilities	3,267	27	3,294
Regulatory liabilities, deferred income, and other	4,389	(133)	4,256
Retained deficit	(8,735)	89	(8,646)
Total stockholders’ equity	9,345	89	9,434
Noncontrolling interests in consolidated subsidiaries	6,102	28	6,130
Total equity	15,447	117	15,564
Total liabilities and equity	46,374	11	46,385

Consolidated Statement of Changes in Equity
June 30, 2018
Adoption of ASC 606	$(121)	$121	$—
Net income (loss)	539	5	544
Deconsolidation of subsidiary	(267)	(9)	(276)
Net increase (decrease) in equity	(728)	117	(611)
Balance - June 30, 2018	15,447	117	15,564
Note 3 – Variable Interest Entities
WPZ
We own a 74 percent interest in WPZ, a master limited partnership that is a VIE due to the limited partners’ lack of substantive voting rights, such as either participating rights or kick-out rights that can be exercised with a simple

Notes (Continued)

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

	June 30, 2018	December 31, 2017	Classification
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$255	$881	Cash and cash equivalents
Trade accounts and other receivables – net	800	972	Trade accounts and other receivables
Inventories	153	113	Inventories
Other current assets	260	176	Other current assets and deferred charges
Investments	6,810	6,552	Investments
Property, plant, and equipment – net	28,718	27,912	Property, plant, and equipment – net
Intangible assets – net	8,405	8,790	Intangible assets – net of accumulated amortization
Regulatory assets, deferred charges, and other noncurrent assets	537	507	Regulatory assets, deferred charges, and other
Accounts payable	(841)	(957)	Accounts payable
Accrued liabilities including current asset retirement obligations	(824)	(857)	Accrued liabilities
Long-term debt due within one year	(2)	(501)	Long-term debt due within one year
Long-term debt	(17,018)	(15,996)	Long-term debt
Deferred income tax liabilities	(15)	(16)	Deferred income tax liabilities
Noncurrent asset retirement obligations	(961)	(944)	Regulatory liabilities, deferred income, and other
Regulatory liabilities, deferred income, and other noncurrent liabilities	(3,269)	(2,809)	Regulatory liabilities, deferred income, and other
Consolidated VIEs of WPZ
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
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing with the Second Circuit Court of Appeals, but in October 2017 the court denied our petition.
In October 2017, WPZ filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable period of time as required by the express terms of such statute. In January 2018, the FERC denied WPZ’s petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. WPZ filed a request for rehearing of the FERC’s decision, but in July 2018 the FERC denied its request.
The project’s sponsors remain committed to the project. Now that the FERC has issued an order on WPZ’s request for rehearing, WPZ is clear to seek review of the matter with the D.C. Circuit. WPZ plans to file a petition for review with the D.C. Circuit. An unfavorable resolution could result in the impairment of a significant portion of the capitalized project costs, which total $377 million on a consolidated basis at June 30, 2018, and are included within Property, plant, and equipment in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a prolonged delay or termination of the project.
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
Nonconsolidated VIEs of WPZ
Jackalope
WPZ owns a 50 percent interest in Jackalope, which provides gathering and processing services for the Powder River basin and is a VIE due to certain risks shared with customers. Prior to the second quarter of 2018 WPZ was the primary beneficiary of Jackalope. During the second quarter of 2018, the scope of Jackalope’s planned future activities changed, resulting in a VIE reconsideration event. Upon evaluation, WPZ determined that it is no longer the primary beneficiary, most notably due to changes in the activities that most significantly impact Jackalope’s economic performance and WPZ’s determination that it does not control the power to direct such activities. These activities are primarily related to the capital decision making process. As a result, WPZ deconsolidated Jackalope on June 30, 2018 and now accounts for its interest using the equity method of accounting as it exerts significant influence over the financial and operational policies of Jackalope (see Note 4 – Investing Activities). At June 30, 2018, the carrying value of WPZ’s investment in Jackalope was $310 million. WPZ’s maximum exposure to loss is limited to the carrying value of its investment. WPZ expects to fund future capital contributions from it and the other equity partner on a proportional basis.

Notes (Continued)

Note 4 – Investing Activities
Jackalope Deconsolidation
During the second quarter of 2018, WPZ deconsolidated its interest in Jackalope (see Note 3 – Variable Interest Entities). WPZ recorded its interest in Jackalope as an equity-method investment at its estimated fair value, resulting in a deconsolidation gain of $62 million reflected in Other investing income (loss) – net in the Consolidated Statement of Income. WPZ estimated the fair value of its interest to be $310 million using an income approach based on expected future cash flows and an appropriate discount rate (a Level 3 measurement within the fair value hierarchy). The determination of expected future cash flows involved significant assumptions regarding gathering and processing volumes and related capital spending. A 10.9 percent discount rate was utilized and reflected our estimate of the cost of capital as impacted by market conditions and risks associated with the underlying business. The deconsolidated carrying value of the net assets of Jackalope included $47 million of goodwill.
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
Note 5 – Other Income and Expenses
The following table presents certain gains or losses reflected in Other (income) expense – net within Costs and expenses in our Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Williams Partners
Amortization of regulatory assets associated with asset retirement obligations	$8	$9	$16	$17
Accrual of regulatory liability related to overcollection of certain employee expenses	6	5	11	11
Adjustments to regulatory liabilities related to Tax Reform	(21)	—	(17)	—
Regulatory charge per approved rates related to Tax Reform	6	—	12	—
Gains on contract settlements and terminations	—	(2)	—	(15)
Gain on sale of Refinery Grade Propylene Splitter	—	(12)	—	(12)

Notes (Continued)

Additional Items
Certain additional items included in the Consolidated Statement of Income are as follows:

•
Other income (expense) – net below Operating income (loss) includes income of $27 million and $47 million for the three and six months ended June 30, 2018, respectively, and $19 million and $37 million for the three and six months ended June 30, 2017, respectively, for allowance for equity funds used during construction primarily within the Williams Partners segment. Other income (expense) – net below Operating income (loss) also includes income of $5 million and $10 million for the three and six months ended June 30, 2018, respectively, and $9 million and $37 million for the three and six months ended June 30, 2017, respectively of income associated with a regulatory asset related to deferred taxes on equity funds used during construction. These items are reported through our Other segment.

•
Other income (expense) – net below Operating income (loss) for the six months ended June 30, 2018, includes a $7 million net loss associated with the March 28, 2018, early retirement of $750 million of 4.875 percent senior unsecured notes that were due in 2024. The net loss within the Williams Partners segment reflects $34 million in premiums paid, partially offset by $27 million of unamortized premium. (See Note 9 – Debt and Banking Arrangements.) For the six months ended June 30, 2017, Other income (expense) – net below Operating income (loss) includes a net gain of $30 million associated with the February 23, 2017, early retirement of $750 million of 6.125 percent senior unsecured notes that were due in 2022. The net gain within Williams Partners reflects $53 million of unamortized premium, partially offset by $23 million in premiums paid.

Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Current:
Federal	$(17)	$—	$(36)	$3
State	—	2	1	8
	(17)	2	(35)	11
Deferred:
Federal	60	59	124	74
State	9	4	18	17
	69	63	142	91
Provision (benefit) for income taxes	$52	$65	$107	$102
The effective income tax rates for the total provision for the three and six months ended June 30, 2018, are less than the federal statutory rate primarily due to the impact of the allocation of income to nontaxable noncontrolling interests, partially offset by the effect of state income taxes.

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

Notes (Continued)

On December 22, 2017, Tax Reform was enacted. Under the guidance provided by Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we recorded provisional adjustments related to the impact of Tax Reform in the fourth quarter of 2017. We consider all amounts recorded related to Tax Reform to be reasonable estimates. The amounts recorded continue to be provisional for the reasons disclosed in Exhibit 99.1 of our Form 8-K dated May 3, 2018, as our interpretation, assessment, and presentation of the impact of the tax law change may be further clarified with additional guidance from regulatory, tax, and accounting authorities. We are continuing to gather additional information to determine the final impact and should additional guidance be provided by these authorities or other sources, we will review the provisional amounts and adjust as appropriate.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 7 – Earnings Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income attributable to The Williams Companies, Inc. available to common stockholders for basic and diluted earnings per common share	$135	$81	$287	$454
Basic weighted-average shares	827,868	826,426	827,689	825,492
Effect of dilutive securities:
Nonvested restricted stock units	1,819	1,499	1,956	1,402
Stock options	420	650	506	637
Diluted weighted-average shares	830,107	828,575	830,151	827,531
Earnings per common share:
Basic	$.16	$.10	$.35	$.55
Diluted	$.16	$.10	$.35	$.55

Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$11	$12	$25	$25
Interest cost	12	14	23	29
Expected return on plan assets	(15)	(21)	(31)	(41)
Amortization of net actuarial loss	5	7	11	14
Net actuarial loss from settlements	1	—	1	—
Net periodic benefit cost (credit)	$14	$12	$29	$27

Notes (Continued)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$—	$1	$—	$1
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	—	(4)	(1)	(7)
Reclassification to regulatory liability	—	1	1	2
Net periodic benefit cost (credit)	$(1)	$(3)	$(2)	$(6)
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income.
Amortization of prior service credit included in Net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline is recorded to regulatory assets/liabilities instead of Other comprehensive income (loss). The amounts of Amortization of prior service credit recognized in regulatory liabilities were $2 million for the three months ended June 30, 2017, and $1 million and $4 million for the six months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, we contributed $45 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $43 million to our pension plans and approximately $2 million to our other postretirement benefit plans in the remainder of 2018.
Note 9 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
Northwest Pipeline retired $250 million of 6.05 percent senior unsecured notes that matured on June 15, 2018.
On March 5, 2018, WPZ completed a public offering of $800 million of 4.85 percent senior unsecured notes due 2048. WPZ used the net proceeds for general partnership purposes, primarily the March 28, 2018 repayment of $750 million of 4.875 percent senior unsecured notes that were due in 2024.
On March 15, 2018, Transco issued $400 million of 4 percent senior unsecured notes due 2028 and $600 million of 4.6 percent senior unsecured notes due 2048 to investors in a private debt placement. Transco used the net proceeds to retire $250 million of 6.05 percent senior unsecured notes that matured on June 15, 2018, and for general corporate purposes, including the funding of capital expenditures. As part of the issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.

Notes (Continued)

Other financing obligation
During the first half of 2018, Transco received an additional $24 million of funding from a co-owner related to the construction of the Dalton expansion project. This additional funding is reflected as Long-term debt in the Consolidated Balance Sheet.
Commercial Paper Program
As of June 30, 2018, no commercial paper was outstanding under WPZ’s $3 billion commercial paper program.
Credit Facilities

	June 30, 2018
	Stated Capacity	Outstanding
	(Millions)
WMB
Long-term credit facility	$1,500	$125
Letters of credit under certain bilateral bank agreements		13
WPZ
Long-term credit facility (1)	3,500	—
Letters of credit under certain bilateral bank agreements		1

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program.

During July 2018, in anticipation of the WPZ Merger closing, we entered into a new $4.5 billion unsecured revolving credit agreement (Credit Agreement) that includes Transco and Northwest Pipeline as co-borrowers.  The full amount of the credit facility will be available to us to the extent not utilized by Transco and Northwest Pipeline, each of which will have access up to $500 million.  The Credit Agreement will become effective upon closing of the WPZ Merger and will be initially available for five years from the Credit Agreement effective date.
Note 10 – Stockholders’ Equity
AOCI
The following table presents the changes in Accumulated other comprehensive income (loss) (AOCI) by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2017	$(2)	$(1)	$(235)	$(238)
Adoption of ASU 2018-02 (Note 1)	—	—	(61)	(61)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(9)	—	4	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	10	11
Other comprehensive income (loss)	(8)	—	14	6
Balance at June 30, 2018	$(10)	$(1)	$(282)	$(293)

Notes (Continued)

Reclassifications out of AOCI are presented in the following table by component for the six months ended June 30, 2018:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$4	Product sales and Product costs

Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	12	Note 8 – Employee Benefit Plans
Total before tax	16
Income tax benefit	(3)	Provision (benefit) for income taxes
Net of income tax	13
Noncontrolling interest	(2)	Net income (loss) attributable to noncontrolling interests
Reclassifications during the period	$11

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2018:
Measured on a recurring basis:
ARO Trust investments	$151	$151	$151	$—	$—
Energy derivatives assets not designated as hedging instruments	4	4	4	—	—
Energy derivatives liabilities designated as hedging instruments	(16)	(16)	(15)	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(4)	(4)	(1)	—	(3)
Additional disclosures:
Other receivables	21	21	21	—	—
Long-term debt, including current portion	(21,315)	(22,326)	—	(22,326)	—
Guarantees	(43)	(30)	—	(14)	(16)

Assets (liabilities) at December 31, 2017:
Measured on a recurring basis:
ARO Trust investments	$135	$135	$135	$—	$—
Energy derivatives liabilities designated as hedging instruments	(3)	(3)	(2)	(1)	—
Energy derivatives liabilities not designated as hedging instruments	(3)	(3)	—	—	(3)
Additional disclosures:
Other receivables	7	7	7	—	—
Long-term debt, including current portion	(20,935)	(23,005)	—	(23,005)	—
Guarantees	(43)	(30)	—	(14)	(16)
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

Notes (Continued)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2018 or 2017.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $30 million at June 30, 2018. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements
The following table presents impairments of assets associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy, except as specifically noted.

Notes (Continued)

					Impairments
					Six Months Ended June 30,
	Classification	Segment	Date of Measurement	Fair Value	2018	2017
				(Millions)
Certain idle pipeline assets (1)	Property, plant, and equipment – net	Other	June 30, 2018	$25	$66
Certain olefins pipeline project (2)	Property, plant, and equipment – net	Other	June 30, 2017	18		$23
Fair value measurements of certain assets					66	23
Other impairments and write-downs (3)					—	3
Impairment of certain assets					$66	$26

_______________

(1)
Relates to certain idle pipelines. The estimated fair value was determined by a market approach incorporating information derived from bids received for these assets, which are currently being marketed for sale together with certain other assets. These inputs result in a fair value measurement within Level 2 of the fair value hierarchy.

(2)
Relates primarily to project development costs associated with an olefins pipeline project in the Gulf Coast region, the likelihood of completion of which is now considered remote. The estimated fair value of the remaining pipe and equipment considered a market approach based on our analysis of observable inputs in the principal market, as well as an estimate of replacement cost.

(3)
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
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland appealed. On March 27, 2018, the appellate court reversed the district court’s grant of summary judgment, and on April 10, 2018, the defendants filed a petition for rehearing with the appellate court, which was denied on May 9, 2018. The case has been remanded to the Nevada federal district court.
In the putative class actions, on March 30, 2017, the court issued an order denying the plaintiffs’ motions for class certification. On June 13, 2017, the United States Court of Appeals for the Ninth Circuit granted the plaintiffs’ petition for permission to appeal the order, and the appeal is now pending.

Notes (Continued)

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
Alaska Refinery Contamination Litigation
We are involved in litigation arising from our ownership and operation of the North Pole Refinery in North Pole, Alaska, from 1980 until 2004, through our wholly owned subsidiaries, Williams Alaska Petroleum Inc. (WAPI) and MAPCO Inc. We sold the refinery to Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc., in 2004. The litigation involves three cases, with filing dates ranging from 2010 to 2014. The actions arise from sulfolane contamination allegedly emanating from the refinery. A putative class action lawsuit was filed by James West in 2010 naming us, WAPI, and FHRA as defendants. We and FHRA filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination. In 2011, we and FHRA settled the claim with James West. Certain claims by FHRA against us were resolved by the Alaska Supreme Court in our favor. FHRA’s claims against us for contractual indemnification and statutory claims for damages related to off-site sulfolane remain pending. The State of Alaska filed its action in March 2014, seeking damages. The City of North Pole (North Pole) filed its lawsuit in November 2014, seeking past and future damages, as well as punitive damages. Both we and WAPI asserted counterclaims against the State of Alaska and North Pole, and cross-claims against FHRA. FHRA has also filed cross-claims against us.
The underlying factual basis and claims in the cases are similar and may duplicate exposure. As such, in February 2017, the three cases were consolidated into one action in state court containing the remaining claims from the James West case and those of the State of Alaska and North Pole. A trial encompassing all three cases was originally scheduled to commence in May 2017 but has been rescheduled for March 2019. Due to the ongoing assessment of the level and extent of sulfolane contamination, the lack of an articulated cleanup level for sulfolane, and the lack of a concrete remedial proposal and cost estimate, we are unable to estimate a range of exposure to the State of Alaska or North Pole at this time. We currently estimate that our reasonably possible loss exposure to FHRA could range from an insignificant amount up to $32 million, although uncertainties inherent in the litigation process, expert evaluations, and jury dynamics might cause our exposure to exceed that amount.
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
Royalty Matters
Certain of our customers, including one major customer, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with that major customer in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by that major customer. That customer has reached a tentative settlement to resolve substantially all Pennsylvania royalty cases pending, which settlement would apply to both the customer and us. The settlement as reported would not require any contribution from us.
Shareholder Litigation
On March 7, 2016, a purported unitholder of WPZ filed a putative class action on behalf of certain purchasers of WPZ units in U.S. District Court in Oklahoma. The action names as defendants us, WPZ, Williams Partners GP LLC,

Notes (Continued)

Alan S. Armstrong, and former Chief Financial Officer Donald R. Chappel and alleges violations of certain federal securities laws for failure to disclose Energy Transfer Equity, L.P.’s (Energy Transfer) intention to pursue a purchase of us conditioned on us not closing the May 2015 agreement for a unit-for-stock transaction whereby we would have acquired all of the publicly held outstanding common units of WPZ in exchange for shares of our common stock when announcing the May 2015 agreement. The complaint seeks, among other things, damages and an award of costs and attorneys’ fees. The plaintiff filed an amended complaint on August 31, 2016. On October 17, 2016, we requested the court dismiss the action, and on March 8, 2017, the court dismissed the complaint with prejudice. On April 7, 2017, the plaintiff filed a notice of appeal. On May 22, 2018, the appellate court affirmed the dismissal of plaintiff’s complaint.
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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these

Notes (Continued)

activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2018, we have accrued liabilities totaling $38 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2018, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, air quality standards for one hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. On October 1, 2015, the EPA issued its rule regarding National Ambient Air Quality Standards for ground-level ozone, setting a stricter standard of 70 parts per billion. We are monitoring the rule’s implementation as the reduction will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2018, we have accrued liabilities of $7 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2018, we have accrued liabilities totaling $9 million for these costs.
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
At June 30, 2018, we have accrued environmental liabilities of $22 million related to these matters.

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
At June 30, 2018, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

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
	(Millions)
Three Months Ended June 30, 2018
Segment revenues:
Service revenues
External	$1,335	$5	$—	$1,340
Internal	—	3	(3)	—
Total service revenues	1,335	8	(3)	1,340
Total service revenues – commodity consideration (external only)	94	—	—	94
Total product sales (external only)	657	—	—	657
Total revenues	$2,086	$8	$(3)	$2,091

Three Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$1,276	$6	$—	$1,282
Internal	1	3	(4)	—
Total service revenues	1,277	9	(4)	1,282
Total product sales (external only)	642	—	—	642
Total revenues	$1,919	$9	$(4)	$1,924

Six Months Ended June 30, 2018
Segment revenues:
Service revenues
External	$2,681	$10	$—	$2,691
Internal	—	6	(6)	—
Total service revenues	2,681	16	(6)	2,691
Total service revenues – commodity consideration (external only)	195	—	—	195
Total product sales (external only)	1,293	—	—	1,293
Total revenues	$4,169	$16	$(6)	$4,179

Six Months Ended June 30, 2017
Segment revenues:
Service revenues
External	$2,532	$11	$—	$2,543
Internal	1	6	(7)	—
Total service revenues	2,533	17	(7)	2,543
Total product sales (external only)	1,369	—	—	1,369
Total revenues	$3,902	$17	$(7)	$3,912

Notes (Continued)

	Williams Partners	Other	Eliminations	Total
	(Millions)
June 30, 2018
Total assets	$45,938	$550	$(114)	$46,374
December 31, 2017
Total assets	$45,903	$589	$(140)	$46,352
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Modified EBITDA by segment:
Williams Partners	$1,115	$1,076	$2,222	$2,208
Other	(57)	(17)	(44)	1
	1,058	1,059	2,178	2,209
Accretion expense associated with asset retirement obligations for nonregulated operations	(10)	(9)	(18)	(16)
Depreciation and amortization expenses	(434)	(433)	(865)	(875)
Equity earnings (losses)	92	125	174	232
Other investing income (loss) – net	68	2	72	274
Proportional Modified EBITDA of equity-method investments	(178)	(215)	(347)	(409)
Interest expense	(275)	(271)	(548)	(551)
(Provision) benefit for income taxes	(52)	(65)	(107)	(102)
Net income (loss)	$269	$193	$539	$762
Note 14 – Subsequent Events
Issuance of Preferred Shares
In July 2018, through a wholly owned subsidiary, we contributed 35,000 shares of newly issued Series B Non-Voting Perpetual Preferred Stock (Preferred Stock), par value $1.00 per share, to The Williams Companies Foundation, Inc. (a not-for-profit corporation) for use in future charitable and nonprofit causes. The Preferred Stock was issued for an aggregate value of $35 million, which will be recorded as an expense in the third quarter of 2018, and is expected to pay non-cumulative quarterly cash dividends when, as and if declared, at a rate of 7.25 percent per year.

Agreement to Acquire Gathering and Processing Business
In July 2018, we announced the formation of a joint venture that has entered into an agreement to acquire a natural gas and oil gathering and natural gas processing business in Colorado’s DJ Basin for $1.173 billion, subject to customary closing conditions and purchase price adjustments. Our initial contribution and economic ownership of the joint venture will be 40 percent, which we expect to account for as an equity-method investment. The acquisition is expected to be completed during the third quarter of 2018.

Agreement to Divest Four Corners Assets
Also in July 2018, we announced an agreement to sell our natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado for $1.125 billion, subject to customary closing conditions and purchase

Notes (Continued)

price adjustments. As of June 30, 2018, the net carrying amount of these assets within the Williams Partners segment is approximately $530 million. This transaction is expected to close in the second half of 2018.

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
Williams Partners
Williams Partners consists of our consolidated master limited partnership, WPZ, which includes gas pipeline and midstream businesses. The gas pipeline businesses include interstate natural gas pipelines and pipeline joint project investments; and the midstream businesses provide natural gas gathering, treating, and processing services; NGL production, fractionation, storage, marketing, and transportation; deepwater production handling and crude oil transportation services; and are comprised of several wholly owned and partially owned subsidiaries and joint project investments. As of June 30, 2018, we own 74 percent of the interests in WPZ.
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
The midstream businesses include equity-method investments in natural gas gathering and processing assets and NGL fractionation and transportation assets, including a 62 percent equity-method investment in UEOM, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, a 60 percent equity-method investment in Discovery, a 50 percent equity-method investment in OPPL, and Appalachia Midstream Services, LLC, which owns an approximate average 66 percent equity-method investment interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments), a 50 percent interest in Jackalope (an equity-method investment following deconsolidation as of June 30, 2018), and our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) in the Mid-Continent region (see Note 4 – Investing Activities of Notes to Consolidated Financial Statements).
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
Dividends
In June 2018, we paid a regular quarterly dividend of $0.34 per share.
Overview of Six Months Ended June 30, 2018
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2018, decreased $167 million compared to the six months ended June 30, 2017, primarily due to the absence of a $269 million gain associated with the disposition of certain equity-method investments in 2017 and a $75 million decrease in product margins primarily due to the absence of olefins margins associated with our former olefin operations, partially offset by increased NGL and marketing margins, and a $58 million decrease in Equity earnings (losses). While the provision for income taxes is consistent with 2017, the prior year included a benefit of $127 million associated with the release of a valuation allowance on a capital loss carryover. This decrease was partially offset by a $148 million increase in service revenue primarily resulting from expansion projects placed into service in 2017 and 2018 and a $62 million gain associated with the deconsolidation of Jackalope.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 3, 2018.
Acquisition of WPZ Public Units
On May 16, 2018, we entered into an agreement for a stock-for-unit transaction whereby we will acquire all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for shares of our common stock (WPZ Merger). Each such WPZ common unit will be converted into the right to receive 1.494 shares of our common stock or 1.513 shares if the closing does not occur before the record date of our third quarter 2018 dividend. In the event this agreement is terminated under certain circumstances, we could be required to pay a $410 million termination fee to WPZ, of which we currently own approximately 74 percent. We expect the WPZ Merger will be completed during the third quarter of 2018.
FERC Income Tax Policy Revision
On March 15, 2018, the FERC issued a revised policy statement (the March 15 Statement) regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting a Master Limited Partnership (MLP) pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service. The FERC further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings. One of the benefits of the pending WPZ Merger is to allow our FERC-regulated pipelines to continue to recover an income tax allowance in their cost of service rates.

Management’s Discussion and Analysis (Continued)

On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. This guidance, if implemented, would significantly mitigate the impact of the March 15 Statement. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself. The FERC’s guidance on ADIT likely will be challenged by customers and state commissions, which would result in a long period of revenue uncertainty for pipelines eliminating ADIT from their cost of service. The WPZ Merger would have the additional benefit of eliminating this uncertainty.
On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate in the Tax Cuts and Jobs Act (Tax Reform) and the revised policy statement. On July 18, 2018, the FERC issued a Final Rule, retaining the filing requirement and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. The FERC also clarified that a natural gas company organized as a pass-through entity and all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax and is thus eligible for a tax allowance. We believe this Final Rule and the previously discussed WPZ Merger, will allow for the continued recovery of income tax allowances in Transco’s and Northwest Pipeline’s rates. Further, because of Transco’s requirement to file a general rate case no later than August 31, 2018, Transco is exempt from the Final Rule’s filing requirement.
On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, as well as whether other features of Tax Reform require FERC action. We are evaluating the impact of these developments on our interstate natural gas pipelines and currently expect any associated impacts would be prospective and determined through subsequent rate proceedings. We also continue to monitor developments that may impact our regulatory liabilities resulting from Tax Reform. It is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be adversely impacted.
Revenue Recognition
As a result of the adoption of Accounting Standards Update 2014-09, Revenues from Contracts with Customers (ASC 606), we now record revenues for transactions where we receive noncash consideration, primarily in certain of our gas processing contracts that provide commodities as full or partial consideration for services provided. These revenues are reflected as Service revenues – commodity consideration in the Consolidated Statement of Income. The costs associated with these revenues, primarily related to natural gas shrink replacement, are reported as Processing commodity expenses. The revenues and costs associated with the subsequent sale of the commodity consideration received is reflected within Product sales and Product costs in the Consolidated Statement of Income. Service revenues – commodity consideration plus Product sales, less Product costs and Processing commodity expenses represents the margin that we have historically characterized as commodity margin. This presentation is being reflected prospectively in the Consolidated Statement of Income. (See Note 2 – Revenue Recognition of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

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
Commodity Prices
NGL per-unit margins were approximately 35 percent higher in the first six months of 2018 compared to the same period of 2017 primarily due to a 27 percent increase in per-unit non-ethane prices and an approximate 25 percent decrease in per-unit natural gas feedstock prices.
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
Our business plan for 2018 includes a continued focus on growing our fee-based businesses, executing growth projects and accomplishing cost discipline initiatives to ensure operations support our strategy. We anticipate operating results will increase through organic business growth driven primarily by Transco expansion projects and continued growth in the Northeast region. We intend to fund planned growth capital with retained cash flow, debt, and proceeds from asset sales. Further, we anticipate closing the WPZ Merger during the third quarter of 2018.
Our updated growth capital and investment expenditures in 2018 are expected to be at least $3.9 billion. Approximately $1.8 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital

Management’s Discussion and Analysis (Continued)

spending in 2018 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project, and funding for growth investment opportunities as they arise. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
As a result of our significant continued capital and investment expenditures on Transco expansions and fee-based gathering and processing projects, fee-based businesses are a significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand and power generation. For 2018, current forward market prices indicate oil and NGL prices are expected to be higher compared to 2017, while natural gas prices are expected to be lower or comparable with 2017. We continue to address certain pricing risks through the utilization of commodity hedging strategies. However, some of our customers may continue to curtail or delay drilling plans until there is a more sustained recovery in prices, which may negatively impact our gathering and processing volumes. The credit profiles of certain of our producer customers could be challenged as a result of lower energy commodity prices. Unfavorable changes in energy commodity prices or the credit profile of our producer customers may also result in noncash impairments of our assets.
In 2018, our operating results are expected to include increases from our regulated Transco fee-based business, primarily related to projects recently placed in-service or expected to be placed in-service in 2018 including the Atlantic Sunrise project. For our non-regulated businesses, we anticipate increases in fee-based revenue in the Northeast region, partially offset by lower fee-based revenue in the West region. As previously discussed, under the new accounting guidance for revenue recognition, deferred revenue under certain contracts will be recognized over longer periods than under the prior guidance, contributing to the decrease in annual revenue for the West region. We expect overall gathering and processing volumes to grow in 2018 and increase thereafter to meet the growing demand for natural gas and natural gas products. We also anticipate slightly lower general and administrative expenses due to the full year impact of prior year cost reduction initiatives and lower equity earnings from our investment in Discovery due to production ending on certain wells.
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
As previously discussed, we recorded a $66 million impairment of certain idle pipeline assets during the second quarter of 2018. (See Note 11 - Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.) This impairment evaluation utilized a market approach incorporating information derived from bids received for these assets, which are currently being marketed for sale together with certain other assets. If this combined group of assets is sold in a future period at prices consistent with bids received through this marketing process, we would expect this impairment charge to be more than offset by an overall gain.
Potential risks and obstacles that could impact the execution of our plan include:

•	Unexpected delays or the inability to consummate the WPZ Merger;

•
Certain aspects of Tax Reform, including regulatory liabilities relating to reduced corporate federal income tax rates, could adversely impact the rates we can charge on our regulated pipelines (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements);

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
Expansion Projects
Williams Partners’ ongoing major expansion projects include the following:
Atlantic Sunrise
In February 2017, we received approval from the FERC to expand Transco’s existing natural gas transmission system along with greenfield facilities to provide incremental firm transportation capacity from the northeastern Marcellus producing area to markets along Transco’s mainline as far south as Station 85 in west central Alabama. We placed a portion of the mainline project facilities into service in September 2017 and it increased capacity by 400 Mdth/d. We placed additional mainline facilities into service in June 2018, which increased capacity by an additional 150 Mdth/d. We expect to place the full project into service in the second half of August 2018, assuming timely receipt of the remaining regulatory approvals. The expected in-service date is based upon current contractor schedules and may be affected by weather. The full project is expected to increase capacity by 1,700 Mdth/d.
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
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline, which will have an expected capacity of 650 Mdth/d. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit and in August 2017, the court issued a decision denying in part and dismissing in part Constitution’s appeal. The court expressly declined to rule on Constitution’s argument that the delay in the NYSDEC’s decision on Constitution’s Section 401 application constitutes a waiver of the certification requirement. The court determined that it lacked jurisdiction to address that contention, and found that jurisdiction over the waiver issue lies exclusively with the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). As to the denial itself, the court determined that NYSDEC’s action was not arbitrary or capricious. Constitution filed a petition for rehearing with the Second Circuit Court of Appeals, but in October 2017 the court denied our petition.
In October 2017, we filed a petition for declaratory order requesting the FERC to find that, by operation of law, the Section 401 certification requirement for the New York State portion of Constitution’s pipeline project was waived due to the failure by the NYSDEC to act on Constitution’s Section 401 application within a reasonable

Management’s Discussion and Analysis (Continued)

period of time as required by the express terms of such statute. In January 2018, the FERC denied our petition, finding that Section 401 provides that a state waives certification only when it does not act on an application within one year from the date of the application. We filed a request for rehearing of the FERC’s decision, but in July 2018 the FERC denied our request.
The project’s sponsors remain committed to the project. Now that the FERC has issued an order on our request for rehearing, we are clear to seek review of the matter with the D.C. Circuit. We plan to file a petition for review with the D.C. Circuit. (See Note 3 – Variable Interest Entities of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

North Seattle Lateral Upgrade
In July 2018, we received approval from the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service as early as the fourth quarter of 2019. The project is expected to increase capacity by approximately 159 Mdth/d.
Northeast Supply Enhancement
In March 2017, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. On April 20, 2018, the NYSDEC denied, without prejudice, Transco’s application for certain permits required for the project. We have addressed the technical issues identified by NYSDEC and in May 2018, we refiled our application for the permits. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth/d.
Ohio River Supply Hub Expansion
We agreed to expand our services for certain customers to provide additional rich gas processing capacity in the Marcellus and Upper Devonian Shale in West Virginia and Pennsylvania. Associated with these agreements, we plan to further expand the processing capacity of our Oak Grove facility by 400 MMcf/d. With one of these customers, we secured a gathering dedication agreement to gather dry gas in this same region. Additionally, we will be constructing a new NGL pipeline from Moundsville to the Harrison Hub fractionation facility to provide a new outlet for NGLs. These expansions will be supported by long-term, fee-based agreements and volumetric commitments.
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
Susquehanna Supply Hub Expansion
We continue to expand the gathering systems in the Susquehanna Supply Hub that are needed to meet our customers’ production plans by 2020. This next expansion of the gathering infrastructure includes an additional 40,000 horsepower of new compression and gathering pipelines to bring the capacity to approximately 4.5 Bcf/d.
Wamsutter Expansion
We plan to expand our gathering and processing infrastructure in the Wamsutter region of Wyoming in order to meet our customers’ production plans.  The expansion includes the addition of approximately 54 miles of gathering pipelines and compression, and modifications to existing treating and processing facilities. We plan to place the project into service during the first quarter of 2019.

Management’s Discussion and Analysis (Continued)

Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of June 30, 2018, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $377 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. As a result of the events discussed in Company Outlook, we evaluated the capitalized project costs for impairment as recently as December 31, 2017, and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including scenarios assuming construction of the pipeline, as well as a scenario where the project does not proceed. These scenarios included our most recent estimate of total construction costs. The probability-weighted scenarios also considered our assessment of the likelihood of success of the path to obtain necessary certification, as described in Company Outlook. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success, increased estimates of construction costs, or further significant delays, could result in a future impairment.
Equity-Method Investments
As of June 30, 2018, the carrying value of our equity-method investment in Discovery is $520 million. During the fourth quarter of 2017, certain customers of Discovery terminated a significant offshore gas gathering agreement following the shut-in of production after the associated wells ceased flowing. As a result, we evaluated this investment for impairment in the fourth quarter of 2017 and determined that no impairment was necessary.
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
Regulatory Liabilities Resulting from Tax Reform
In December 2017, Tax Reform was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to customers of our regulated natural gas pipelines are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. As a result of the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that our regulated natural gas pipelines will be required to return amounts to certain customers through future rates and have accordingly established regulatory liabilities totaling $657 million as of June 30, 2018. The timing and actual amount of such return will be subject to future negotiations regarding this matter and many other elements of cost–of–service rate proceedings, including other costs of providing service.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change*	% Change*	2018	2017	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,340	$1,282	+58	+5%	$2,691	$2,543	+148	+6%
Service revenues – commodity consideration	94	—	+94	NM	195	—	+195	NM
Product sales	657	642	+15	+2%	1,293	1,369	-76	-6%
Total revenues	2,091	1,924			4,179	3,912
Costs and expenses:
Product costs	636	537	-99	-18%	1,249	1,116	-133	-12%
Processing commodity expenses	26	—	-26	NM	61	—	-61	NM
Operating and maintenance expenses	388	392	+4	+1%	745	763	+18	+2%
Depreciation and amortization expenses	434	433	-1	—%	865	875	+10	+1%
Selling, general, and administrative expenses	130	153	+23	+15%	262	314	+52	+17%
Impairment of certain assets	66	25	-41	-164%	66	26	-40	-154%
Other (income) expense – net	1	6	+5	+83%	30	10	-20	-200%
Total costs and expenses	1,681	1,546			3,278	3,104
Operating income (loss)	410	378			901	808
Equity earnings (losses)	92	125	-33	-26%	174	232	-58	-25%
Other investing income (loss) – net	68	2	+66	NM	72	274	-202	-74%
Interest expense	(275)	(271)	-4	-1%	(548)	(551)	+3	+1%
Other income (expense) – net	26	24	+2	+8%	47	101	-54	-53%
Income (loss) before income taxes	321	258			646	864
Provision (benefit) for income taxes	52	65	+13	+20%	107	102	-5	-5%
Net income (loss)	269	193			539	762
Less: Net income (loss) attributable to noncontrolling interests	134	112	-22	-20%	252	308	+56	+18%
Net income (loss) attributable to The Williams Companies, Inc.	$135	$81			$287	$454

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2018 vs. three months ended June 30, 2017
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in-service in 2017 and 2018, as well as higher gathering and processing volumes across most of our operating locations.
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
Product sales increased primarily due to higher marketing revenues reflecting higher non-ethane prices and higher system management gas sales, partially offset by $120 million lower olefin sales associated with the absence of volumes due to the sales of our olefin operations in 2017.
The increase in Product costs is primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as higher marketing costs and system management gas costs. This increase is partially offset by the absence of $68 million of olefin feedstock volumes associated with the sales of our olefin operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
Operating and maintenance expenses decreased primarily due to the absence of $26 million of costs associated with our former olefin operations, partially offset by higher operating and maintenance expenses primarily at Transco including pipeline integrity, general maintenance, and other testing.
Depreciation and amortization expenses increased primarily due to new assets placed in-service, partially offset by the absence of costs associated with our former olefin operations.
Selling, general, and administrative expenses decreased primarily due the absence of $11 million of costs associated with our former olefin operations and the absence of severance-related and organizational realignment costs incurred in 2017.
The unfavorable change in Impairment of certain assets includes the impairment of certain idle pipelines in 2018, partially offset by the absence of a 2017 impairment of an olefins pipeline project in the Gulf Coast region (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
The favorable change in Other (income) expense – net within Operating income (loss) includes favorable adjustments associated with certain regulatory liabilities resulting from Tax Reform, partially offset by the absence of a gain on sale of our RGP Splitter in 2017.
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service in 2017 and 2018, favorable NGL and marketing commodity margins reflecting higher non-ethane prices, and favorable adjustments associated with certain regulatory liabilities resulting from Tax Reform, partially offset by the increase in Impairment of certain assets, the absence of operating income related to our former olefin operations, and higher operating costs at Transco.
The unfavorable change in Equity earnings (losses) is primarily due to a decrease in volumes at Discovery.
The favorable change in Other investing income (loss) – net is due to a gain on the deconsolidation of our interest in Jackalope. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Provision (benefit) for income taxes changed favorably primarily due a reduction in the federal statutory rate from 35 percent to 21 percent with the enactment of Tax Reform. This change is partially offset by higher pretax income in 2018. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher operating results at WPZ.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in-service in 2017 and 2018, as well as higher gathering and processing volumes across most of our operating locations. These increases were partially offset by a decrease due to a reduction of rates resulting from a rate case settlement.
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
Product sales decreased primarily due to the absence of $267 million in olefin revenue associated with the sales of our olefin operations in 2017, partially offset by higher marketing revenues and higher system management gas sales. The increase in marketing revenue is driven by higher NGL prices and volumes, partially offset by lower crude oil and olefin-related volumes.
The increase in Product costs is primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as higher marketing and system management gas costs. This increase is partially offset by the absence of $143 million of olefin feedstock volumes associated with the sales of our olefin operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
Operating and maintenance expenses decreased primarily due to the absence of $49 million of costs associated with our former olefin operations and ongoing cost containment efforts, partially offset by higher operating and maintenance expenses at Transco primarily associated with pipeline integrity, general maintenance, and other testing and labor costs.
Depreciation and amortization expenses decreased primarily due to the absence of costs associated with our former olefin operations, partially offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of severance-related, organizational realignment, and Financial Repositioning costs incurred in 2017, the absence of $18 million in costs associated with our former olefin operations, and ongoing cost containment efforts.
The unfavorable change in Impairment of certain assets includes the impairment of certain idle pipelines in 2018, partially offset by the absence of a 2017 impairment of an olefins pipeline project in the Gulf Coast region (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)
The unfavorable change in Other (income) expense – net within Operating income (loss) includes the absence of gains from certain contract settlements and terminations in 2017, the absence of a gain on the sale of our RGP Splitter in 2017, and 2018 regulatory charges associated with Northwest Pipeline’s approved rates related to Tax Reform, partially offset by favorable adjustments to certain regulatory charges associated with Tax Reform.

Management’s Discussion and Analysis (Continued)

The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service in 2017 and 2018, higher gathering and processing volumes across certain of our operating locations, as well as higher NGL and marketing margins, and lower severance-related, organizational realignment, and Financial Repositioning costs. These favorable changes are partially offset by the absence of operating income related to our former olefin operations, higher impairments of certain assets, and higher operating costs at Transco.
The unfavorable change in Equity earnings (losses) is primarily due to a decrease in volumes at Discovery.
The unfavorable change in Other investing income (loss) – net is due to the absence of a gain on disposition of our investments in DBJV and Ranch Westex JV LLC in 2017, partially offset by a gain on the deconsolidation of our interest in Jackalope in 2018. (See Note 4 – Investing Activities of Notes to Consolidated Financial Statements.)
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
Provision (benefit) for income taxes changed unfavorably primarily due to the absence of releasing a $127 million valuation allowance on a capital loss carryover in 2017, substantially offset by lower pretax income and the reduction of the federal statutory rate from 35 percent to 21 percent with the enactment of Tax Reform. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
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

Management’s Discussion and Analysis (Continued)

Williams Partners

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Service revenues	$1,335	$1,277	$2,681	$2,533
Service revenues - commodity consideration	94	—	195	—
Product sales	657	642	1,293	1,369
Segment revenues	2,086	1,919	4,169	3,902

Product costs	(636)	(537)	(1,249)	(1,116)
Processing commodity expenses	(26)	—	(61)	—
Other segment costs and expenses	(487)	(521)	(984)	(987)
Proportional Modified EBITDA of equity-method investments	178	215	347	409
Williams Partners Modified EBITDA	$1,115	$1,076	$2,222	$2,208

NGL margin	$62	$42	$127	$93
Olefin margin	—	51	—	124
Three months ended June 30, 2018 vs. three months ended June 30, 2017
Modified EBITDA increased primarily due to higher Service revenues and higher commodity margins, partially offset by lower Proportional Modified EBITDA from our equity-method investments and the absence of $30 million of Modified EBITDA from our olefin operations that were sold in July 2017.
Service revenues increased primarily due to:

•	A $50 million increase in Transco’s natural gas transportation fee revenues driven by expansion projects placed in service in 2017 and 2018;

•
A $23 million increase in gathering and processing revenues across most of our operating areas including Susquehanna Supply Hub, Ohio Valley Midstream, and the Haynesville Shale region primarily due to higher volumes resulting from increased production from customers, partially offset by lower gathering volumes primarily in the Eagle Ford region;

•
Offsetting changes primarily associated with implementing the new revenue guidance under ASC 606, including a $30 million decrease related to lower amortization of deferred revenue associated with the up-front cash payments received in conjunction with the fourth quarter 2016 Barnett Shale and Mid-Continent contract restructurings, offset by a $17 million increase related to the earlier recognition of revenues associated with MVCs and a $13 million increase related to other deferred revenue amortization primarily in the Permian basin;

•	A $7 million decrease at Northwest Pipeline primarily due to the reduction of its rates as a result of a rate case settlement that became effective January 1, 2018.
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

Management’s Discussion and Analysis (Continued)

The increase in Product sales includes:

•
A $102 million increase in marketing revenues primarily due to $169 million higher NGL marketing revenues reflecting both higher prices and volumes, partially offset by a $40 million decrease in crude oil marketing revenues, as well as a $25 million decrease in propylene marketing revenues due to the sale of our olefin operations. Crude oil marketing revenues decreased as this activity is presented on a net basis within Product costs in 2018 in conjunction with the adoption of ASC 606;

•
A $21 million increase in system management gas sales, partially due to the implementation of ASC 606. System management gas sales are more than offset in Product costs and, therefore, have little impact to Modified EBITDA;

•	A $120 million decrease in olefin sales associated with the absence of volumes due to the sale of our olefin operations.
Product costs increased primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity considerations for NGL processing services, as well as $85 million in higher marketing costs and $22 million in higher system management gas costs. This increase is partially offset by the absence of $68 million of olefin feedstock volumes associated with the sales of our olefin operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
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
The net sum of Service revenues - commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins decreased primarily due to:

•	A $51 million decrease in olefin product margins due to the absence of volumes resulting from the 2017 sales of our olefin operations;

•	A $20 million increase in NGL product margins, which is substantially due to $19 million in higher non-ethane margins, driven primarily by higher non-ethane prices and lower natural gas prices;

•	A $17 million increase in marketing margins due to increasing commodity prices.
The favorable change in Other segment costs and expenses includes the absence of $24 million of costs associated with our former olefin operations, a favorable $20 million adjustment of regulatory liabilities associated with Tax Reform, and the absence of $10 million of severance-related and organizational realignment costs incurred in 2017. These favorable changes are partially offset by $16 million of increased operating costs at Transco primarily for pipeline integrity testing, general maintenance and other testing.
The decrease in Proportional Modified EBITDA of equity-method investments includes a $35 million decrease at Discovery primarily due to production ending on certain wells.
Six months ended June 30, 2018 vs. six months ended June 30, 2017
Modified EBITDA increased primarily due to higher Service revenues driven by expansions of our Transco pipeline and higher commodity margins, partially offset by the absence of $81 million of Modified EBITDA from our olefin operations that were sold in July 2017, lower Proportional Modified EBITDA from our equity-method investments, and higher Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)

Service revenues increased primarily due to:

•	A $114 million increase in Transco’s natural gas transportation fee revenues primarily due to a $107 million increase associated with expansion projects placed in service in 2017 and 2018;

•
A $59 million increase in gathering and processing revenues across most of our operating areas primarily resulting from increased production from customers, including the Haynesville Shale region, Susquehanna Supply Hub, and Ohio Valley Midstream, as well as higher rates in certain areas including the Piceance region;

•
Nearly offsetting changes primarily associated with implementing the new revenue guidance under ASC 606, including a $59 million decrease related to lower amortization of deferred revenue associated with the up-front cash payments received in conjunction with the fourth quarter 2016 Barnett Shale and Mid-Continent contract restructurings, offset by a $34 million increase related to the earlier recognition of revenues associated with MVCs and a $24 million increase related to other deferred revenue amortization primarily in the Permian basin;

•	A $15 million decrease at Northwest Pipeline primarily due to the reduction of its rates as a result of a rate case settlement that became effective January 1, 2018.
Service revenues - commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
The decrease in Product sales includes:

•	A $267 million decrease in olefin sales associated with the absence of volumes due to the sale of our olefin operations;

•
A $108 million increase in marketing revenues primarily due to $267 million higher NGL marketing revenues reflecting both higher prices and volumes, partially offset by a $90 million decrease in crude oil marketing revenues, as well as a $63 million decrease in propylene and ethylene marketing revenues due to the sale of our olefin operations. Crude oil marketing revenues decreased as this activity is presented on a net basis within Product costs in 2018 in conjunction with the adoption of ASC 606;

•
A $60 million increase in system management gas sales, partially due to the implementation of ASC 606. System management gas sales are more than offset in Product costs and, therefore, have little impact to Modified EBITDA.

Product costs increased primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity considerations for NGL processing services, as well as $91 million in higher marketing costs and $61 million in higher system management gas costs. This increase is partially offset by the absence of $143 million of olefin feedstock volumes associated with the sales of our olefin operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.

Management’s Discussion and Analysis (Continued)

The net sum of Service revenues - commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins decreased primarily due to:

•	A $124 million decrease in olefin product margins due to the absence of volumes resulting from the 2017 sales of our olefin operations;

•	A $34 million increase in NGL product margins, which is substantially due to $32 million in higher non-ethane margins, driven primarily by higher non-ethane prices and lower natural gas prices;

•	A $17 million increase in marketing margins due to increasing commodity prices.
The favorable change in Other segment costs and expenses includes the absence of $51 million of costs associated with our former olefin operations, a $16 million favorable adjustment of regulatory liabilities associated with Tax Reform, the absence of $23 million of severance-related and organizational realignment costs incurred in 2017, a $9 million increase in Transco’s equity AFUDC, as well as ongoing cost containment efforts. These favorable changes are partially offset by the absence of a $30 million net gain on early retirement of debt in 2017 and a $7 million net loss on early retirement of debt in 2018, $40 million of increased operating costs at Transco primarily for pipeline integrity testing, general maintenance, and other testing and labor costs, as well as $15 million related to the absence of favorable contract settlements and terminations in 2017, and a $12 million regulatory charge associated with Northwest Pipeline’s approved rates related to Tax Reform.
The decrease in Proportional Modified EBITDA of equity-method investments includes a $63 million decrease at Discovery primarily due to production ending on certain wells, a $10 million decrease due to the divestiture of our interests in DBJV and Ranch Westex JV LLC late in the first quarter of 2017, partially offset by a $19 million increase at Appalachia Midstream Investments reflecting our increased ownership and higher volumes.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Millions)
Other Modified EBITDA	$(57)	$(17)	$(44)	$1
Three months ended June 30, 2018 vs. three months ended June 30, 2017
Modified EBITDA decreased primarily due to the $66 million impairment of certain idle pipelines in the second quarter of 2018, partially offset by the absence of the $23 million impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017 (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Six Months Ended June 30, 2018 vs. six months ended June 30, 2017
Modified EBITDA decreased primarily due to the $66 million impairment of certain idle pipelines in the second quarter of 2018, partially offset by the absence of the $23 million impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017. Modified EBITDA also decreased due to a $27 million decrease in income associated with a regulatory asset related to deferred taxes on equity funds used during construction. These decreases were partially offset by lower general administrative costs, driven by the absence of expenses associated with the first-quarter 2017 Financial Repositioning (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements).

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
As previously discussed in Company Outlook, our consolidated growth capital and investment expenditures in 2018 are currently expected to be at least $3.9 billion. Approximately $1.8 billion of our growth capital funding needs include Transco expansions and other interstate pipeline growth projects, most of which are fully contracted with firm transportation agreements. The remaining growth capital spending in 2018 primarily reflects investment in gathering and processing systems in the Northeast region limited primarily to known new producer volumes, including volumes that support Transco expansion projects including our Atlantic Sunrise project. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund the planned 2018 growth capital with retained cash flow, debt, and proceeds from assets sales. Further, we anticipate closing the WPZ Merger during the third quarter of 2018. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2018. Our potential material internal and external sources and uses of consolidated liquidity for 2018 are as follows:

Applicable To:
		WPZ	WMB
Sources:
	Cash and cash equivalents on hand	✓	✓
	Cash generated from operations	✓
	Distributions from investment in WPZ *		✓
	Distributions from equity-method investees	✓
	Utilization of credit facilities and/or commercial paper program	✓	✓
	Cash proceeds from issuance of debt and/or equity securities	✓	✓
	Proceeds from asset monetizations	✓	✓

Uses:
	Working capital requirements	✓	✓
	Capital and investment expenditures	✓
	Investment in WPZ *		✓
	Quarterly distributions to unitholders *	✓
	Quarterly dividends to shareholders		✓
	Debt service payments, including payments of long-term debt	✓	✓

*
Following the expected completion of the previously discussed WPZ Merger in the third quarter of 2018, these sources and uses of liquidity will no longer be applicable, and all of the remaining sources and uses of liquidity would be applicable to WMB only.

Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of June 30, 2018, we had a working capital deficit of $417 million. Our available liquidity is as follows:

	June 30, 2018
Available Liquidity	WPZ	WMB	Total
	(Millions)
Cash and cash equivalents	$255	$20	$275
Capacity available under our $1.5 billion credit facility (1)		1,375	1,375
Capacity available to WPZ under its $3.5 billion credit facility, less amounts outstanding under its $3 billion commercial paper program (2)	3,500		3,500
	$3,755	$1,395	$5,150

(1)
Through June 30, 2018, the highest amount outstanding under our credit facility during 2018 was $290 million. At June 30, 2018, we were in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under this facility as of July 31, 2018, was $1.315 billion. In July 2018, we along with Transco and Northwest Pipeline entered into a new unsecured revolving credit agreement with aggregate commitments available of $4.5 billion under the credit facility, which will become effective once the previously discussed WPZ Merger closes. See Note 9 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information.

(2)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of WPZ’s credit facility inclusive of any outstanding amounts under its commercial paper program. Through June 30, 2018, no amount was outstanding under WPZ’s commercial paper program and credit facility during 2018. At June 30, 2018, WPZ was in compliance with the financial covenants associated with this credit facility. Borrowing capacity available under WPZ’s $3.5 billion credit facility as of July 31, 2018, was $3.5 billion.

WPZ Merger
In the event the WPZ Merger is terminated under certain circumstances, we could be required to pay a termination fee of up to $410 million to WPZ, of which we currently own approximately 74 percent. Such termination fee would be payable in four equal quarterly installments.
Dividends
We increased our regular quarterly cash dividend by approximately 13 percent from the previous quarterly cash dividend of $0.30 per share paid in each quarter of 2017, to $0.34 per share for the quarterly cash dividend paid in March and June 2018.
Registrations
On July 12, 2018, our registration statement for securities to be issued in the WPZ Merger was declared effective.
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
In September 2016, WPZ filed a registration statement for its distribution reinvestment program. In July 2018, we gave notice to terminate the WPZ distribution reinvestment program.

Management’s Discussion and Analysis (Continued)

Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
Our ability to borrow money is impacted by our credit ratings and the credit ratings of WPZ. The current ratings are as follows:

	Rating Agency	Outlook	Senior Unsecured Debt Rating	Corporate Credit Rating
WMB:	S&P Global Ratings	Credit Watch with Positive Implications	BB+	BB+
	Moody’s Investors Service	Ratings Under Review for Upgrade	Ba2	N/A
	Fitch Ratings	Rating Watch Positive	BB+	N/A

WPZ:	S&P Global Ratings	Negative	BBB	BBB
	Moody’s Investors Service	Stable	Baa3	N/A
	Fitch Ratings	Positive	BBB-	N/A
Following the announcement of the WPZ Merger, on May 17, 2018, the credit ratings agencies affirmed and/or revised the outlook and ratings as noted in the table above. The outlook for WMB was changed by all three credit ratings agencies, and the outlook for WPZ was changed by S&P Global Ratings and Moody’s.
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

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2018	2017
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,585	$1,526
Proceeds from long-term debt (see Note 9)	Financing	1,814	1,698
Proceeds from our credit-facility borrowings	Financing	365	945
Contributions in aid of construction	Investing	339	194
Proceeds from equity issuances	Financing	11	2,125
Proceeds from dispositions of equity-method investments (see Note 4)	Investing	—	200

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,890)	(1,056)
Payments of long-term debt (see Note 9)	Financing	(1,251)	(1,535)
Dividends paid	Financing	(563)	(496)
Payments on our credit-facility borrowings	Financing	(510)	(1,175)
Dividends and distributions paid to noncontrolling interests	Financing	(356)	(447)
Purchases of and contributions to equity-method investments	Investing	(91)	(79)
Payments of WPZ’s commercial paper – net	Financing	—	(93)

Other sources / (uses) – net	Financing and Investing	(77)	(59)
Increase (decrease) in cash and cash equivalents		$(624)	$1,748
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net (gain) loss on disposition of equity-method investments, and Impairment of and net (gain) loss on sale of assets. Our Net cash provided (used) by operating activities for the six months ended June 30, 2018, increased from the same period in 2017 primarily due to higher operating income in 2018, partially offset by the impact of net unfavorable changes in operating working capital and decreased distributions from unconsolidated affiliates in 2018.
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

Item 3
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2018.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On February 21, 2017, we received notice from the Environmental Enforcement Section of the United States Department of Justice (DOJ) regarding certain alleged violations of the Clean Air Act at our Moundsville facility as set forth in a Notice of Noncompliance issued by the EPA on January 14, 2016. The notice includes an offer to avoid further legal action on the alleged violations by paying $2 million. In discussion with the DOJ and the EPA, the EPA has indicated its belief that additional similar violations have occurred at our Oak Grove facility and has expressed interest in pursuing a global settlement. On July 23, 2018, we received an offer from the DOJ to globally settle the government’s claim for civil penalties associated with the alleged violations at both the Moundsville and the Oak Grove facilities for $1.6 million. We are evaluating the agencies’ offer.
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

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed, except as set forth and as supplemented below:

The FERC recently issued a policy statement that reversed its 2005 income tax policy that permitted master limited partnership (MLP) interstate oil and natural gas pipelines to recover an income tax allowance in cost of service rates, which if implemented, may adversely impact our financial condition and future results of operations.

In May 2005, the FERC issued a statement of general policy permitting a pipeline to include in its cost-of-service computations an income tax allowance provided that an entity or individual has an actual or potential income tax liability on income from the pipeline’s public utility assets. Pursuant to that policy, the extent to which owners of pipelines have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis in rate cases where the amounts of the allowances will be established. On March 15, 2018, the FERC issued a revised policy statement regarding the recovery of income tax costs in rates of natural gas pipelines. The FERC found that an impermissible double recovery results from granting an MLP pipeline both an income tax allowance and a return on equity pursuant to the discounted cash flow methodology. As a result, the FERC will no longer permit an MLP pipeline to recover an income tax allowance in its cost of service and further stated it will address the application of this policy to non-MLP partnership forms as those issues arise in subsequent proceedings.

On July 18, 2018, the FERC issued an order dismissing the requests for rehearing and clarification of the revised policy statement. In addition, the FERC provided guidance that an MLP pipeline (or other pass-through entity) no longer recovering an income tax allowance pursuant to the revised policy may eliminate previously accumulated deferred income taxes (ADIT) from its cost of service instead of flowing these previously accumulated ADIT balances to ratepayers. However, the FERC stated that the revised policy statement and such guidance do not establish a binding rule, but are instead expressions of general policy intent designed to provide guidance by notifying entities of the course of action the FERC intends to follow in future adjudications. To the extent the FERC addresses these issues in future proceedings, it will consider any arguments regarding not only the application of the revised policy to the facts of the case, but also any arguments regarding the underlying validity of the policy itself.

On March 15, 2018, the FERC also issued a Notice of Proposed Rulemaking proposing a filing process that will allow it to determine which natural gas pipelines may be collecting unjust and unreasonable rates in light of the recent reduction in the corporate income tax rate as a result of Tax Reform and the FERC’s revised policy statement regarding MLPs. On July 18, 2018, the FERC issued a Final Rule in the docket, retaining the filing process and reaffirming the options that pipelines have to either reflect the reduced tax rate or explain why no rate change is necessary. FERC also clarified that a natural gas company organized as a pass-through entity all of whose income or losses are consolidated on the federal income tax return of its corporate parent is considered to be subject to the federal corporate income tax, and is thus eligible for a tax allowance.

On March 15, 2018, the FERC also issued a Notice of Inquiry seeking comments on the additional impacts of Tax Reform on jurisdictional rates, particularly whether, and if so how, the FERC should address changes relating to accumulated deferred income tax amounts after the corporate income tax rate reduction and bonus depreciation rules, and whether other features of Tax Reform require FERC action. Due to the foregoing, it is reasonably possible that future tariff-based rates collected by our interstate natural gas pipelines may be negatively impacted by such actions, which may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The WPZ Merger is subject to closing conditions that, if not satisfied or waived, will result in the WPZ Merger not being consummated, which may cause the market price of our common stock and/or the WPZ Units to decline.
The obligation of the parties to the WPZ Merger Agreement to complete the WPZ Merger is subject to the satisfaction or waiver of certain conditions, some of which remain outstanding, including:

•	The delivery of the joint consent statement/proxy statement/prospectus to holders of WPZ Units at least 20 business days prior to the closing;

•
The delivery of the written consent in which WPZ unit holders holding a majority of the WPZ Units outstanding approve and adopt the WPZ Merger Agreement and the WPZ Merger in accordance with applicable law;

•	The effectiveness of the registration statement of which the joint consent statement/proxy statement/prospectus forms a part;

•	The approval for listing on the NYSE of our common stock to be issued in the WPZ Merger, subject to official notice of issuance;

•	The absence of any decree, order, injunction, or law that prohibits the WPZ Merger or makes the WPZ Merger unlawful;

•
The approval by our stockholders of (i) the Charter Amendment and (ii) the issuance of our common stock in the WPZ Merger pursuant to the WPZ Merger Agreement, each having been obtained in accordance with applicable law and our governing documents.

The parties’ obligations are also separately subject to the satisfaction or waiver of the following conditions:

•
Certain fundamental representations and warranties of the other party relating to organization and existence, authorization to enter into the WPZ Merger Agreement and to complete the transactions contemplated thereby, and capitalization being true and correct as of the closing in all material respects;

•
The representations and warranties of the other party relating to the absence of changes that would have a material adverse effect on such party and the absence of material damage, destruction, or loss to any material portion of assets of such party or its subsidiaries being true and correct as of the closing;

•
All other representations and warranties of the other party being true and correct as of the closing, other than certain failures to be true and correct that would not in the aggregate result in a material adverse effect on the party making the representation or warranty;

•	The other party having performed or complied with all agreements and covenants required to be performed by it under the WPZ Merger Agreement in all material respects.

If these conditions are not satisfied or waived, the WPZ Merger will not occur, which may cause the market price of our common stock and/or WPZ Units to decline.
The WPZ Merger Agreement contains provisions that limit our ability to pursue alternatives to the WPZ Merger, could discourage a potential competing acquirer of us from making a favorable alternative acquisition proposal and, in specified circumstances under the WPZ Merger Agreement, require us to pay a termination fee of $410 million to Williams Partners.
Under the WPZ Merger Agreement, there are restrictions on our ability to enter into alternative transactions. Unless and until the WPZ Merger Agreement is terminated or the WPZ Merger closes, subject to specified exceptions, we are restricted from initiating, soliciting, knowingly encouraging or knowingly facilitating any inquiry, proposal or offer for a competing acquisition proposal. Under the WPZ Merger Agreement, if our board of directors changes its recommendations in respect of the Charter Amendment and the issuance of our common stock pursuant to the WPZ Merger Agreement, and the WPZ Merger Agreement is subsequently terminated, we would be required to pay a termination fee of up to $410 million to Williams Partners. This provision could discourage third parties that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, or could result in a potential acquirer of us proposing to pay a lower price than it would otherwise have proposed to pay if the added expense of the termination fee was not payable.
If the Charter Amendment is approved, we will be able to issue more shares of Williams common stock than are expected to be outstanding immediately after the WPZ Merger is completed. Any future issuances of our common stock may have a dilutive effect on the earnings per share and voting power of our stockholders.

The Charter Amendment authorizes a greater number of shares of our common stock than are expected to be outstanding immediately after the WPZ Merger is completed. If the Charter Amendment is approved, we will be able to issue more shares of our common stock than is expected to be outstanding immediately after the WPZ Merger is completed. If our board of directors elects to issue additional shares of our common stock in the future, whether in public offerings, in connection with mergers and acquisitions or otherwise, such additional issuances may further dilute the earnings per share and voting power of the combined Williams stockholders and may adversely affect the market price of our common stock. If the Charter Amendment Proposal is approved by our stockholders, the Charter Amendment will be effective even if the WPZ Merger does not take place.
Item 6. Exhibits

Exhibit No.		Description

2.1+	—
Agreement and Plan of Merger dated as of May 16, 2018, by and among The Williams Companies, Inc., SCMS LLC, Williams Partners L.P., and WPZ GP LLC (filed on May 17, 2018 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
Certificate of Designations of Series B Preferred Stock of The Williams Companies, Inc. (filed on July 17, 2018 as Exhibit 3.1 to The Williams Companies, Inc. current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.3	—	By-Laws (filed on January 20, 2017, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
10.1	—
Credit Agreement dated as of July 13, 2018, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipeline Company, LLC, as co-borrowers, the lenders named therein, and Citibank, N.A. as Administrative Agent (filed on July 17, 2018 as Exhibit 10.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.2*	—	Form of 2018 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors.
12*	—	Computation of Ratio of Earnings to Fixed Charges.
31.1*	—
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

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.

Exhibit No.		Description

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.

§	Management contract or compensatory plan or arrangement.

+	Pursuant to item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 2, 2018