Form 10-Q
period 2019-06-30
WILLIAMS COMPANIES, INC.
filed 2019-08-01
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 1-4174

THE WILLIAMS COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		73-0569878
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Williams Center
Tulsa	Oklahoma	74172-0172
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (918) 573-2000
NO CHANGE

(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 29, 2019
Common Stock, $1.00 par value	1,212,022,398

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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Whether we are able to pay current and expected levels of dividends;

•	Whether we will be able to effectively execute our financing plan;

•	Availability of supplies, market demand, and volatility of prices;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•	The strength and financial resources of our competitors and the effects of competition;

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

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
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
UEOM: Utica East Ohio Midstream LLC, previously a Partially Owned Entity until acquiring remaining interest in March 2019
Northeast JV: Ohio Valley Midstream LLC, a new partially owned venture that includes our Ohio Valley assets and UEOM
WPZ: Williams Partners L.P. Effective August 10, 2018, we completed our merger with WPZ, pursuant to which we acquired all outstanding common units of WPZ held by others and Williams continued as the surviving entity.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2019, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Brazos Permian II: Brazos Permian II, LLC
Caiman II: Caiman Energy II, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.
Jackalope: Jackalope Gas Gathering Services, L.L.C., which was sold in April 2019
Laurel Mountain: Laurel Mountain Midstream, LLC
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

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,489	$1,340	$2,929	$2,691
Service revenues – commodity consideration	56	94	120	195
Product sales	496	657	1,046	1,293
Total revenues	2,041	2,091	4,095	4,179
Costs and expenses:
Product costs	483	636	1,008	1,249
Processing commodity expenses	24	26	64	61
Operating and maintenance expenses	387	388	727	745
Depreciation and amortization expenses	424	434	840	865
Selling, general, and administrative expenses	152	130	280	262
Impairment of certain assets (Note 13)	64	66	76	66
Other (income) expense – net	9	1	41	30
Total costs and expenses	1,543	1,681	3,036	3,278
Operating income (loss)	498	410	1,059	901
Equity earnings (losses)	87	92	167	174
Other investing income (loss) – net (Note 5)	126	68	53	72
Interest incurred	(306)	(288)	(612)	(570)
Interest capitalized	10	13	20	22
Other income (expense) – net	7	26	18	47
Income (loss) before income taxes	422	321	705	646
Provision (benefit) for income taxes	98	52	167	107
Net income (loss)	324	269	538	539
Less: Net income (loss) attributable to noncontrolling interests	14	134	33	252
Net income (loss) attributable to The Williams Companies, Inc.	310	135	505	287
Preferred stock dividends	—	—	1	—
Net income (loss) available to common stockholders	$310	$135	$504	$287
Basic earnings (loss) per common share:
Net income (loss)	$.26	$.16	$.42	$.35
Weighted-average shares (thousands)	1,212,045	827,868	1,211,769	827,689
Diluted earnings (loss) per common share:
Net income (loss)	$.26	$.16	$.41	$.35
Weighted-average shares (thousands)	1,214,065	830,107	1,213,830	830,151

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Net income (loss)	$324	$269	$538	$539
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $3 and $3 in 2018	—	(15)	—	(14)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($1) and ($1) in 2018	—	3	—	3
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of ($1) and ($1) in 2018	—	4	—	4
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($2) and ($3) in 2019 and ($1) and ($2) in 2018	2	5	5	10
Other comprehensive income (loss)	2	(3)	5	3
Comprehensive income (loss)	326	266	543	542
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	130	33	249
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$312	$136	$510	$293
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2019	December 31, 2018
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$806	$168
Trade accounts and other receivables (net of allowance of $6 at June 30, 2019 and $9 at December 31, 2018)	879	992
Inventories	134	130
Other current assets and deferred charges	209	174
Total current assets	2,028	1,464
Investments	6,261	7,821
Property, plant, and equipment	40,868	38,661
Accumulated depreciation and amortization	(11,737)	(11,157)
Property, plant, and equipment – net	29,131	27,504
Intangible assets – net of accumulated amortization	8,123	7,767
Regulatory assets, deferred charges, and other	966	746
Total assets	$46,509	$45,302
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$627	$662
Accrued liabilities	1,199	1,102
Long-term debt due within one year	1,563	47
Total current liabilities	3,389	1,811
Long-term debt	20,711	22,367
Deferred income tax liabilities	1,567	1,524
Regulatory liabilities, deferred income, and other	3,761	3,603
Contingent liabilities (Note 14)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2019 and December 31, 2018; 1,246 million shares issued at June 30, 2019 and 1,245 million shares issued at December 31, 2018)	1,246	1,245
Capital in excess of par value	24,296	24,693
Retained deficit	(10,423)	(10,002)
Accumulated other comprehensive income (loss)	(265)	(270)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	13,848	14,660
Noncontrolling interests in consolidated subsidiaries	3,233	1,337
Total equity	17,081	15,997
Total liabilities and equity	$46,509	$45,302

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – March 31, 2019	$35	$1,246	$24,703	$(10,270)	$(267)	$(1,041)	$14,406	$1,319	$15,725
Net income (loss)	—	—	—	310	—	—	310	14	324
Other comprehensive income (loss)	—	—	—	—	2	—	2	—	2
Cash dividends – common stock ($0.38 per share)	—	—	—	(461)	—	—	(461)	—	(461)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(27)	(27)
Stock-based compensation and related common stock issuances, net of tax	—	—	17	—	—	—	17	—	17
Sale of partial interest in consolidated subsidiary (Note 2)	—	—	—	—	—	—	—	1,333	1,333
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(425)	—	—	—	(425)	566	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Other	—	—	1	(2)	—	—	(1)	—	(1)
Net increase (decrease) in equity	—	—	(407)	(153)	2	—	(558)	1,914	1,356
Balance – June 30, 2019	$35	$1,246	$24,296	$(10,423)	$(265)	$(1,041)	$13,848	$3,233	$17,081

Balance – March 31, 2018	$—	$862	$18,533	$(8,587)	$(294)	$(1,041)	$9,473	$6,430	$15,903
Net income (loss)	—	—	—	135	—	—	135	134	269
Other comprehensive income (loss)	—	—	—	—	1	—	1	(4)	(3)
Cash dividends – common stock ($0.34 per share)	—	—	—	(282)	—	—	(282)	—	(282)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(215)	(215)
Stock-based compensation and related common stock issuances, net of tax	—	—	14	—	—	—	14	—	14
Sale of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	—	24	24
Changes in ownership of consolidated subsidiaries, net	—	—	6	—	—	—	6	(8)	(2)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Deconsolidation of subsidiary (Note 5)	—	—	—	—	—	—	—	(267)	(267)
Other	—	—	(1)	(1)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	—	19	(148)	1	—	(128)	(328)	(456)
Balance – June 30, 2018	$—	$862	$18,552	$(8,735)	$(293)	$(1,041)	$9,345	$6,102	$15,447

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2018	$35	$1,245	$24,693	$(10,002)	$(270)	$(1,041)	$14,660	$1,337	$15,997
Net income (loss)	—	—	—	505	—	—	505	33	538
Other comprehensive income (loss)	—	—	—	—	5	—	5	—	5
Cash dividends – common stock ($0.76 per share)	—	—	—	(921)	—	—	(921)	—	(921)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(68)	(68)
Stock-based compensation and related common stock issuances, net of tax	—	1	27	—	—	—	28	—	28
Sale of partial interest in consolidated subsidiary (Note 2)	—	—	—	—	—	—	—	1,333	1,333
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(425)	—	—	—	(425)	566	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32	32
Other	—	—	1	(5)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	1	(397)	(421)	5	—	(812)	1,896	1,084
Balance – June 30, 2019	$35	$1,246	$24,296	$(10,423)	$(265)	$(1,041)	$13,848	$3,233	$17,081

Balance – December 31, 2017	$—	$861	$18,508	$(8,434)	$(238)	$(1,041)	$9,656	$6,519	$16,175
Adoption of new accounting standards	—	—	—	(23)	(61)	—	(84)	(37)	(121)
Net income (loss)	—	—	—	287	—	—	287	252	539
Other comprehensive income (loss)	—	—	—	—	6	—	6	(3)	3
Cash dividends – common stock ($0.68 per share)	—	—	—	(563)	—	—	(563)	—	(563)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(402)	(402)
Stock-based compensation and related common stock issuances, net of tax	—	1	32	—	—	—	33	—	33
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	—	46	46
Changes in ownership of consolidated subsidiaries, net	—	—	13	—	—	—	13	(17)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	11	11
Deconsolidation of subsidiary (Note 5)	—	—	—	—	—	—	—	(267)	(267)
Other	—	—	(1)	(2)	—	—	(3)	—	(3)
Net increase (decrease) in equity	—	1	44	(301)	(55)	—	(311)	(417)	(728)
Balance – June 30, 2018	$—	$862	$18,552	$(8,735)	$(293)	$(1,041)	$9,345	$6,102	$15,447

*	Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$538	$539
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	840	865
Provision (benefit) for deferred income taxes	182	142
Equity (earnings) losses	(167)	(174)
Distributions from unconsolidated affiliates	327	316
Net (gain) loss on disposition of equity-method investments (Note 5)	(122)	—
Impairment of equity-method investments (Note 5)	72	—
(Gain) loss on deconsolidation of businesses (Note 5)	2	(62)
Impairment of certain assets (Note 13)	76	66
Amortization of stock-based awards	30	30
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	149	121
Inventories	4	(33)
Other current assets and deferred charges	(16)	(63)
Accounts payable	(98)	(70)
Accrued liabilities	70	(7)
Other, including changes in noncurrent assets and liabilities	(43)	(85)
Net cash provided (used) by operating activities	1,844	1,585
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(4)	—
Proceeds from long-term debt	720	2,179
Payments of long-term debt	(868)	(1,761)
Proceeds from issuance of common stock	6	11
Proceeds from sale of partial interest in consolidated subsidiary (Note 2)	1,330	—
Common dividends paid	(921)	(563)
Dividends and distributions paid to noncontrolling interests	(68)	(356)
Contributions from noncontrolling interests	32	11
Payments for debt issuance costs	—	(18)
Other – net	(9)	(43)
Net cash provided (used) by financing activities	218	(540)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(919)	(1,890)
Dispositions – net	(15)	3
Contributions in aid of construction	18	339
Purchases of businesses, net of cash acquired (Note 2)	(727)	—
Proceeds from dispositions of equity-method investments (Note 5)	485	—
Purchases of and contributions to equity-method investments	(242)	(91)
Other – net	(24)	(30)
Net cash provided (used) by investing activities	(1,424)	(1,669)
Increase (decrease) in cash and cash equivalents	638	(624)
Cash and cash equivalents at beginning of year	168	899
Cash and cash equivalents at end of period	$806	$275
_____________
(1) Increases to property, plant, and equipment	$(977)	$(1,864)
Changes in related accounts payable and accrued liabilities	58	(26)
Capital expenditures	$(919)	$(1,890)

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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States and, following the WPZ Merger in the third-quarter 2018, are presented within the following reportable segments: Northeast G&P, Atlantic-Gulf, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Prior period segment disclosures have been recast for this segment presentation. All remaining business activities as well as corporate activities are included in Other.
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, including a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated entity), as well as a 69 percent equity-method investment in Laurel Mountain Midstream, LLC, a 58 percent equity-method investment in Caiman Energy II, LLC, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale. Northeast G&P includes a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated entity). The Northeast JV includes our Ohio Valley assets and Utica East Ohio Midstream LLC (UEOM), a former equity-method investment in which we acquired the remaining ownership interest in March 2019 (see Note 2 – Acquisitions).

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
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gathering, processing, and treating operations in Colorado, Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Permian Shale region of west Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Arkoma basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline LLC, a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC, and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II). West also included our former natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado, which were sold during the fourth quarter of 2018, and our former 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) (an equity-method investment following deconsolidation as of June 30, 2018), which was sold in April 2019.
Basis of Presentation
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and other identifiable intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable based on our evaluation of undiscounted future cash flows. It is reasonably possible that future strategic decisions, including transactions such as monetizing non-core assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment, or that the fair value of the reporting unit for our goodwill is less than its carrying amount, which would result in impairment.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a

Notes (Continued)

practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (see Note 10 – Leases).
We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $225 million lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases. We also evaluated ASU 2016-02’s available practical expedients on adoption and have generally elected to adopt the practical expedients, which includes the practical expedient to not separate lease and nonlease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.
Accounting standards issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. We plan to adopt as of January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we are currently developing additional processes, procedures, and internal controls in order to make the necessary credit loss assessments and required disclosures.
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
UEOM is involved primarily in the processing and fractionation of natural gas and natural gas liquids in the Utica Shale play in eastern Ohio. The purpose of the acquisition is to enhance our position in the region. We expect synergies through common ownership of UEOM and our Ohio Valley midstream systems to create a more efficient platform for capital spending in the region, resulting in reduced operating and maintenance expenses and creating enhanced capabilities and benefits for producers in the area.
The acquisition of UEOM was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. In March 2019, based on the transaction price for our purchase of the remaining interest in UEOM as finalized just prior to the acquisition, we recognized a $74 million noncash impairment loss related to our existing 62 percent interest (see Note 13 – Fair Value Measurements and Guarantees). Thus, there was no gain or loss on remeasuring our existing equity-method investment to fair value due to the impairment recognized just prior to closing the acquisition of the additional interest.
The valuation techniques used to measure the acquisition date fair value of the UEOM acquisition consisted of the market approach for our previous equity-method investment in UEOM and the income approach (excess earnings method) for valuation of intangible assets and depreciated replacement costs for property, plant, and equipment.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Northeast G&P segment, and liabilities assumed at March 18, 2019. The net assets acquired reflect the sum of the consideration transferred and the noncash elimination of the fair value of our existing equity-method investment upon our acquisition of the additional interest. The fair value of accounts receivable

Notes (Continued)

acquired, presented in current assets in the table, equals contractual amounts receivable. After the March 31, 2019 financial statements were issued, we received an updated valuation report from a third-party valuation firm. Significant changes since the allocation disclosed in the first quarter due to the ongoing review of the valuation results reflect an increase of $169 million in goodwill, and decreases of $106 million in property, plant, and equipment and $61 million in other intangible assets. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions.

(Millions)
Current assets, including $13 million cash acquired	$55
Property, plant, and equipment	1,387
Other intangible assets	328
Total identifiable assets acquired	1,770

Current liabilities	8
Total liabilities assumed	8

Net identifiable assets acquired	1,762

Goodwill	188
Net assets acquired	$1,950

The goodwill recognized in the acquisition relates primarily to enhancing and diversifying our basin positions and is reported within the Northeast G&P segment. Substantially all of the goodwill is expected to be deductible for tax purposes. Goodwill is included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet and represents the excess of the consideration, plus the fair value of any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount.
Other intangible assets recognized in the acquisition are related to contractual customer relationships from gas gathering, processing, and fractionation agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 49 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering, processing, and fractionation contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 10 years.
The following unaudited pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and six months ended June 30, 2019 and 2018, are presented as if the UEOM acquisition had been completed on January 1, 2018. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the date or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Revenues	$2,041	$2,126	$4,127	$4,247

Net income (loss) attributable to The Williams Companies, Inc.	$310	$141	$583	$296
Adjustments to pro forma Net income (loss) attributable to The Williams Companies, Inc. include the removal of the previously described $74 million impairment loss recognized in March 2019 just prior to the acquisition.
During the period from the acquisition date of March 18, 2019 to June 30, 2019, UEOM contributed Revenues of $50 million and Net income (loss) attributable to The Williams Companies, Inc. of $13 million.
Costs related to this acquisition are $3 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we would contribute our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion (subject to post-closing adjustments) for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $566 million, and decreased Capital in excess of par value by $425 million and Deferred income tax liabilities by $141 million in the Consolidated Balance Sheet. Costs related to this transaction are $6 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.

Note 3 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Northeast Midstream	Atlantic- Gulf Midstream	West Midstream	Transco	Northwest Pipeline	Other	Intercompany Eliminations	Total
	(Millions)
Three Months Ended June 30, 2019
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$291	$121	$355	$—	$—	$—	$(17)	$750
Commodity consideration	3	13	40	—	—	—	—	56
Regulated interstate natural gas transportation and storage	—	—	—	565	110	—	(2)	673
Other	34	9	9	1	—	—	(3)	50
Total service revenues	328	143	404	566	110	—	(22)	1,529
Product Sales:
NGL and natural gas product sales	37	48	430	23	—	—	(46)	492

Notes (Continued)

	Northeast Midstream	Atlantic- Gulf Midstream	West Midstream	Transco	Northwest Pipeline	Other	Intercompany Eliminations	Total
	(Millions)
Total revenues from contracts with customers	365	191	834	589	110	—	(68)	2,021
Other revenues (1)	5	—	8	2	—	8	(3)	20
Total revenues	$370	$191	$842	$591	$110	$8	$(71)	$2,041

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

Six Months Ended June 30, 2019
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$530	$249	$699	$—	$—	$—	$(35)	$1,443
Commodity consideration	8	26	86	—	—	—	—	120
Regulated interstate natural gas transportation and storage	—	—	—	1,135	224	—	(2)	1,357
Other	66	13	20	1	—	—	(7)	93
Total service revenues	604	288	805	1,136	224	—	(44)	3,013
Product Sales:
NGL and natural gas product sales	84	106	909	47	—	—	(104)	1,042
Total revenues from contracts with customers	688	394	1,714	1,183	224	—	(148)	4,055
Other revenues (1)	10	4	12	5	—	15	(6)	40
Total revenues	$698	$398	$1,726	$1,188	$224	$15	$(154)	$4,095

Notes (Continued)

	Northeast Midstream	Atlantic- Gulf Midstream	West Midstream	Transco	Northwest Pipeline	Other	Intercompany Eliminations	Total
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

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Balance at beginning of period	$22	$24	$4	$4
Revenue recognized in excess of amounts invoiced	20	16	39	36
Minimum volume commitments invoiced	(25)	(1)	(26)	(1)
Balance at end of period	$17	$39	$17	$39

Notes (Continued)

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Balance at beginning of period	$1,335	$1,574	$1,397	$1,596
Payments received and deferred	93	122	126	211
Deconsolidation of Jackalope interest (Note 5)	—	(52)	—	(52)
Noncash interest expense for significant financing component	3	4	7	7
Recognized in revenue	(100)	(113)	(199)	(227)
Balance at end of period	$1,331	$1,535	$1,331	$1,535

The following table presents the amount of the contract liabilities balance as of June 30, 2019, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Millions)
2019 (remainder)	$146
2020	163
2021	123
2022	109
2023	99
Thereafter	691
Total	$1,331

Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2019. These primarily include long-term contracts containing minimum volume commitments associated with our midstream businesses, fixed payments associated with offshore production handling, and reservation charges on contracted capacity on our gas pipeline firm transportation contracts with customers, as well as storage capacity contracts. Amounts included in the table below for our interstate natural gas pipeline businesses reflect the rates for such services in our current Federal Energy Regulatory Commission (FERC) tariffs, net of estimated reserve for refund, for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes are not currently known. This table excludes variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed.
It also excludes consideration received prior to June 30, 2019, that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2019, do not consider potential future performance obligations for which the renewal has not been exercised. The table below also does not include contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service.

Notes (Continued)

(Millions)
2019 (remainder)	$1,465
2020	2,911
2021	2,772
2022	2,537
2023	2,190
Thereafter	19,274
Total	$31,149

Accounts Receivable
The following is a summary of our Trade accounts and other receivables:

	June 30, 2019	December 31, 2018
	(Millions)
Accounts receivable related to revenues from contracts with customers	$817	$858
Other accounts receivable	62	134
Total reflected in Trade accounts and other receivables	$879	$992

Note 4 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2019, we consolidate the following variable interest entities (VIEs):
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
Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as operator of Constitution, are responsible for constructing the proposed pipeline, which will extend from Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems in New York. While we previously estimated the total remaining cost of the project to be approximately $740 million, this amount would be subject to further review and update should the project move forward with construction as further discussed below. The project costs would be funded with capital contributions from us and the other equity partners on a proportional basis.
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

Notes (Continued)

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
Thereafter, we petitioned the D.C. Circuit for review of the FERC’s decision. In November 2018, the D.C. Circuit granted a motion filed by the FERC to hold our appeal in abeyance pending a decision by the court in the Hoopa Valley Tribe v. FERC case. In January 2019, the D.C. Circuit issued its decision in Hoopa Valley Tribe, finding that the applicant’s withdrawal and resubmission of a Clean Water Act Section 401 water quality certification request did not trigger new statutory periods of review for the state agencies, which resulted in the state agencies waiving their Section 401 authority regarding the hydropower project in question. The court also recognized that Section 401 does not preclude a finding of waiver prior to the passage of a full year. As in Hoopa Valley Tribe, Constitution withdrew and resubmitted the same Section 401 application, which appears to be the arrangement the D.C. Circuit finds violates Section 401. As a result of the Hoopa Valley Tribe decision, the FERC filed a motion for voluntary remand of our appeal, and in February 2019, the D.C. Circuit granted the motion, sending our waiver case back to the FERC to determine whether or not NYSDEC waived its authority under Section 401.
The project’s sponsors remain committed to the project. On April 1, 2019, we filed a supplemental pleading with the FERC explaining our belief that the Hoopa Valley Tribe decision requires the FERC to find that NYSDEC waived its authority to issue a Section 401 water quality certification for the Constitution project. An unfavorable resolution of Constitution’s claim for waiver could result in the impairment of a significant portion of the capitalized project costs, which total $376 million on a consolidated basis at June 30, 2019, and are included within Property, plant, and equipment in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is also possible that we could incur certain supplier-related costs in the event of a continued prolonged delay or termination of the project.
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
Northeast JV
As a result of the June 2019 sale of a 35 percent interest in the Northeast JV (see Note 2 – Acquisitions), we now own a 65 percent interest in the Northeast JV, a subsidiary that is a VIE due to certain of our voting rights being disproportionate to our obligation to absorb losses and substantially all of the Northeast JV’s activities being performed on our behalf. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the Northeast JV’s economic performance. The Northeast JV provides midstream services for producers in the Marcellus Shale and Utica Shale regions. Future expansion activity is expected to be funded with capital contributions from us and the other equity partner on a proportional basis.

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are for the use or obligation of our consolidated VIEs:

	June 30, 2019	December 31, 2018
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$118	$33
Trade accounts and other receivables – net	131	62
Other current assets and deferred charges	6	2
Property, plant, and equipment – net	6,186	2,363
Intangible assets – net of accumulated amortization	2,724	1,177
Regulatory assets, deferred charges, and other	10	—
Accounts payable	(67)	(15)
Accrued liabilities	(138)	(115)
Regulatory liabilities, deferred income, and other	(272)	(264)

Nonconsolidated VIEs
Jackalope
At December 31, 2018, we owned a 50 percent interest in Jackalope, which provides gathering and processing services for the Powder River basin and was a VIE due to certain risks shared with customers. In April 2019, we sold our interest in Jackalope for $485 million in cash (see Note 5 – Investing Activities).
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. At June 30, 2019, the carrying value of our equity-method investment in Brazos Permian II was $186 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 5 – Investing Activities
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Gain (loss) on deconsolidation of businesses	$—	$62	$(2)	$62
Gain on disposition of equity-method investments	122	—	122	—
Impairment of equity-method investments (Note 2)	2	—	(72)	—
Other	2	6	5	10
Other investing income (loss) – net	$126	$68	$53	$72

Jackalope Deconsolidation
During the second quarter of 2018, we deconsolidated our 50 percent interest in Jackalope. We recorded our interest in Jackalope as an equity-method investment at its estimated fair value, resulting in a deconsolidation gain of

Notes (Continued)

$62 million. We estimated the fair value of our interest to be $310 million using an income approach based on expected future cash flows and an appropriate discount rate (a Level 3 measurement within the fair value hierarchy). The determination of expected future cash flows involved significant assumptions regarding gathering and processing volumes and related capital spending. A 10.9 percent discount rate was utilized and reflected our estimate of the cost of capital as impacted by market conditions and risks associated with the underlying business. The deconsolidated carrying value of the net assets of Jackalope included $47 million of goodwill.
Sale of Jackalope
In April 2019, we sold our 50 percent equity-method interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million.
Note 6 – Other Income and Expenses
The following table presents, by segment, certain other items included in our Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Other (income) expense – net within Costs and expenses
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$8	$8	$16	$16
Accrual of regulatory liability related to overcollection of certain employee expenses	—	6	—	11
Adjustments to regulatory liabilities related to tax reform	—	(21)	—	(10)
Reversal of expenditures previously capitalized	10	—	10	—

West
Adjustments to regulatory liabilities related to tax reform	—	—	—	(7)
Regulatory charge per approved rates related to tax reform	6	6	12	12

Other
Change in regulatory asset associated with Transco’s estimated deferred state income tax rate	—	—	12	—

Other income (expense) – net below Operating income (loss)
Atlantic-Gulf
Allowance for equity funds used during construction	5	26	12	46

Other
Net loss associated with early retirement of debt	—	—	—	(7)

In anticipation of a pending organizational realignment and considering recent asset sales, we are evaluating our cost structure and have announced a voluntary separation program (VSP) for certain eligible employees. The second quarter of 2019 reflects charges of $23 million within Operating and maintenance expenses and $20 million within Selling, general, and administrative expenses for estimated severance and related costs, primarily associated with the VSP. The severance and related costs by segment for the three and six months ended June 30, 2019 are as follows:

Notes (Continued)

(Millions)
Northeast G&P	$10
Atlantic-Gulf	19
West	14
Total	$43

Note 7 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Current:
Federal	$(9)	$(17)	$(15)	$(36)
State	—	—	—	1
	(9)	(17)	(15)	(35)
Deferred:
Federal	91	60	152	124
State	16	9	30	18
	107	69	182	142
Provision (benefit) for income taxes	$98	$52	$167	$107

The effective income tax rates for the total provision for the three and six months ended June 30, 2019, are greater than the federal statutory rate, primarily due to the effect of state income taxes.

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
Note 8 – Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$310	$135	$504	$287
Basic weighted-average shares	1,212,045	827,868	1,211,769	827,689
Effect of dilutive securities:
Nonvested restricted stock units	1,792	1,819	1,818	1,956
Stock options	228	420	243	506
Diluted weighted-average shares	1,214,065	830,107	1,213,830	830,151
Earnings (loss) per common share:
Basic	$.26	$.16	$.42	$.35
Diluted	$.26	$.16	$.41	$.35

Notes (Continued)

Note 9 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$11	$11	$22	$25
Interest cost	13	12	25	23
Expected return on plan assets	(16)	(15)	(31)	(31)
Amortization of net actuarial loss	4	5	8	11
Net actuarial loss from settlements	—	1	—	1
Net periodic benefit cost (credit)	$12	$14	$24	$29

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$2	$2	$4	$4
Expected return on plan assets	(3)	(3)	(5)	(6)
Amortization of prior service credit	—	—	—	(1)
Reclassification to regulatory liability	1	—	1	1
Net periodic benefit cost (credit)	$—	$(1)	$—	$(2)

The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income.
Amortization of prior service credit included in Net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline is recorded to regulatory assets/liabilities instead of Other comprehensive income (loss). The amount of Amortization of prior service credit recognized in regulatory liabilities was $1 million for the six months ended June 30, 2018.
During the six months ended June 30, 2019, we contributed $31 million to our pension plans and $2 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $32 million to our pension plans and approximately $3 million to our other postretirement benefit plans in the remainder of 2019.
Note 10 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions. We recognize a lease liability with an offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 15 years, but a certain land lease has a term of 108 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future

Notes (Continued)

time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
We used judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.
When permitted under our lease agreements, we sublease unused office space for fixed periods that extend up to the length of the original lease agreement.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
	(Millions)
Lease Cost:
Operating lease cost	$11	$21
Short-term lease cost	—	—
Variable lease cost	8	14
Sublease income	—	(1)
Total lease cost	$19	$34
Cash paid for amounts included in the measurement of operating lease liabilities	$11	$20
		June 30, 2019
		(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet)		$221
Operating lease liabilities:
Current (included in Accrued liabilities in our Consolidated Balance Sheet)		$26
Noncurrent (included in Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet)		$202
Weighted-average remaining lease term – operating leases (years)		12
Weighted-average discount rate – operating leases		4.61%

Notes (Continued)

As of June 30, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2019 (remainder)	$18
2020	35
2021	35
2022	29
2023	20
Thereafter	173
Total future lease payments	310
Less amount representing interest	82
Total obligations under operating leases	$228

We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 11 – Debt and Banking Arrangements
Commercial Paper Program
At June 30, 2019, no commercial paper was outstanding under our $4 billion commercial paper program.
Credit Facilities

	June 30, 2019
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		16

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 12 – Stockholders’ Equity
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2018	$(2)	$(1)	$(267)	$(270)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	5	5
Balance at June 30, 2019	$(2)	$(1)	$(262)	$(265)

Notes (Continued)

Reclassifications out of AOCI are presented in the following table by component for the six months ended June 30, 2019:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss included in net periodic benefit cost (credit)	$8	Note 9 – Employee Benefit Plans
Income tax benefit	(3)	Provision (benefit) for income taxes
Reclassifications during the period	$5

Note 13 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, margin deposits, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2019:
Measured on a recurring basis:
ARO Trust investments	$183	$183	$183	$—	$—
Energy derivatives assets not designated as hedging instruments	18	18	18	—	—
Energy derivatives liabilities not designated as hedging instruments	(18)	(18)	(15)	—	(3)
Additional disclosures:
Long-term debt, including current portion	(22,274)	(25,118)	—	(25,118)	—
Guarantees	(42)	(29)	—	(13)	(16)

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$150	$150	$150	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	3	—	—
Energy derivatives liabilities not designated as hedging instruments	(7)	(7)	(4)	—	(3)
Additional disclosures:
Long-term debt, including current portion	(22,414)	(23,330)	—	(23,330)	—
Guarantees	(43)	(30)	—	(14)	(16)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2019 or 2018.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $28 million at June 30, 2019. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

Notes (Continued)

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

					Impairments
					Six Months Ended June 30,
	Classification	Segment	Date of Measurement	Fair Value	2019	2018
				(Millions)
Certain gathering operations (1)	Property, plant, and equipment – net	West	June 30, 2019	$40	$59
Certain idle gathering assets (2)	Property, plant, and equipment – net	West	March 31, 2019	—	12
Certain idle pipeline assets (3)	Property, plant, and equipment – net	Other	June 30, 2018	25		$66
Fair value measurements of certain assets					71	66
Other impairments and write-downs					5	—
Impairment of certain assets					$76	$66

Equity-method investments (4)	Investments	Northeast G&P	March 17, 2019	$1,209	$74
Other					(2)
Impairment of equity-method investments					$72
_______________

(1)
Relates to a gas gathering system in the Eagle Ford region with expected declines in asset utilization and possible idling of the gathering system. The estimated fair value was determined using a market approach which incorporated indications of interest from third parties.

(2)	Reflects impairment of assets that are no longer in use for which the fair value was determined to be lower than the carrying value.

(3)
Relates to certain idle pipelines. The estimated fair value was determined by a market approach incorporating information derived from bids received for these assets, which we marketed for sale together with certain other assets. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. We sold these assets in the fourth quarter of 2018.

(4)
Relates to Northeast G&P’s equity-method investment in UEOM. The estimated fair value was determined by a market approach based on the transaction price for the purchase of the remaining interest in UEOM as finalized just prior to the signing and closing of the acquisition in March 2019 (see Note 2 – Acquisitions). This impairment is reported in Other investing income (loss) - net in the Consolidated Statement of Income.

Note 14 – Contingent Liabilities
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
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland appealed. On March 27, 2018, the appellate court reversed the district court’s grant of summary judgment, and on April 10, 2018, the defendants filed a petition for rehearing with the appellate court, which was denied on May 9, 2018. The case was remanded to the Nevada federal district court and subsequently has been remanded to its originally filed court, the Kansas federal district court.
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
We reached an agreement to settle two of the actions, and on April 22, 2019, the Nevada federal district court preliminarily approved the settlements, which are on behalf of Kansas and Missouri class members. The final fairness hearing on the settlement is set for August 5, 2019.
Two putative class actions remain unresolved, and they have been remanded to their originally filed court, the Wisconsin federal district court.
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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1,

Notes (Continued)

2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery previously scheduled trial for May 20 through May 24, 2019; the court struck the trial setting and indicated that it will be re-scheduled for a later date.
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
Other
On August 31, 2018, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2019, subject to refund and the outcome of a hearing. As of June 30, 2019, we have provided an $86 million reserve for rate refunds which we believe is adequate for any refunds that may be required.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2019, we have accrued liabilities totaling $34 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2019, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund

Notes (Continued)

waste sites. At June 30, 2019, we have accrued liabilities of $5 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2019, we have accrued liabilities totaling $7 million for these costs.
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
At June 30, 2019, we have accrued environmental liabilities of $22 million related to these matters.
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
At June 30, 2019, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 15 – Segment Disclosures
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

	Northeast G&P	Atlantic-Gulf	West	Other (1)	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2019
Segment revenues:
Service revenues
External	$319	$687	$478	$5	$—	$1,489
Internal	11	11	—	3	(25)	—
Total service revenues	330	698	478	8	(25)	1,489
Total service revenues – commodity consideration	3	13	40	—	—	56
Product sales
External	29	51	416	—	—	496
Internal	8	17	18	—	(43)	—
Total product sales	37	68	434	—	(43)	496
Total revenues	$370	$779	$952	$8	$(68)	$2,041

Three Months Ended June 30, 2018
Segment revenues:
Service revenues
External	$222	$578	$535	$5	$—	$1,340
Internal	10	12	—	3	(25)	—
Total service revenues	232	590	535	8	(25)	1,340
Total service revenues – commodity consideration	4	12	78	—	—	94
Product sales
External	66	50	541	—	—	657
Internal	9	55	19	—	(83)	—
Total product sales	75	105	560	—	(83)	657
Total revenues	$311	$707	$1,173	$8	$(108)	$2,091

Six Months Ended June 30, 2019
Segment revenues:
Service revenues
External	$585	$1,384	$951	$9	$—	$2,929
Internal	21	23	—	6	(50)	—
Total service revenues	606	1,407	951	15	(50)	2,929
Total service revenues – commodity consideration	8	26	86	—	—	120
Product sales
External	65	103	878	—	—	1,046
Internal	19	47	35	—	(101)	—
Total product sales	84	150	913	—	(101)	1,046
Total revenues	$698	$1,583	$1,950	$15	$(151)	$4,095

Notes (Continued)

	Northeast G&P	Atlantic-Gulf	West	Other (1)	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2018
Segment revenues:
Service revenues
External	$441	$1,174	$1,066	$10	$—	$2,691
Internal	19	25	—	6	(50)	—
Total service revenues	460	1,199	1,066	16	(50)	2,691
Total service revenues – commodity consideration	8	27	160	—	—	195
Product sales
External	155	85	1,053	—	—	1,293
Internal	18	113	37	—	(168)	—
Total product sales	173	198	1,090	—	(168)	1,293
Total revenues	$641	$1,424	$2,316	$16	$(218)	$4,179

June 30, 2019
Total assets	$15,500	$16,516	$13,473	$1,401	$(381)	$46,509
December 31, 2018
Total assets	$14,526	$16,346	$13,948	$849	$(367)	$45,302

___________
(1) Increase in Other Total assets due primarily to increased cash balance.
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Modified EBITDA by segment:
Northeast G&P	$303	$255	$602	$505
Atlantic-Gulf	524	475	1,084	926
West	278	389	610	802
Other	7	(61)	3	(55)
	1,112	1,058	2,299	2,178
Accretion expense associated with asset retirement obligations for nonregulated operations	(8)	(10)	(17)	(18)
Depreciation and amortization expenses	(424)	(434)	(840)	(865)
Equity earnings (losses)	87	92	167	174
Other investing income (loss) – net	126	68	53	72
Proportional Modified EBITDA of equity-method investments	(175)	(178)	(365)	(347)
Interest expense	(296)	(275)	(592)	(548)
(Provision) benefit for income taxes	(98)	(52)	(167)	(107)
Net income (loss)	$324	$269	$538	$539

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
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing, treating, and compression, NGL fractionation and transportation, crude oil production handling and transportation, marketing services for NGL, crude oil, and natural gas, as well as storage facilities.
Following the WPZ Merger in August 2018, our operations are presented within the following reportable segments: Northeast G&P, Atlantic-Gulf, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. Prior period segment disclosures have been recast for the new segment presentation. All remaining business activities as well as corporate activities are included in Other. Our reportable segments are comprised of the following businesses:

•
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, including a 66 percent interest in Cardinal (a consolidated entity), as well as a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments). Northeast G&P includes a 65 percent interest in the Northeast JV (a consolidated entity), which includes our existing Ohio Valley assets and UEOM (see Note 2 – Acquisitions of Notes to Consolidated Financial Statements).

•
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transco, and significant natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated entity), which is a proprietary floating production system, as well as a 50 percent equity-method investment in Gulfstream, a 60 percent equity-method investment in Discovery, and a 41 percent interest in Constitution (a consolidated entity), which is developing a pipeline project (see Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements).

•
West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gathering, processing, and treating operations in Colorado, Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Permian Shale region of west Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Arkoma basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent equity-method investment in Brazos Permian II. West also included our former natural gas gathering and processing assets in the Four Corners area of New Mexico

Management’s Discussion and Analysis (Continued)

and Colorado, which were sold during the fourth quarter of 2018 and our former 50 percent interest in Jackalope (an equity-method investment following deconsolidation as of June 30, 2018), which was sold in April 2019.
Dividends
In June 2019, we paid a regular quarterly dividend of $0.38 per share.
Overview of Six Months Ended June 30, 2019
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2019, increased $218 million compared to the six months ended June 30, 2018, reflecting $238 million of increased service revenues primarily associated with expansion projects, a $219 million decrease to Net income (loss) attributable to noncontrolling interests primarily due to the WPZ Merger, and a $122 million gain on the second-quarter 2019 sale of our 50 percent interest in Jackalope. These increases are partially offset by a $74 million first-quarter 2019 impairment of an equity-method investment, the absence of a prior year $62 million gain on deconsolidation of Jackalope, lower commodity margins, current year severance charges, higher interest expense, the absence of the Four Corners area business which was sold in October 2018, and an increased provision for income taxes. Asset impairments in the current year were substantially offset by similar levels of impairments in the prior year.
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
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion (subject to closing adjustments) for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business.
Sale of Jackalope
In April 2019, we sold our interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million.
Expansion Project Update
Norphlet Project
In March 2016, we announced that we reached an agreement to provide deepwater gas gathering services to the Appomattox development in the Gulf of Mexico. We completed modifications to install an alternate delivery route to our Main Pass 261 Platform, as well as modifications to our onshore Mobile Bay processing facility. The project went in service early in July 2019, at which time we also purchased a 54-mile-long, 16-inch-diameter pipeline (the Norphlet Pipeline) for $200 million. This pipeline transports gas from the Appomattox development to our Main Pass 261 Platform.

Management’s Discussion and Analysis (Continued)

Filing of Rate Case
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and will not be subject to refund. In March 2019, the FERC accepted our motion to place the rates that were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. We have provided a reserve of $86 million for rate refunds which we believe is adequate for any refunds that may be required.
Commodity Prices
NGL per-unit margins were approximately 51 percent lower in the first six months of 2019 compared to the same period of 2018 primarily due to a 26 percent decrease in per-unit non-ethane prices and an approximate 13 percent increase in per-unit natural gas feedstock prices.
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
Our business plan for 2019 includes a continued focus on growing our fee-based businesses, executing growth projects, including through joint ventures, and accomplishing cost discipline initiatives to ensure operations support our strategy. We anticipate operating results will increase through organic business growth driven by Transco expansion projects and continued expansion in the Northeast region.
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
As a result of our significant continued capital and investment expenditures on Transco expansion projects and fee-based gathering and processing projects, fee-based businesses are a significant component of our portfolio and serve to reduce the influence of commodity price fluctuations on our operating results and cash flows. We expect to benefit as continued growth in demand for low-cost natural gas is driven by increases in LNG exports, industrial demand, and power generation. For 2019, current forward market prices indicate crude oil, natural gas, and NGL prices are expected to be lower compared to 2018. We continue to address certain pricing risks through the utilization of commodity hedging strategies.

Management’s Discussion and Analysis (Continued)

In 2019, our operating results are expected to include increases from our regulated Transco fee-based business, primarily related to projects placed in-service beginning early 2018. For our non-regulated businesses, we anticipate increases in fee-based revenue in the Northeast G&P segment driven by expansion projects, partially offset with a decrease in the West segment primarily due to lower commodity margins, asset divestitures in 2018, and the impact of the contractual expiration of an MVC. We expect overall gathering and processing volumes to grow in 2019 for our continuing businesses. Additionally, we believe our expenses will be impacted by the changes in our asset portfolio, including the UEOM acquisition and asset divestitures, as well as severance charges and other costs associated with our anticipated organizational realignment.
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
Expansion Projects
Our ongoing major expansion projects include the following:
Northeast G&P
Ohio River Supply Hub Expansion
We agreed to expand our services for certain customers to provide additional rich gas processing capacity in the Marcellus and Upper Devonian Shale in West Virginia and Pennsylvania. Associated with these agreements, we have expanded our processing capacity at our Oak Grove facility and are finalizing construction of a new NGL pipeline from Moundsville to the Harrison Hub fractionation facility to provide a new outlet for NGLs. These expansions are supported by long-term, fee-based agreements and volumetric commitments.
Susquehanna Supply Hub Expansion
We continue to expand the gathering systems in the Susquehanna Supply Hub that are needed to meet our customers’ production plans by 2020. This next expansion of the gathering infrastructure includes an additional 40,000 horsepower of new compression and gathering pipelines to bring the capacity to approximately 4.5 Bcf/d.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf
Constitution Pipeline
We currently own 41 percent of Constitution with three other parties holding 25 percent, 24 percent, and 10 percent, respectively. We are the operator of Constitution. The 126-mile Constitution pipeline is proposed to connect our gathering system in Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and Tennessee Gas Pipeline systems in New York, as well as to a local distribution company serving New York and Pennsylvania. For further discussion on the status of this project, see Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements.
Gateway
In December 2018, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company’s proposed interconnection with Transco’s mainline south of Station 205 in New Jersey to other existing Transco meter stations within New Jersey. We plan to place the project into service in the first half of 2020, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 65 Mdth/d.
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
Northeast Supply Enhancement
In March 2017, we filed an application with the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In May 2019, we received approval from the FERC for the project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection remain pending, with each such agency having denied, without prejudice, Transco’s applications for such approvals. We have refiled our applications for those approvals and are addressing certain technical issues identified by the agencies. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of these remaining approvals. The project is expected to increase capacity by 400 Mdth/d.
Rivervale South to Market
In August 2018, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on Transco’s North New Jersey Extension to other existing Transco locations within New Jersey. The project was placed into partial service on July 1, 2019. We plan to place the remaining portion of the project into service by the fourth quarter of 2019, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 190 Mdth/d.
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

Management’s Discussion and Analysis (Continued)

Leidy South
In July 2019, we filed an application with the FERC for approval of the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We plan to place the project into service in the second half of 2022, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
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
Wamsutter Expansion
We are expanding our gathering and processing infrastructure in the Wamsutter region of Wyoming in order to meet our customers’ production plans. The expansion includes the addition of approximately 60 miles of gathering pipelines and approximately 34,000 horsepower of compression, and modifications to existing treating and processing facilities. The first phase of the project was placed into service in the second quarter of 2019, with the remaining portions of the project expected to be placed in service in late 2019 and early 2020.
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
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of June 30, 2019, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $376 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. As a result of the events discussed in Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements, we have evaluated the capitalized project costs for impairment and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including scenarios assuming construction of the pipeline, as well as a scenario where the project does not proceed. These scenarios included our estimate of total construction costs. It is reasonably possible that future unfavorable developments, such as a reduced likelihood of success, increased estimates of construction costs, or further significant delays, could result in a future impairment.
Regulatory Liabilities Resulting from Tax Reform
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to customers of our regulated natural gas pipelines are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. Due to the reduced income tax rate from Tax

Management’s Discussion and Analysis (Continued)

Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that our regulated natural gas pipelines will be required to return amounts to certain customers through future rates. As a result, we established regulatory liabilities during 2017 and at June 30, 2019, these liabilities total $650 million. The timing and actual amount of such return related to Transco will be subject to the outcome of the rate case discussed in Overview while the amount of such return related to Northwest Pipeline will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change*	% Change*	2019	2018	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,489	$1,340	+149	+11%	$2,929	$2,691	+238	+9%
Service revenues – commodity consideration	56	94	-38	-40%	120	195	-75	-38%
Product sales	496	657	-161	-25%	1,046	1,293	-247	-19%
Total revenues	2,041	2,091			4,095	4,179
Costs and expenses:
Product costs	483	636	+153	+24%	1,008	1,249	+241	+19%
Processing commodity expenses	24	26	+2	+8%	64	61	-3	-5%
Operating and maintenance expenses	387	388	+1	—%	727	745	+18	+2%
Depreciation and amortization expenses	424	434	+10	+2%	840	865	+25	+3%
Selling, general, and administrative expenses	152	130	-22	-17%	280	262	-18	-7%
Impairment of certain assets	64	66	+2	+3%	76	66	-10	-15%
Other (income) expense – net	9	1	-8	NM	41	30	-11	-37%
Total costs and expenses	1,543	1,681			3,036	3,278
Operating income (loss)	498	410			1,059	901
Equity earnings (losses)	87	92	-5	-5%	167	174	-7	-4%
Other investing income (loss) – net	126	68	+58	+85%	53	72	-19	-26%
Interest expense	(296)	(275)	-21	-8%	(592)	(548)	-44	-8%
Other income (expense) – net	7	26	-19	-73%	18	47	-29	-62%
Income (loss) before income taxes	422	321			705	646
Provision (benefit) for income taxes	98	52	-46	-88%	167	107	-60	-56%
Net income (loss)	324	269			538	539
Less: Net income (loss) attributable to noncontrolling interests	14	134	+120	+90%	33	252	+219	+87%
Net income (loss) attributable to The Williams Companies, Inc.	$310	$135			$505	$287

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2019 vs. three months ended June 30, 2018
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in service in 2019 and 2018, from UEOM, which is now a consolidated entity after the remaining ownership interest was purchased in March 2019, and from higher volumes at the Susquehanna Supply Hub. These increases are partially offset by the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations.
Service revenues – commodity consideration decreased due to lower NGL prices and the absence of our former Four Corners area operations. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities and lower volumes from our system management gas sales and equity NGL sales reflecting the absence of our former Four Corners area operations, partially offset by higher marketing volumes. Marketing revenues and system management gas sales are substantially offset in Product costs.
Product costs decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL production activities. This decrease also includes lower volumes acquired as commodity consideration for NGL processing services reflecting the absence of our former Four Corners area operations and lower system management gas costs, partially offset by higher volumes for marketing activities.
Operating and maintenance expenses decreased slightly primarily due to the absence of our former Four Corners area operations, substantially offset by an accrual for estimated severance and related costs primarily associated with our voluntary separation program (VSP) (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements) and by the consolidation of UEOM.
Depreciation and amortization expenses decreased primarily due to the 2018 impairment of certain assets in the Barnett Shale region, the absence of our former Four Corners area operations, and the Jackalope deconsolidation, partially offset by new assets placed in service and by the consolidation of UEOM.
Selling, general, and administrative expenses increased primarily due to an accrual for estimated severance and related costs primarily associated with our VSP.
The favorable change in Impairment of certain assets includes the absence of a 2018 impairment of certain idle pipelines, substantially offset by a 2019 impairment of certain Eagle Ford Shale gathering assets (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The unfavorable change in Other (income) expense – net within Operating income (loss) includes the absence of 2018 favorable adjustments associated with certain regulatory liabilities resulting from Tax Reform, partially offset by favorable changes in other charges and credits related to regulatory assets and liabilities related to certain employee benefits.
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service and higher gathering volumes in the Northeast region, partially offset by the accrual for estimated severance costs and unfavorable NGL commodity margins reflecting lower NGL sales prices and lower volumes.
The favorable change in Other investing income (loss) – net includes a 2019 gain on sale of our equity-method investment in Jackalope, partially offset by the absence of a 2018 gain on deconsolidation of our former Jackalope operations (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
Interest expense increased primarily due to an increase in financing obligations associated with Transco’s Atlantic Sunrise project.

Management’s Discussion and Analysis (Continued)

The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a decrease in the allowance for equity funds used during construction (AFUDC).
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income and the absence of the allocation of income to nontaxable noncontrolling interests from WPZ. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to our third- quarter 2018 acquisition of the publicly held interests in WPZ associated with the WPZ Merger.
Six Months Ended June 30, 2019 vs. six months ended June 30, 2018
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in service in 2019 and 2018, as well as higher volumes at the Susquehanna Supply Hub, the consolidation of UEOM, and higher rates and volumes from new wells in the Utica Shale region. These increases are partially offset by the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations and Jackalope.
Service revenues – commodity consideration decreased due to lower NGL prices and lower volumes primarily due to the absence of our former Four Corners area operations. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities and lower volumes from our system management gas sales and equity NGL sales reflecting the absence of our former Four Corners area operations, partially offset by higher marketing volumes. Marketing revenues and system management gas sales are substantially offset in Product costs.
Product costs decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL production activities. This decrease also includes lower volumes acquired as commodity consideration for NGL processing services reflecting the absence of our former Four Corners area operations and lower system management gas costs, partially offset by higher volumes for marketing activities.
Operating and maintenance expenses decreased primarily due to the absence of our former Four Corners area operations, partially offset by an accrual for estimated severance and related costs primarily associated with our VSP and by the consolidation of UEOM.
Depreciation and amortization expenses decreased primarily due to the 2018 impairment of certain assets in the Barnett Shale region and the absence of our former Four Corners area operations, partially offset by new assets placed in service and by the consolidation of UEOM.
Selling, general, and administrative expenses increased primarily due to an accrual for estimated severance and related costs primarily associated with our VSP.
The unfavorable change in Impairment of certain assets includes a second-quarter 2019 impairment of certain Eagle Ford Shale gathering assets and a first-quarter 2019 impairment of certain idle gathering assets, partially offset by the absence of a 2018 impairment of certain idle pipelines.
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service, higher gathering volumes in the Northeast region, and the consolidation of UEOM, partially offset by lower volumes due to the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations, and by unfavorable NGL margins reflecting lower NGL sales prices and lower volumes.

Management’s Discussion and Analysis (Continued)

The unfavorable change in Other investing income (loss) – net reflects a noncash impairment of our interest in UEOM (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements) and the absence of a 2018 gain on deconsolidation of our former Jackalope operations, partially offset by a 2019 gain on sale of our equity-method interest in Jackalope.
Interest expense increased primarily due to an increase in financing obligations associated with Transco’s Atlantic Sunrise project.
The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a decrease in equity AFUDC.
Provision (benefit) for income taxes changed unfavorably primarily due to the absence of the allocation of income to nontaxable noncontrolling interests from WPZ and higher pre-tax income. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to our third- quarter 2018 acquisition of the publicly held interests in WPZ associated with the WPZ Merger.
Period-Over-Period Operating Results - Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 15 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Service revenues	$330	$232	$606	$460
Service revenues – commodity consideration	3	4	8	8
Product sales	37	75	84	173
Segment revenues	370	311	698	641

Product costs	(38)	(77)	(85)	(176)
Processing commodity expenses	(2)	(2)	(5)	(4)
Other segment costs and expenses	(130)	(92)	(231)	(179)
Proportional Modified EBITDA of equity-method investments	103	115	225	223
Northeast G&P Modified EBITDA	$303	$255	$602	$505

Commodity margins	$—	$—	$2	$1
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher segment costs and expenses.
Service revenues increased primarily due to:

Management’s Discussion and Analysis (Continued)

•	A $42 million increase associated with the consolidation of UEOM, as previously discussed.

•	A $32 million increase associated with higher gathering revenues at Susquehanna Supply Hub reflecting 23 percent higher gathering volumes due to increased production from customers and higher rates.

•	A $14 million increase in gathering revenues in the Utica Shale region due to higher rates and volumes from new wells.
Product sales decreased primarily due to lower non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased primarily due to expenses associated with the acquisition and consolidation of UEOM, fees associated with the subsequent sale of a partial interest of the newly formed Northeast JV, and a $10 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased primarily due to the consolidation of UEOM.
Six months ended June 30, 2019 vs. six months ended June 30, 2018
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher segment costs and expenses.
Service revenues increased primarily due to:

•	A $65 million increase associated with higher gathering revenues at Susquehanna Supply Hub reflecting 24 percent higher gathering volumes due to increased production from new wells and higher rates.

•	A $48 million increase associated with the consolidation of UEOM.

•	A $19 million increase in gathering revenues in the Utica Shale region due to volumes from new wells and higher rates.
Product sales decreased primarily due to lower non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased due to multiple factors, including expenses associated with the acquisition and consolidation of UEOM, fees associated with the subsequent sale of a partial interest of the newly formed Northeast JV, and a $10 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP, and higher costs related to various maintenance and repairs.
Proportional Modified EBITDA of equity-method investments increased slightly primarily due to a $17 million increase at Appalachia Midstream Investments, reflecting higher volumes. This increase was partially offset by a $16 million decrease as a result of the consolidation of UEOM.

Management’s Discussion and Analysis (Continued)

Atlantic-Gulf

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Service revenues	$698	$590	$1,407	$1,199
Service revenues – commodity consideration	13	12	26	27
Product sales	68	105	150	198
Segment revenues	779	707	1,583	1,424

Product costs	(69)	(106)	(151)	(198)
Processing commodity expenses	(5)	(2)	(10)	(7)
Other segment costs and expenses	(225)	(168)	(424)	(380)
Proportional Modified EBITDA of equity-method investments	44	44	86	87
Atlantic-Gulf Modified EBITDA	$524	$475	$1,084	$926

Commodity margins	$7	$9	$15	$20
Three months ended June 30, 2019 vs. three months ended June 30, 2018
Atlantic-Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher segment costs and expenses.
Service revenues increased primarily due to a $110 million increase in Transco’s natural gas transportation revenues driven by expansion projects placed in service in 2018 and 2019.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $2 million driven by unfavorable NGL prices, partially offset by higher volumes. Additionally, the decrease in Product sales includes a $25 million decrease in commodity marketing sales and a $14 million decrease in system management gas sales. Marketing sales and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due a $21 million unfavorable change in equity AFUDC due to lower construction activity, the absence of a 2018 $21 million favorable adjustment of regulatory liabilities associated with Tax Reform, a $19 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), and $15 million of expense in 2019 related to reversal of expenditures previously capitalized. These unfavorable changes were partially offset by $12 million lower general pipeline maintenance and other testing, and $10 million favorable changes in other charges and credits related to regulatory assets and liabilities related to certain employee benefits.
Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Atlantic-Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher costs and expenses.
Service revenues increased primarily due to a $218 million increase in Transco’s natural gas transportation revenues driven by expansion projects placed in service in 2018 and 2019. This increase was partially offset by $19 million lower gathering and processing fees primarily due to maintenance downtime at Gulfstar and the sale of certain Gulf Coast pipeline assets in the fourth-quarter of 2018.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $5 million driven by unfavorable NGL prices, partially offset by higher volumes. Additionally,

Management’s Discussion and Analysis (Continued)

the decrease in Product sales includes a $30 million decrease in commodity marketing sales and an $18 million decrease in system management gas sales. Marketing sales and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due a $34 million unfavorable change in equity AFUDC due to lower construction activity, a $19 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP, $15 million of expense in 2019 related to reversal of expenditures previously capitalized, and the absence of $10 million of favorable adjustments of regulatory liabilities associated with Tax Reform in 2018. These unfavorable changes were partially offset by $18 million lower general pipeline maintenance and other testing, and $13 million favorable changes in other charges and credits related to regulatory assets and liabilities related to certain employee benefits.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Service revenues	$478	$535	$951	$1,066
Service revenues – commodity consideration	40	78	86	160
Product sales	434	560	913	1,090
Segment revenues	952	1,173	1,950	2,316

Product costs	(437)	(557)	(912)	(1,083)
Processing commodity expenses	(19)	(20)	(50)	(50)
Other segment costs and expenses	(182)	(226)	(356)	(418)
Impairment of certain assets	(64)	—	(76)	—
Proportional Modified EBITDA of equity-method investments	28	19	54	37
West Modified EBITDA	$278	$389	$610	$802

Commodity margins	$18	$61	$37	$117
Three months ended June 30, 2019 vs. three months ended June 30, 2018
West Modified EBITDA decreased primarily due to Impairment of certain assets in 2019 and lower commodity margins of which $17 million was associated with the absence of our former Four Corners area assets sold in fourth-quarter 2018.
Service revenues decreased primarily due to:

•
A $74 million decrease associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area assets, our Jackalope assets, and certain Delaware basin assets that were contributed to our Brazos Permian II equity-method investment;

•	An $8 million decrease driven by lower gathering volumes primarily in the Barnett Shale and Mid-Continent regions;

•	A $12 million increase associated with higher other fee revenue, primarily in the Conway area mainly associated with higher fractionation volumes and new contracts with higher prices;

•	An $11 million increase associated with the expected resolution of a prior period performance obligation.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $32 million primarily due to:

Management’s Discussion and Analysis (Continued)

•	A $19 million decrease primarily due to 28 percent and 50 percent lower average net realized per-unit non-ethane and ethane sales prices, respectively;

•	A $16 million decrease associated with lower volumes primarily due to the absence of our former Four Corners area assets.
Additionally, the decrease in Product sales includes a $76 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher sales volumes. The decrease is also due to a $7 million decrease in system management gas sales. Both of these decreases are partially offset in Product costs.
Other segment costs and expenses decreased primarily due a $42 million reduction associated with the absence of our former Four Corners area assets and $8 million related to favorable customer bankruptcy recoveries in 2019, partially offset by an accrual in 2019 for estimated severance and related costs of $14 million primarily associated with our VSP (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements).
Impairment of certain assets increased primarily due to the $59 million impairment of certain Eagle Ford Shale gathering assets in June 2019 (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased primarily due to the addition of the RMM equity-method investment during the third quarter of 2018.
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
West Modified EBITDA decreased primarily due to Impairment of certain assets in 2019, lower commodity margins associated with our equity NGLs, $43 million associated with the absence of our former Four Corners area assets sold in fourth-quarter 2018, and $14 million associated with the deconsolidation of Jackalope in the second quarter of 2018.
Service revenues decreased primarily due to:

•
A $138 million decrease associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area assets, our Jackalope assets, and certain Delaware basin assets that were contributed to our Brazos Permian II equity-method investment;

•	A $23 million decrease driven by lower gathering volumes primarily in the Barnett Shale, Mid-Continent, and Wamsutter regions;

•	A $22 million increase associated with higher other fee revenue, primarily in the Conway area mainly associated with higher fractionation volumes and new contracts with higher prices;

•	An $11 million increase associated with the expected resolution of a prior period performance obligation.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $70 million primarily due to:

•
A $40 million decrease associated with lower volumes, consisting of $28 million related to the absence of our former Four Corners area assets and $15 million decrease associated primarily with lower non-ethane sales volumes due to well freeze-offs and temporary shut-ins related to more severe weather conditions in first-quarter 2019 and natural decline, partially offset by a $3 million decrease in natural gas purchases associated with the production of equity NGLs;

•
A $32 million decrease due to unfavorable commodity prices. Sales revenues decreased $25 million primarily due to 26 percent and 19 percent lower average net realized per-unit non-ethane and ethane sales prices, respectively.

Management’s Discussion and Analysis (Continued)

Additionally, the decrease in Product sales includes a $69 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher sales volumes. The decrease is also due to $19 million and $17 million reductions in system management gas sales and other product sales, respectively. These decreases are partially offset in Product costs.
Other segment costs and expenses decreased primarily due to a $74 million reduction associated with the absence of our former Four Corners area assets, a $10 million decrease from the Jackalope deconsolidation in second-quarter 2018, and $8 million related to favorable customer bankruptcy recoveries in 2019, partially offset by an accrual in 2019 for estimated severance and related costs of $14 million primarily associated with our VSP and the absence of a $7 million favorable adjustment to the regulatory liability associated with Tax Reform at Northwest Pipeline in first-quarter 2018.
Impairment of certain assets increased primarily due to the $59 million impairment of certain Eagle Ford Shale gathering assets and a $12 million impairment of certain idle gathering assets in 2019.
Proportional Modified EBITDA of equity-method investments increased primarily due to the additions of the Brazos Permian II and RMM equity-method investments in the second half of 2018, as well as the Jackalope deconsolidation in the second quarter of 2018.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Millions)
Other Modified EBITDA	$7	$(61)	$3	$(55)
Other Modified EBITDA for the three and six months ended June 30, 2019, increased primarily due to the absence of the $66 million impairment of certain idle pipelines in the second quarter of 2018 (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements). For the six months ended June 30, 2019, the favorable change also related to the absence of a 2018 loss on early retirement of debt of $7 million, partially offset by a $12 million unfavorable change to a regulatory asset associated with an estimated deferred state income tax rate in the first quarter of 2019.

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
In March 2019, we funded our $740 million acquisition of the remaining interest in UEOM with credit facility borrowings and cash on hand. In June 2019, we received approximately $1.33 billion from our partner upon closing the sale of a 35 percent interest in the Northeast JV. Also in April 2019, we received $485 million from the sale of our 50 percent interest in Jackalope. These proceeds are being used to reduce debt and fund capital growth.
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
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)

As of June 30, 2019, we had a working capital deficit of $1.361 billion, including cash and cash equivalents. Our available liquidity is as follows:

Available Liquidity	June 30, 2019
(Millions)
Cash and cash equivalents	$806
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$5,306

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of June 30, 2019. Through June 30, 2019, the highest amount outstanding under our commercial paper program and credit facility during 2019 was $1.226 billion. At June 30, 2019, we were in compliance with the financial covenants associated with our credit facility.

Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 12 percent from the previous quarterly cash dividends of $0.34 per share paid in each quarter of 2018, to $0.38 per share for the quarterly cash dividends paid in March and June 2019.
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
In June 2019, Fitch Ratings changed its Outlook from Positive to Rating Watch Positive, and in July 2019, S&P Global Ratings changed its Outlook from Negative to Stable.
These credit ratings are included for informational purposes and are not recommendations to buy, sell, or hold our securities, and each rating should be evaluated independently of any other rating. No assurance can be given that the credit rating agencies will continue to assign us investment-grade ratings even if we meet or exceed their current criteria

Management’s Discussion and Analysis (Continued)

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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2019	2018
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,844	$1,585
Proceeds from sale of partial interest in consolidated subsidiary (see Note 2)	Financing	1,330	—
Proceeds from credit-facility borrowings	Financing	700	365
Proceeds from dispositions of equity-method investments (see Note 5)	Investing	485	—
Proceeds from long-term debt	Financing	20	1,814
Contributions in aid of construction	Investing	18	339

Uses of cash and cash equivalents:
Common dividends paid	Financing	(921)	(563)
Capital expenditures	Investing	(919)	(1,890)
Payments on credit-facility borrowings	Financing	(860)	(510)
Purchases of businesses, net of cash acquired (see Note 2)	Investing	(727)	—
Purchases of and contributions to equity-method investments	Investing	(242)	(91)
Dividends and distributions paid to noncontrolling interests	Financing	(68)	(356)
Payments of long-term debt	Financing	(8)	(1,251)

Other sources / (uses) – net	Financing and Investing	(14)	(66)
Increase (decrease) in cash and cash equivalents		$638	$(624)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net (gain) loss on disposition of equity-method investments, Impairment of equity-method investments, (Gain) loss on deconsolidation of businesses, and Impairment of certain assets. Our Net cash provided (used) by operating activities for the six months ended June 30, 2019, increased from the same period in 2018 primarily due to the net favorable changes in net operating working capital in 2019, including the collection of Transco’s filed rates subject to refund and the receipt of an income tax refund, as well as higher operating income (excluding noncash items as previously discussed) in 2019.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 4 – Variable Interest Entities, Note 11 – Debt and Banking Arrangements, Note 13 – Fair Value Measurements and Guarantees, and Note 14 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2019.

Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On June 13, 2013, an explosion and fire occurred at our formerly owned Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). On October 21, 2013, the EPA, Region 6, issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. We have worked with the agency to resolve these matters and recently entered into a Stipulation of Settlement, which includes a penalty of $750,000 that will be due within thirty days of the Court’s entry of the settlement.
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
On March 19, 2018, we received a Notice of Violation from the EPA, Region 8, regarding certain alleged violations of the Clean Air Act at our former Ignacio Gas Plant in Durango, Colorado, following a previous on-site inspection of the facility. We were subsequently informed that this matter has been referred to the DOJ for handling. The Notice of Violation does not contain an initial penalty assessment. We have responded to the alleged violations and continue to work with the agencies to resolve this matter.
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 14 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other Litigation
The additional information called for by this Item is provided in Note 14 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
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

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

*    Filed herewith.
**    Furnished herewith.
§ Management contract or compensatory plan or arrangement.

+	Pursuant to item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 1, 2019