Form 10-Q
period 2019-09-30
WILLIAMS COMPANIES, INC.
filed 2019-10-31
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 28, 2019
Common Stock, $1.00 par value	1,212,048,836

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
Constitution: Constitution Pipeline Company, LLC
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
UEOM: Utica East Ohio Midstream LLC, previously a Partially Owned Entity until acquiring remaining interest in March 2019
Northeast JV: Ohio Valley Midstream LLC, a partially owned venture that includes our Ohio Valley assets and UEOM
WPZ: Williams Partners L.P. Effective August 10, 2018, we completed our merger with WPZ, pursuant to which we acquired all outstanding common units of WPZ held by others and Williams continued as the surviving entity.
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2019, we account for as an equity-method investment, including principally the following:
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

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,495	$1,371	$4,424	$4,062
Service revenues – commodity consideration	38	121	158	316
Product sales	466	811	1,512	2,104
Total revenues	1,999	2,303	6,094	6,482
Costs and expenses:
Product costs	434	790	1,442	2,039
Processing commodity expenses	19	30	83	91
Operating and maintenance expenses	364	389	1,091	1,134
Depreciation and amortization expenses	435	425	1,275	1,290
Selling, general, and administrative expenses	130	174	410	436
Impairment of certain assets (Note 13)	—	—	76	66
Other (income) expense – net	(11)	(6)	30	24
Total costs and expenses	1,371	1,802	4,407	5,080
Operating income (loss)	628	501	1,687	1,402
Equity earnings (losses)	93	105	260	279
Other investing income (loss) – net (Note 5)	(107)	2	(54)	74
Interest incurred	(303)	(286)	(915)	(856)
Interest capitalized	7	16	27	38
Other income (expense) – net	1	52	19	99
Income (loss) before income taxes	319	390	1,024	1,036
Provision (benefit) for income taxes	77	190	244	297
Net income (loss)	242	200	780	739
Less: Net income (loss) attributable to noncontrolling interests	21	71	54	323
Net income (loss) attributable to The Williams Companies, Inc.	221	129	726	416
Preferred stock dividends	1	—	2	—
Net income (loss) available to common stockholders	$220	$129	$724	$416
Basic earnings (loss) per common share:
Net income (loss)	$.18	$.13	$.60	$.47
Weighted-average shares (thousands)	1,212,270	1,023,587	1,211,938	893,706
Diluted earnings (loss) per common share:
Net income (loss)	$.18	$.13	$.60	$.46
Weighted-average shares (thousands)	1,214,165	1,026,504	1,213,943	896,322

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Net income (loss)	$242	$200	$780	$739
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $3 and $6 in 2018	—	(5)	—	(19)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($2) and ($3) in 2018	—	7	—	10
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $1 and $1 in 2019, and ($0) and ($1) in 2018	(5)	—	(5)	4
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($0) and ($3) in 2019, and ($3) and ($5) in 2018	4	4	9	14
Other comprehensive income (loss)	(1)	6	4	9
Comprehensive income (loss)	241	206	784	748
Less: Comprehensive income (loss) attributable to noncontrolling interests	21	72	54	321
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$220	$134	$730	$427
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2019	December 31, 2018
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$247	$168
Trade accounts and other receivables (net of allowance of $6 at September 30, 2019 and $9 at December 31, 2018)	875	992
Inventories	129	130
Other current assets and deferred charges	183	174
Total current assets	1,434	1,464
Investments	6,228	7,821
Property, plant, and equipment	41,647	38,661
Accumulated depreciation and amortization	(12,034)	(11,157)
Property, plant, and equipment – net	29,613	27,504
Intangible assets – net of accumulated amortization	8,041	7,767
Regulatory assets, deferred charges, and other	965	746
Total assets	$46,281	$45,302
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$602	$662
Accrued liabilities	1,184	1,102
Long-term debt due within one year	1,538	47
Total current liabilities	3,324	1,811
Long-term debt	20,719	22,367
Deferred income tax liabilities	1,651	1,524
Regulatory liabilities, deferred income, and other	3,728	3,603
Contingent liabilities (Note 14)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2019 and December 31, 2018; 1,247 million shares issued at September 30, 2019 and 1,245 million shares issued at December 31, 2018)	1,247	1,245
Capital in excess of par value	24,310	24,693
Retained deficit	(10,664)	(10,002)
Accumulated other comprehensive income (loss)	(266)	(270)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	13,621	14,660
Noncontrolling interests in consolidated subsidiaries	3,238	1,337
Total equity	16,859	15,997
Total liabilities and equity	$46,281	$45,302

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – June 30, 2019	$35	$1,246	$24,296	$(10,423)	$(265)	$(1,041)	$13,848	$3,233	$17,081
Net income (loss)	—	—	—	221	—	—	221	21	242
Other comprehensive income (loss)	—	—	—	—	(1)	—	(1)	—	(1)
Cash dividends – common stock ($0.38 per share)	—	—	—	(461)	—	—	(461)	—	(461)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Stock-based compensation and related common stock issuances, net of tax	—	1	16	—	—	—	17	—	17
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(1)	—	—	—	(1)	2	1
Other	—	—	(1)	(1)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	1	14	(241)	(1)	—	(227)	5	(222)
Balance – September 30, 2019	$35	$1,247	$24,310	$(10,664)	$(266)	$(1,041)	$13,621	$3,238	$16,859

Balance – June 30, 2018	$—	$862	$18,552	$(8,735)	$(293)	$(1,041)	$9,345	$6,102	$15,447
Net income (loss)	—	—	—	129	—	—	129	71	200
Other comprehensive income (loss)	—	—	—	—	5	—	5	1	6
WPZ Merger (Note 1)	—	382	6,112	—	(3)	—	6,491	(4,629)	1,862
Issuance of preferred stock (Note 12)	35	—	—	—	—	—	35	—	35
Cash dividends – common stock ($0.34 per share)	—	—	—	(411)	—	—	(411)	—	(411)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(196)	(196)
Stock-based compensation and related common stock issuances, net of tax	—	—	16	—	—	—	16	—	16
Changes in ownership of consolidated subsidiaries, net	—	—	1	—	—	—	1	(1)	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	1	(1)	(1)	—	—	(1)	(1)	(2)
Net increase (decrease) in equity	35	383	6,128	(283)	2	—	6,265	(4,753)	1,512
Balance – September 30, 2018	$35	$1,245	$24,680	$(9,018)	$(291)	$(1,041)	$15,610	$1,349	$16,959

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2018	$35	$1,245	$24,693	$(10,002)	$(270)	$(1,041)	$14,660	$1,337	$15,997
Net income (loss)	—	—	—	726	—	—	726	54	780
Other comprehensive income (loss)	—	—	—	—	4	—	4	—	4
Cash dividends – common stock ($1.14 per share)	—	—	—	(1,382)	—	—	(1,382)	—	(1,382)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Stock-based compensation and related common stock issuances, net of tax	—	2	43	—	—	—	45	—	45
Sale of partial interest in consolidated subsidiary (Note 2)	—	—	—	—	—	—	—	1,333	1,333
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(426)	—	—	—	(426)	568	142
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32	32
Other	—	—	—	(6)	—	—	(6)	—	(6)
Net increase (decrease) in equity	—	2	(383)	(662)	4	—	(1,039)	1,901	862
Balance – September 30, 2019	$35	$1,247	$24,310	$(10,664)	$(266)	$(1,041)	$13,621	$3,238	$16,859

Balance – December 31, 2017	$—	$861	$18,508	$(8,434)	$(238)	$(1,041)	$9,656	$6,519	$16,175
Adoption of new accounting standards	—	—	—	(23)	(61)	—	(84)	(37)	(121)
Net income (loss)	—	—	—	416	—	—	416	323	739
Other comprehensive income (loss)	—	—	—	—	11	—	11	(2)	9
WPZ Merger (Note 1)	—	382	6,112	—	(3)	—	6,491	(4,629)	1,862
Issuance of preferred stock (Note 12)	35	—	—	—	—	—	35	—	35
Cash dividends – common stock ($1.02 per share)	—	—	—	(974)	—	—	(974)	—	(974)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation and related common stock issuances, net of tax	—	1	48	—	—	—	49	—	49
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	—	46	46
Changes in ownership of consolidated subsidiaries, net	—	—	14	—	—	—	14	(18)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	13	13
Deconsolidation of subsidiary (Note 5)	—	—	—	—	—	—	—	(267)	(267)
Other	—	1	(2)	(3)	—	—	(4)	(1)	(5)
Net increase (decrease) in equity	35	384	6,172	(584)	(53)	—	5,954	(5,170)	784
Balance – September 30, 2018	$35	$1,245	$24,680	$(9,018)	$(291)	$(1,041)	$15,610	$1,349	$16,959

*	Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$780	$739
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,275	1,290
Provision (benefit) for deferred income taxes	268	351
Equity (earnings) losses	(260)	(279)
Distributions from unconsolidated affiliates	458	507
Net (gain) loss on disposition of equity-method investments (Note 5)	(122)	—
Impairment of equity-method investments (Note 13)	186	—
(Gain) loss on deconsolidation of businesses (Note 5)	2	(62)
Impairment of and net (gain) loss on sale of certain assets	76	64
Amortization of stock-based awards	44	43
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	159	75
Inventories	7	(39)
Other current assets and deferred charges	(10)	(44)
Accounts payable	(76)	(76)
Accrued liabilities	76	(62)
Other, including changes in noncurrent assets and liabilities	(161)	(176)
Net cash provided (used) by operating activities	2,702	2,331
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(4)	821
Proceeds from long-term debt	736	3,745
Payments of long-term debt	(904)	(3,201)
Proceeds from issuance of common stock	10	15
Proceeds from sale of partial interest in consolidated subsidiary (Note 2)	1,330	—
Common dividends paid	(1,382)	(974)
Dividends and distributions paid to noncontrolling interests	(86)	(552)
Contributions from noncontrolling interests	32	13
Payments for debt issuance costs	—	(26)
Other – net	(11)	(46)
Net cash provided (used) by financing activities	(279)	(205)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,705)	(2,659)
Dispositions – net	(32)	(2)
Contributions in aid of construction	25	395
Purchases of businesses, net of cash acquired (Note 2)	(728)	—
Proceeds from dispositions of equity-method investments (Note 5)	485	—
Purchases of and contributions to equity-method investments	(361)	(803)
Other – net	(28)	86
Net cash provided (used) by investing activities	(2,344)	(2,983)
Increase (decrease) in cash and cash equivalents	79	(857)
Cash and cash equivalents at beginning of year	168	899
Cash and cash equivalents at end of period	$247	$42
_____________
(1) Increases to property, plant, and equipment	$(1,707)	$(2,482)
Changes in related accounts payable and accrued liabilities	2	(177)
Capital expenditures	$(1,705)	$(2,659)

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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States and are presented within the following reportable segments: Northeast G&P, Atlantic-Gulf, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities as well as corporate activities are included in Other.
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and West Virginia and the Utica Shale region of eastern Ohio, including a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated entity), as well as a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments). Northeast G&P includes a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated entity). The Northeast JV includes our Ohio Valley assets and Utica East Ohio Midstream LLC (UEOM), a former equity-method investment in which we acquired the remaining ownership interest in March 2019 (see Note 2 – Acquisitions).

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
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gathering, processing, and treating operations in Colorado, Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Permian Shale region of west Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Arkoma basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC, a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC, and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II). West also included our former natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado, which were sold during the fourth quarter of 2018, and our former 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) (an equity-method investment following deconsolidation as of June 30, 2018), which was sold in April 2019.
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
Accounting standards issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We plan to adopt as of January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience and continue to develop and implement processes, procedures, and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.
Note 2 – Acquisitions
UEOM
As of December 31, 2018, we owned a 62 percent interest in UEOM which we accounted for as an equity-method investment. On March 18, 2019, we signed and closed the acquisition of the remaining 38 percent interest in UEOM. Total consideration paid, including post-closing adjustments, was $741 million in cash funded through credit facility borrowings and cash on hand. As a result of acquiring this additional interest, we obtained control of and now consolidate UEOM.
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
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Northeast G&P segment, and liabilities assumed at March 18, 2019. The net assets

Notes (Continued)

acquired reflect the sum of the consideration transferred and the noncash elimination of the fair value of our existing equity-method investment upon our acquisition of the additional interest. The fair value of accounts receivable acquired, presented in current assets in the table, equals contractual amounts receivable. After the March 31, 2019 financial statements were issued, we received an updated valuation report from a third-party valuation firm. Significant changes from the preliminary allocation disclosed in the first quarter to the final allocation reflect an increase of $169 million in goodwill, and decreases of $106 million in property, plant, and equipment and $61 million in other intangible assets.

(Millions)
Current assets, including $13 million cash acquired	$55
Property, plant, and equipment	1,387
Other intangible assets	328
Total identifiable assets acquired	1,770

Current liabilities	7
Total liabilities assumed	7

Net identifiable assets acquired	1,763

Goodwill	188
Net assets acquired	$1,951

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
The following unaudited pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and nine months ended September 30, 2019 and 2018, are presented as if the UEOM acquisition had been completed on January 1, 2018. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the date or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Revenues	$1,999	$2,342	$6,126	$6,589

Net income (loss) attributable to The Williams Companies, Inc.	$221	$138	$804	$434
Adjustments to pro forma Net income (loss) attributable to The Williams Companies, Inc. include the removal of the previously described $74 million impairment loss recognized in March 2019 just prior to the acquisition. There are no pro forma adjustments for the three months ended September 30, 2019 as UEOM was consolidated and reflected in our results during the entire quarter.
During the period from the acquisition date of March 18, 2019 to September 30, 2019, UEOM contributed Revenues of $104 million and Net income (loss) attributable to The Williams Companies, Inc. of $25 million.
Costs related to this acquisition are $4 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion (subject to post-closing adjustments) for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $568 million, and decreased Capital in excess of par value by $426 million and Deferred income tax liabilities by $142 million in the Consolidated Balance Sheet. Costs related to this transaction are $6 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.

Notes (Continued)

Note 3 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Northeast Midstream	Atlantic- Gulf Midstream	West Midstream	Transco	Northwest Pipeline	Other	Intercompany Eliminations	Total
	(Millions)
Three Months Ended September 30, 2019
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$310	$117	$308	$—	$—	$—	$(19)	$716
Commodity consideration	1	7	30	—	—	—	—	38
Regulated interstate natural gas transportation and storage	—	—	—	601	111	—	(2)	710
Other	38	8	12	—	—	—	(5)	53
Total service revenues	349	132	350	601	111	—	(26)	1,517
Product Sales:
NGL and natural gas product sales	30	34	391	41	—	—	(28)	468
Total revenues from contracts with customers	379	166	741	642	111	—	(54)	1,985
Other revenues (1)	5	2	—	3	—	7	(3)	14
Total revenues	$384	$168	$741	$645	$111	$7	$(57)	$1,999

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
	(Millions)
Nine Months Ended September 30, 2019
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$840	$366	$1,007	$—	$—	$—	$(54)	$2,159
Commodity consideration	9	33	116	—	—	—	—	158
Regulated interstate natural gas transportation and storage	—	—	—	1,736	335	—	(4)	2,067
Other	104	21	32	1	—	—	(12)	146
Total service revenues	953	420	1,155	1,737	335	—	(70)	4,530
Product Sales:
NGL and natural gas product sales	114	140	1,300	88	—	—	(132)	1,510
Total revenues from contracts with customers	1,067	560	2,455	1,825	335	—	(202)	6,040
Other revenues (1)	15	6	12	8	—	22	(9)	54
Total revenues	$1,082	$566	$2,467	$1,833	$335	$22	$(211)	$6,094

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

______________________________

(1)
Revenues not within the scope of ASC 606, “Revenue from Contracts with Customers,” consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in our Consolidated Statement of Income, and amounts associated with our derivative contracts, which are reported in Product sales in our Consolidated Statement of Income.

Notes (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Balance at beginning of period	$17	$39	$4	$4
Revenue recognized in excess of amounts invoiced	14	17	53	53
Minimum volume commitments invoiced	—	—	(26)	(1)
Balance at end of period	$31	$56	$31	$56

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Balance at beginning of period	$1,331	$1,535	$1,397	$1,596
Payments received and deferred	12	58	138	269
Deconsolidation of Jackalope interest (Note 5)	—	—	—	(52)
Significant financing component	3	4	10	11
Recognized in revenue	(77)	(112)	(276)	(339)
Balance at end of period	$1,269	$1,485	$1,269	$1,485

Remaining Performance Obligations
Remaining performance obligations primarily include reservation charges on contracted capacity for our gas pipeline firm transportation contracts with customers, storage capacity contracts, long-term contracts containing minimum volume commitments associated with our midstream businesses, and fixed payments associated with offshore production handling. For our interstate natural gas pipeline businesses, remaining performance obligations reflect the rates for such services in our current Federal Energy Regulatory Commission (FERC) tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes are not currently known.
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2019, do not consider potential future performance obligations for which the renewal has not been exercised and excludes contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2019, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the amount of the contract liabilities balance as of September 30, 2019, expected to be recognized as revenue as performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2019.

Notes (Continued)

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2019 (remainder)	$70	$762
2020	167	3,028
2021	126	2,873
2022	112	2,705
2023	103	2,244
Thereafter	691	19,840
Total	$1,269	$31,452

Accounts Receivable
The following is a summary of our Trade accounts and other receivables:

	September 30, 2019	December 31, 2018
	(Millions)
Accounts receivable related to revenues from contracts with customers	$791	$858
Other accounts receivable	84	134
Total reflected in Trade accounts and other receivables	$875	$992

Note 4 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2019, we consolidate the following variable interest entities (VIEs):
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
Constitution
We own a 41 percent interest in Constitution, a subsidiary that, due to shipper fixed-payment commitments under its long-term firm transportation contracts, is a VIE. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Constitution’s economic performance. We, as operator of Constitution, are responsible for constructing the proposed pipeline, which will extend from Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems in New York. While we previously estimated the total remaining cost of the project to be approximately $740 million, this amount is expected to increase and the revised estimate is being developed. The project costs would be funded with capital contributions from us and the other equity partners on a proportional basis.
In December 2014, Constitution received approval from the FERC to construct and operate its proposed pipeline. However, in April 2016, the New York State Department of Environmental Conservation (NYSDEC) denied the necessary water quality certification under Section 401 of the Clean Water Act for the New York portion of the pipeline. In May 2016, Constitution appealed the NYSDEC’s denial of the Section 401 certification to the United States Court of Appeals for the Second Circuit, but in August 2017 the court issued a decision upholding NYSDEC’s denial. Constitution filed a petition for rehearing with the Second Circuit Court of Appeals, but in October 2017 the court denied our petition.

Notes (Continued)

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
On August 28, 2019, the FERC issued an order finding that NYSDEC waived its water quality certification authority under Section 401 with respect to Constitution. The FERC interpreted the Hoopa Valley Tribe decision to stand for the general principle that where an applicant withdraws and resubmits an application for water quality certification for the purpose of avoiding Section 401’s one-year time limit, and the state agency does not act within one year of the receipt of the original application, the state agency has “failed or refused to act under Section 401” and, therefore, has waived its Section 401 authority.
The equity partners are evaluating the next steps in connection with advancing the project.
At September 30, 2019, capitalized project costs total $376 million, of which we have funded our proportionate share, and are included within Property, plant, and equipment in the Consolidated Balance Sheet. Beginning in April 2016, we discontinued capitalization of development costs related to this project. It is possible that we could incur certain supplier-related costs in the event of a continued prolonged delay or termination of the project.
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

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	September 30, 2019	December 31, 2018
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$90	$33
Trade accounts and other receivables – net	152	62
Other current assets and deferred charges	5	2
Property, plant, and equipment – net	6,167	2,363
Intangible assets – net of accumulated amortization	2,697	1,177
Regulatory assets, deferred charges, and other	13	—
Accounts payable	(54)	(15)
Accrued liabilities	(100)	(115)
Regulatory liabilities, deferred income, and other	(268)	(264)

Nonconsolidated VIEs
Jackalope
At December 31, 2018, we owned a 50 percent interest in Jackalope, which provides gathering and processing services for the Powder River basin and was a VIE due to certain risks shared with customers. In April 2019, we sold our interest in Jackalope for $485 million in cash (see Note 5 – Investing Activities).
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. At September 30, 2019, the carrying value of our equity-method investment in Brazos Permian II was $197 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 5 – Investing Activities
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Impairment of equity-method investments (Note 13)	$(114)	$—	$(186)	$—
Gain (loss) on deconsolidation of businesses	—	—	(2)	62
Gain on disposition of equity-method investments	—	—	122	—
Other	7	2	12	12
Other investing income (loss) – net	$(107)	$2	$(54)	$74

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

Notes (Continued)

Note 6 – Other Income and Expenses
The following table presents, by segment, certain other items included in our Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Selling, general, and administrative expenses
Other
Charitable contribution of preferred stock to The Williams Companies Foundation, Inc. (see Note 12)	$—	$35	$—	$35
WPZ Merger costs	—	15	—	19

Other (income) expense – net within Costs and expenses
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	1	8	17	24
Net accrual (amortization) of regulatory liability related to overcollection of certain employee expenses	(9)	5	(11)	16
Adjustments to regulatory liabilities related to tax reform	—	—	—	(10)
Amortization of regulatory liability associated with tax reform	(12)	—	(19)	—
Reversal of expenditures previously capitalized	—	—	10	—
Gain on asset retirement	—	(10)	—	(10)

West
Adjustments to regulatory liabilities related to tax reform	—	—	—	(7)
Regulatory charge per approved rates related to tax reform	6	6	18	18
Charge for regulatory liability associated with the decrease in Northwest Pipeline’s estimated deferred state income tax rates following WPZ Merger	—	12	—	12

Other
Change to (benefit of) regulatory asset associated with Transco’s estimated deferred state income tax rate following WPZ Merger	—	(37)	12	(37)

Other income (expense) – net below Operating income (loss)
Atlantic-Gulf
Allowance for equity funds used during construction	9	32	21	78

Other
Income associated with a regulatory asset related to deferred taxes on equity funds used during construction	3	19	7	28
Net loss associated with early retirement of debt	—	—	—	(7)

In conjunction with a previously announced organizational realignment and considering asset sales in recent years, we are evaluating our cost structure and have implemented a voluntary separation program (VSP) for certain eligible employees. Operating and maintenance expenses for the three and nine months ended September 30, 2019, reflect charges of $7 million and $30 million, respectively, and Selling, general, and administrative expenses for the three and

Notes (Continued)

nine months ended September 30, 2019, reflect charges of $3 million and $23 million, respectively, for estimated severance and related costs, primarily associated with the VSP. The severance and related costs by segment are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(Millions)
Northeast G&P	$(3)	$7
Atlantic-Gulf	11	30
West	2	16
Total	$10	$53

Note 7 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Current:
Federal	$(10)	$(19)	$(25)	$(55)
State	—	—	—	1
Foreign	1	—	1	—
	(9)	(19)	(24)	(54)
Deferred:
Federal	73	188	225	312
State	13	21	43	39
	86	209	268	351
Provision (benefit) for income taxes	$77	$190	$244	$297

The effective income tax rates for the total provision for the three and nine months ended September 30, 2019, are greater than the federal statutory rate, primarily due to the effect of state income taxes.
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

A valuation allowance for deferred tax assets, including foreign tax credits, is recognized when it is more likely than not that some, or all, of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our sources of future taxable income, including available tax planning strategies, to determine whether a valuation allowance is required. The completion of the WPZ Merger decreased our deferred income tax liability by $1.829 billion at September 30, 2018. Increased tax depreciation from the additional tax basis will reduce taxable income in future years and may limit our ability to realize the full benefit of certain short-lived deferred tax assets.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 8 – Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$220	$129	$724	$416
Basic weighted-average shares	1,212,270	1,023,587	1,211,938	893,706
Effect of dilutive securities:
Nonvested restricted stock units	1,790	2,387	1,809	2,102
Stock options	105	530	196	514
Diluted weighted-average shares	1,214,165	1,026,504	1,213,943	896,322
Earnings (loss) per common share:
Basic	$.18	$.13	$.60	$.47
Diluted	$.18	$.13	$.60	$.46

Note 9 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$11	$12	$33	$37
Interest cost	13	12	38	35
Expected return on plan assets	(15)	(16)	(46)	(47)
Amortization of net actuarial loss	3	6	11	17
Net actuarial loss from settlements	1	1	1	2
Net periodic benefit cost (credit)	$13	$15	$37	$44

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$1	$1
Interest cost	2	1	6	5
Expected return on plan assets	(3)	(2)	(8)	(8)
Amortization of prior service credit	—	—	—	(1)
Reclassification to regulatory liability	—	—	1	1
Net periodic benefit cost (credit)	$—	$—	$—	$(2)

The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income.

Notes (Continued)

Amortization of prior service credit included in Net periodic benefit cost (credit) for our other postretirement benefit plans associated with Transco and Northwest Pipeline is recorded to regulatory assets/liabilities instead of Other comprehensive income (loss). The amount of Amortization of prior service credit recognized in regulatory liabilities was $1 million for the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, we contributed $63 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $1 million to our pension plans and approximately $1 million to our other postretirement benefit plans in the remainder of 2019.
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
When permitted under our lease agreements, we may sublease certain unused office space for fixed periods that could extend up to the length of the original lease agreement.

Notes (Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(Millions)
Lease Cost:
Operating lease cost	$10	$31
Short-term lease cost	—	—
Variable lease cost	7	21
Sublease income	—	(1)
Total lease cost	$17	$51
Cash paid for amounts included in the measurement of operating lease liabilities	$10	$30
		September 30, 2019
		(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet)		$213
Operating lease liabilities:
Current (included in Accrued liabilities in our Consolidated Balance Sheet)		$23
Noncurrent (included in Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet)		$190
Weighted-average remaining lease term – operating leases (years)		13
Weighted-average discount rate – operating leases		4.60%

As of September 30, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2019 (remainder)	$8
2020	32
2021	33
2022	27
2023	21
Thereafter	171
Total future lease payments	292
Less amount representing interest	79
Total obligations under operating leases	$213

We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 11 – Debt and Banking Arrangements
Long-Term Debt
Retirements
We retired approximately $32 million of 7.625 percent senior unsecured notes that matured on July 15, 2019.
Commercial Paper Program
At September 30, 2019, no commercial paper was outstanding under our $4 billion commercial paper program.

Notes (Continued)

Credit Facilities

	September 30, 2019
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		14

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 12 – Stockholders’ Equity
Issuance of Preferred Shares
In July 2018, through a wholly owned subsidiary, we contributed 35,000 shares of newly issued Series B Non-Voting Perpetual Preferred Stock (Preferred Stock) to The Williams Companies Foundation, Inc. (a not-for-profit corporation) for use in future charitable and nonprofit causes. The charitable contribution of Preferred Stock was recorded as an expense in the third quarter of 2018. The Preferred Stock was issued for an aggregate value of $35 million and pays non-cumulative quarterly cash dividends when, as and if declared, at a rate of 7.25 percent per year. Our certificate of incorporation authorizes 30 million shares of Preferred Stock, $1 par value per shares.
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2018	$(2)	$(1)	$(267)	$(270)
Other comprehensive income (loss) before reclassifications	—	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	9	9
Other comprehensive income (loss)	—	—	4	4
Balance at September 30, 2019	$(2)	$(1)	$(263)	$(266)

Reclassifications out of AOCI are presented in the following table by component for the nine months ended September 30, 2019:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	$12	Note 9 – Employee Benefit Plans
Income tax benefit	(3)	Provision (benefit) for income taxes
Reclassifications during the period	$9

Notes (Continued)

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2019:
Measured on a recurring basis:
ARO Trust investments	$187	$187	$187	$—	$—
Energy derivatives assets not designated as hedging instruments	4	4	4	—	—
Energy derivatives liabilities not designated as hedging instruments	(5)	(5)	(2)	—	(3)
Additional disclosures:
Long-term debt, including current portion	(22,257)	(25,234)	—	(25,234)	—
Guarantees	(42)	(29)	—	(13)	(16)

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$150	$150	$150	$—	$—
Energy derivatives assets not designated as hedging instruments	3	3	3	—	—
Energy derivatives liabilities not designated as hedging instruments	(7)	(7)	(4)	—	(3)
Additional disclosures:
Long-term debt, including current portion	(22,414)	(23,330)	—	(23,330)	—
Guarantees	(43)	(30)	—	(14)	(16)

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
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2019 or 2018.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $28 million at September 30, 2019. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

				Impairments
				Nine Months Ended September 30,
	Segment	Date of Measurement	Fair Value	2019	2018
			(Millions)
Impairment of certain assets:
Certain gathering assets (1)	West	June 30, 2019	$40	$59
Certain idle gathering assets (2)	West	March 31, 2019	—	12
Certain idle pipeline assets (3)	Other	June 30, 2018	25		$66
Other impairments and write-downs				5	—
Impairment of certain assets				$76	$66
Impairment of equity-method investments:
Laurel Mountain (4)	Northeast G&P	September 30, 2019	$242	$79
Appalachia Midstream Investments (5)	Northeast G&P	September 30, 2019	102	17
Pennant (6)	Northeast G&P	August 31, 2019	11	17
UEOM (7)	Northeast G&P	March 17, 2019	1,210	74
Other				(1)
Impairment of equity-method investments				$186
_______________

(1)
Relates to a gas gathering system in the Eagle Ford region with expected declines in asset utilization and possible idling of the gathering system. The estimated fair value of the Property, plant, and equipment – net was determined using a market approach which incorporated indications of interest from third parties.

(2)	Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value.

(3)
Relates to certain idle pipelines. The estimated fair value of the Property, plant, and equipment – net was determined by a market approach incorporating information derived from bids received for these assets, which we marketed for sale together with certain other assets. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. We sold these assets in the fourth quarter of 2018.

(4)
Relates to a gas gathering system in the Marcellus region that was adversely impacted by lower sustained forward natural gas price expectations and changes in expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 10.2 percent in our analysis. This impairment is reported in Other investing income (loss) – net in the Consolidated Statement of Income.

(5)
Relates to a certain gathering system held in Appalachia Midstream Investments that was adversely impacted by changes in the timing of expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 9.0 percent in our analysis. This impairment is reported in Other investing income (loss) – net in the Consolidated Statement of Income.

Notes (Continued)

(6)
The estimated fair value of Pennant Midstream, LLC (“Pennant”) was determined by a market approach based on recent observable third-party transactions. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. This impairment is reported in Other investing income (loss) – net in the Consolidated Statement of Income.

(7)
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
We reached an agreement to settle two of the actions, and on April 22, 2019, the Nevada federal district court preliminarily approved the settlements, which are on behalf of Kansas and Missouri class members. The final fairness hearing on the settlement occurred August 5, 2019, and a final judgment of dismissal with prejudice was entered the same day.
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

Notes (Continued)

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
The underlying factual basis and claims in the cases are similar and may duplicate exposure. As such, in February 2017, the three cases were consolidated into one action in state court containing the remaining claims from the James West case and those of the State of Alaska and North Pole. Several trial dates encompassing all three cases have been scheduled and stricken. Trial commenced in October 2019. Due to the ongoing assessment of the level and extent of sulfolane contamination, the lack of an articulated cleanup level for sulfolane, and the lack of a concrete remedial proposal and cost estimate, we are unable to estimate a range of exposure to the State of Alaska or North Pole at this time. We currently estimate that our reasonably possible loss exposure to FHRA could range from an insignificant amount up to $32 million, although uncertainties inherent in the litigation process, expert evaluations, and jury dynamics might cause our exposure to exceed that amount.
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

Notes (Continued)

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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery previously scheduled trial for May 20 through May 24, 2019; the court struck the trial setting and has re-scheduled trial for June 8 through June 11 and June 15, 2020.
Former Olefins Business
SABIC Petrochemicals, the other interest owner in our former Geismar, Louisiana, olefins facility we sold in July 2017, is seeking recovery from us for losses it allegedly suffered, including its share of personal injury settlements in which it was a co-defendant, as well as amounts related to lost income, defense costs, and property damage associated with an explosion and fire at the plant in June 2013. Due to the complexity of the various claims and available defenses, we are unable to reliably estimate any reasonably possible losses at this time. Trial began on October 14, 2019, as scheduled, but on October 21, 2019, the Court declared a mistrial due to the conduct of an officer of SABIC Petrochemicals and SABIC Petrochemicals’ expert witness. No new trial date has been set. We believe that certain losses incurred arising directly from the explosion and fire will be covered by our general liability policy and any uninsured losses are not expected to be material.
Other
On August 31, 2018, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2019, subject to refund and the outcome of a hearing. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement with, and subsequent approval by, the FERC. As of September 30, 2019, we have provided a $131 million reserve for rate refunds which we believe is adequate for any refunds that may be required.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2019, we have accrued liabilities totaling $33 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies,

Notes (Continued)

or our experience with other similar cleanup operations. At September 30, 2019, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2019, we have accrued liabilities of $5 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2019, we have accrued liabilities totaling $8 million for these costs.
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
At September 30, 2019, we have accrued environmental liabilities of $20 million related to these matters.
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

Notes (Continued)

warranties, tax, historic litigation, personal injury, property damage, environmental matters, right of way, and other representations that we have provided.
At September 30, 2019, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
	(Millions)
Three Months Ended September 30, 2019
Segment revenues:
Service revenues
External	$340	$718	$433	$4	$—	$1,495
Internal	13	13	—	3	(29)	—
Total service revenues	353	731	433	7	(29)	1,495
Total service revenues – commodity consideration	1	7	30	—	—	38
Product sales
External	22	66	378	—	—	466
Internal	8	10	11	—	(29)	—
Total product sales	30	76	389	—	(29)	466
Total revenues	$384	$814	$852	$7	$(58)	$1,999

Three Months Ended September 30, 2018
Segment revenues:
Service revenues
External	$236	$595	$533	$7	$—	$1,371
Internal	11	12	—	3	(26)	—
Total service revenues	247	607	533	10	(26)	1,371
Total service revenues – commodity consideration	6	18	97	—	—	121
Product sales
External	59	46	706	—	—	811
Internal	10	85	26	—	(121)	—
Total product sales	69	131	732	—	(121)	811
Total revenues	$322	$756	$1,362	$10	$(147)	$2,303

Nine Months Ended September 30, 2019
Segment revenues:
Service revenues
External	$925	$2,102	$1,384	$13	$—	$4,424
Internal	34	36	—	9	(79)	—
Total service revenues	959	2,138	1,384	22	(79)	4,424
Total service revenues – commodity consideration	9	33	116	—	—	158
Product sales
External	87	169	1,256	—	—	1,512
Internal	27	57	46	—	(130)	—
Total product sales	114	226	1,302	—	(130)	1,512
Total revenues	$1,082	$2,397	$2,802	$22	$(209)	$6,094

Notes (Continued)

	Northeast G&P	Atlantic-Gulf	West	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2018
Segment revenues:
Service revenues
External	$677	$1,769	$1,599	$17	$—	$4,062
Internal	30	37	—	9	(76)	—
Total service revenues	707	1,806	1,599	26	(76)	4,062
Total service revenues – commodity consideration	14	45	257	—	—	316
Product sales
External	214	131	1,759	—	—	2,104
Internal	28	198	63	—	(289)	—
Total product sales	242	329	1,822	—	(289)	2,104
Total revenues	$963	$2,180	$3,678	$26	$(365)	$6,482

September 30, 2019
Total assets	$15,445	$16,888	$13,550	$928	$(530)	$46,281
December 31, 2018
Total assets	$14,526	$16,346	$13,948	$849	$(367)	$45,302

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Modified EBITDA by segment:
Northeast G&P	$345	$281	$947	$786
Atlantic-Gulf	599	492	1,683	1,418
West	311	412	921	1,214
Other	(2)	6	1	(49)
	1,253	1,191	3,552	3,369
Accretion expense associated with asset retirement obligations for nonregulated operations	(8)	(8)	(25)	(26)
Depreciation and amortization expenses	(435)	(425)	(1,275)	(1,290)
Equity earnings (losses)	93	105	260	279
Other investing income (loss) – net	(107)	2	(54)	74
Proportional Modified EBITDA of equity-method investments	(181)	(205)	(546)	(552)
Interest expense	(296)	(270)	(888)	(818)
(Provision) benefit for income taxes	(77)	(190)	(244)	(297)
Net income (loss)	$242	$200	$780	$739

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

•
West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gathering, processing, and treating operations in Colorado, Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Permian Shale region of west Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Arkoma basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent equity-method investment in Brazos Permian II. West also included our former natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado, which were sold during the fourth quarter of 2018, and our former 50 percent interest in Jackalope (an equity-method investment following deconsolidation as of June 30, 2018), which was sold in April 2019.

Management’s Discussion and Analysis (Continued)

Dividends
In September 2019, we paid a regular quarterly dividend of $0.38 per share.
Overview of Nine Months Ended September 30, 2019
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2019, increased $310 million compared to the nine months ended September 30, 2018, reflecting $362 million of increased service revenues primarily associated with expansion projects, a $269 million decrease to Net income (loss) attributable to noncontrolling interests primarily due to the WPZ Merger, a $122 million gain on the second-quarter 2019 sale of our 50 percent interest in Jackalope, and the absence of a 2018 charge for a valuation allowance on foreign tax credits. These increases are partially offset by $186 million of impairments of equity-method investments in 2019, lower commodity margins, the absence of the Four Corners area business which was sold in October 2018, higher interest expense, the absence of a prior year $62 million gain on deconsolidation of Jackalope, lower Transco allowance for equity funds used during construction (AFUDC), and current year severance charges. Long-lived asset impairments in the current year were substantially offset by similar levels of impairments in the prior year.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 21, 2019.
Acquisition of UEOM
As of December 31, 2018, we owned a 62 percent interest in UEOM which we accounted for as an equity-method investment. On March 18, 2019, we signed and closed the acquisition of the remaining 38 percent interest in UEOM. Total consideration paid, including post-closing adjustments, was $741 million in cash funded through credit facility borrowings and cash on hand. As a result of acquiring this additional interest, we obtained control of and now consolidate UEOM. (See Note 2 – Acquisitions of Notes to Consolidated Financial Statements.)
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
Expansion Project Update
Rivervale South to Market
In August 2018, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on Transco’s North New Jersey Extension to other existing Transco locations within New Jersey. The project was placed into partial service on July 1, 2019. The remaining portion of the project was placed into service on September 1, 2019. The full project increased capacity by 190 Mdth/d.
Ohio River Supply Hub Expansion
We agreed to expand our services for certain customers to provide additional rich gas processing capacity in the Marcellus and Upper Devonian Shale in West Virginia and Pennsylvania. Associated with these agreements, we have expanded the inlet processing capacity of our Oak Grove facility to 400 MMdf/d. We have also constructed

Management’s Discussion and Analysis (Continued)

a new NGL pipeline from Moundsville to the Harrison Hub fractionation facility to provide an additional outlet for NGLs. These expansions are supported by long-term, fee-based agreements and volumetric commitments.
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
Filing of Rate Case
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and will not be subject to refund. In March 2019, the FERC accepted our motion to place the rates that were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing. Final resolution of the rate case is subject to the filing of a formal stipulation and agreement with, and subsequent approval by, the FERC. We have provided a reserve of $131 million for rate refunds which we believe is adequate for any refunds that may be required.
Commodity Prices
NGL per-unit margins were approximately 51 percent lower in the first nine months of 2019 compared to the same period of 2018 primarily due to a 32 percent decrease in per-unit non-ethane prices and an approximate 3 percent increase in per-unit natural gas feedstock prices.
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

Management’s Discussion and Analysis (Continued)

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
In 2019, our operating results are expected to include increases from our regulated Transco fee-based business, primarily related to projects placed in-service beginning early 2018 and 2019, as well as the favorable impact from Transco’s agreement on the terms of a settlement in its general rate case as previously discussed. For our non-regulated businesses, we anticipate increases in fee-based revenue in the Northeast G&P segment driven by expansion projects, partially offset with a decrease in the West segment primarily due to the absence of results of our former sold or deconsolidated assets, lower commodity margins and commodity-based gathering and processing rates, and reduced recognition of deferred revenue associated with the end of a contractual MVC period. We expect overall gathering and processing volumes to grow in 2019 for our continuing businesses. Additionally, we believe our expenses will be impacted by the changes in our asset portfolio, including the UEOM acquisition and asset divestitures, as well as severance charges and other costs associated with our previously announced organizational realignment.
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

Expansion Projects
Our ongoing major expansion projects include the following:
Northeast G&P
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
Northeast Supply Enhancement
In May 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection remain pending, with each such agency having denied, without prejudice, Transco’s applications for such approvals. We have refiled our applications for those approvals and have addressed the technical issues identified by the agencies. We plan to place the project into service in the fourth quarter of 2020, assuming timely receipt of these remaining approvals. The project is expected to increase capacity by 400 Mdth/d.
Southeastern Trail
In October 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 pooling point in Louisiana. We plan to place the project into

Management’s Discussion and Analysis (Continued)

service in late 2020, assuming timely receipt of all remaining necessary regulatory approvals. The project is expected to increase capacity by 296 Mdth/d.
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
West
North Seattle Lateral Upgrade
In July 2018, we received approval from the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. We plan to place the project into service during the fourth quarter of 2019. The project is expected to increase delivery capacity by approximately 159 Mdth/d.
Wamsutter Expansion
We have expanded our gathering and processing infrastructure in the Wamsutter region of Wyoming in order to meet our customers’ production plans. We have completed construction of new compressor stations and modifications to our processing facilities, which are now in service. The expansion added approximately 20 miles of gathering pipelines and approximately 15,000 horsepower of compression. Additional expansion is expected in 2020, subject to the level of production activity in the area.
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
Critical Accounting Estimates
Constitution Pipeline Capitalized Project Costs
As of September 30, 2019, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $376 million of capitalized project costs for Constitution, for which we are the construction manager and own a 41 percent consolidated interest. As a result of the events discussed in Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements, we have evaluated the capitalized project costs for impairment and determined that no impairment was necessary. Our evaluation considered probability-weighted scenarios of undiscounted future net cash flows, including scenarios assuming construction of the pipeline, as well as a scenario where the project does not proceed. It is reasonably possible that future unfavorable developments, such as failure to successfully renegotiate associated customer contracts, increased estimates of construction costs, or further significant delays, could result in a future impairment.
Regulatory Liabilities Resulting from Tax Reform
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the corporate income tax rate from 35 percent to 21 percent. Rates charged to customers of our regulated natural gas

Management’s Discussion and Analysis (Continued)

pipelines are subject to the rate-making policies of the FERC, which have historically permitted the recovery of an income tax allowance that includes a deferred income tax component. Due to the reduced income tax rate from Tax Reform and the collection of historical rates that reflected historical federal income tax rates, we expect that our regulated natural gas pipelines will be required to return amounts to certain customers through future rates. As a result, we established regulatory liabilities during 2017 and at September 30, 2019, these liabilities total $609 million. The timing and actual amount of such return related to Transco will be subject to the final outcome of the rate case discussed in Overview while the amount of such return related to Northwest Pipeline will be subject to future negotiations regarding this matter and many other elements of cost-of-service rate proceedings, including other costs of providing service.
Equity-Method Investments
We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. In some cases, we may utilize a form of market approach to estimate the fair value of our investments. During 2019, we have recognized impairments totaling $186 million related to our equity-method investments. (See Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.)

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change*	% Change*	2019	2018	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,495	$1,371	+124	+9%	$4,424	$4,062	+362	+9%
Service revenues – commodity consideration	38	121	-83	-69%	158	316	-158	-50%
Product sales	466	811	-345	-43%	1,512	2,104	-592	-28%
Total revenues	1,999	2,303			6,094	6,482
Costs and expenses:
Product costs	434	790	+356	+45%	1,442	2,039	+597	+29%
Processing commodity expenses	19	30	+11	+37%	83	91	+8	+9%
Operating and maintenance expenses	364	389	+25	+6%	1,091	1,134	+43	+4%
Depreciation and amortization expenses	435	425	-10	-2%	1,275	1,290	+15	+1%
Selling, general, and administrative expenses	130	174	+44	+25%	410	436	+26	+6%
Impairment of certain assets	—	—	—	—	76	66	-10	-15%
Other (income) expense – net	(11)	(6)	+5	+83%	30	24	-6	-25%
Total costs and expenses	1,371	1,802			4,407	5,080
Operating income (loss)	628	501			1,687	1,402
Equity earnings (losses)	93	105	-12	-11%	260	279	-19	-7%
Other investing income (loss) – net	(107)	2	-109	NM	(54)	74	-128	NM
Interest expense	(296)	(270)	-26	-10%	(888)	(818)	-70	-9%
Other income (expense) – net	1	52	-51	-98%	19	99	-80	-81%
Income (loss) before income taxes	319	390			1,024	1,036
Provision (benefit) for income taxes	77	190	+113	+59%	244	297	+53	+18%
Net income (loss)	242	200			780	739
Less: Net income (loss) attributable to noncontrolling interests	21	71	+50	+70%	54	323	+269	+83%
Net income (loss) attributable to The Williams Companies, Inc.	$221	$129			$726	$416

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2019 vs. three months ended September 30, 2018
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in service in 2019 and 2018, from UEOM, which is now a consolidated entity after the remaining ownership interest was purchased in March 2019, and from higher volumes at the Susquehanna Supply Hub. These increases are partially offset by the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations, and lower deferred revenue recognition in the Barnett Shale associated with the end of a contractual MVC period.
Service revenues – commodity consideration decreased primarily due to lower NGL prices, and lower volumes due to the absence of our former Four Corners area operations and ethane rejection. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities. This decrease also includes lower volumes from our equity NGL sales primarily reflecting the absence of our former Four Corners area operations and lower system management gas sales, partially offset by higher marketing volumes. Marketing revenues and system management gas sales are substantially offset in Product costs.
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
Operating and maintenance expenses decreased primarily due to the absence of our former Four Corners area operations and a decrease in Transco’s contracted services mainly due to the timing of required engine overhauls and integrity testing, partially offset by the consolidation of UEOM, and by an accrual for estimated severance and related costs primarily associated with our voluntary separation program (VSP) (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements).
Depreciation and amortization expenses increased primarily due to the consolidation of UEOM and new assets placed in service, substantially offset by the 2018 impairment of certain assets in the Barnett Shale region.
Selling, general, and administrative expenses decreased primarily due to the absences of a charge for a 2018 charitable contribution of preferred stock to The Williams Companies Foundation, Inc. and fees associated with the WPZ Merger.
The favorable change in Other (income) expense – net within Operating income (loss) includes net favorable changes to charges and credits to regulatory assets and liabilities, partially offset by the absence of a 2018 gain on asset retirement (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements).
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service and higher gathering volumes in the Northeast region, the absence of a charge for a charitable contribution of preferred stock to the Williams Foundation, Inc., and the absence of fees associated with the WPZ Merger, partially offset by unfavorable commodity margins primarily reflecting lower NGL sales prices and lower volumes.
The unfavorable change in Other investing income (loss) – net is primarily due to 2019 impairments to our equity-method investments, including Laurel Mountain (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Interest expense increased primarily due to an increase in financing obligations associated with Transco’s Atlantic Sunrise project and lower capitalized interest due to projects placed in service.

Management’s Discussion and Analysis (Continued)

The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a decrease in equity AFUDC associated with reduced capital expenditures on projects and 2019 charges for loss contingencies associated with former operations.
Provision (benefit) for income taxes changed favorably primarily due to the absence of a $105 million 2018 valuation allowance on certain deferred tax assets that may not be realized following the WPZ merger, partially offset by higher pre-tax income attributable to The Williams Companies, Inc. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to our third- quarter 2018 acquisition of the publicly held interests in WPZ associated with the WPZ Merger.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in service in 2019 and 2018 and the consolidation of UEOM, as well as higher volumes at the Susquehanna Supply Hub, and higher rates and volumes from new wells in the Utica Shale region. These increases are partially offset by the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations, and lower deferred revenue recognition in the Barnett Shale associated with the end of a contractual MVC period.
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
Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities and lower volumes from our equity NGL sales primarily reflecting the absence of our former Four Corners area operations and lower system management gas sales, partially offset by higher marketing volumes. Marketing revenues and system management gas sales are substantially offset in Product costs.
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
Operating and maintenance expenses decreased primarily due to the absence of our former Four Corners area operations, partially offset by the consolidation of UEOM, and by an accrual for estimated severance and related costs primarily associated with our VSP.
Depreciation and amortization expenses decreased primarily due to the 2018 impairment of certain assets in the Barnett Shale region and the absence of our former Four Corners area operations, partially offset by new assets placed in service and by the consolidation of UEOM.
Selling, general, and administrative expenses decreased primarily due to the absences of a charitable contribution of preferred stock to the Williams Foundation, Inc. and fees associated with the WPZ Merger, partially offset by an accrual for estimated severance and related costs primarily associated with our VSP, and transaction expenses associated with the acquisition of UEOM and the formation of the Northeast JV.
The unfavorable change in Impairment of certain assets includes a second-quarter 2019 impairment of certain Eagle Ford Shale gathering assets and a first-quarter 2019 impairment of certain idle gathering assets, partially offset by the absence of a 2018 impairment of certain idle pipelines.
The unfavorable change in Other (income) expense – net within Operating income (loss) includes the absence of a 2018 gain on asset retirement, a 2019 charge for the reversal of expenditures previously capitalized, and net unfavorable

Management’s Discussion and Analysis (Continued)

changes to charges and credits to regulatory assets and liabilities (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements).
The favorable change in Operating income (loss) includes an increase in Service revenues primarily associated with Transco projects placed in-service and higher gathering volumes in the Northeast region, the favorable impact of acquiring the additional interest of UEOM, the absence of a charitable contribution of preferred stock to the Williams Foundation, Inc., and the absence of fees associated with the WPZ Merger. These favorable changes were partially offset by the impact of asset divestitures and deconsolidations during 2018, including our former Four Corners area operations, unfavorable commodity margins primarily reflecting lower NGL sales prices and lower volumes, an accrual for estimated severance and related costs primarily associated with our VSP, and transaction expenses associated with the acquisition of UEOM and the formation of the Northeast JV.
The unfavorable change in Other investing income (loss) – net reflects noncash impairments to equity method investments (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements) and the absence of a 2018 gain on deconsolidation of our former Jackalope operations, partially offset by a 2019 gain on sale of our equity-method investment in Jackalope.
Interest expense increased primarily due to an increase in financing obligations associated with Transco’s Atlantic Sunrise project.
The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a decrease in equity AFUDC associated with reduced capital expenditures on projects.
Provision (benefit) for income taxes changed favorably primarily due to the absence of a $105 million 2018 valuation allowance on certain deferred tax assets that may not be realized following the WPZ merger, partially offset by higher pre-tax income attributable to The Williams Companies, Inc. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to our third- quarter 2018 acquisition of the publicly held interests in WPZ associated with the WPZ Merger and lower results at Gulfstar.
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

Management’s Discussion and Analysis (Continued)

Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Service revenues	$353	$247	$959	$707
Service revenues – commodity consideration	1	6	9	14
Product sales	30	69	114	242
Segment revenues	384	322	1,082	963

Product costs	(29)	(69)	(114)	(245)
Processing commodity expenses	(1)	(3)	(6)	(7)
Other segment costs and expenses	(117)	(100)	(348)	(279)
Proportional Modified EBITDA of equity-method investments	108	131	333	354
Northeast G&P Modified EBITDA	$345	$281	$947	$786

Commodity margins	$1	$3	$3	$4
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues due to increased gathering volumes and the favorable impact of acquiring the additional interest of UEOM, which is a consolidated entity after the remaining ownership interest was purchased in March 2019.
Service revenues increased primarily due to:

•	A $50 million increase associated with the consolidation of UEOM, as previously discussed;

•	A $24 million increase associated with higher gathering revenues at Susquehanna Supply Hub reflecting 18 percent higher gathering volumes due to increased production from customers;

•	An $18 million increase at Ohio Valley Midstream primarily due to higher gathering and processing revenues;

•	A $9 million increase in gathering revenues in the Utica Shale region due to volumes from new wells and higher rates.
Product sales decreased primarily due to lower non-ethane prices and volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased primarily due to expenses associated with the consolidation of UEOM.
Proportional Modified EBITDA of equity-method investments decreased primarily due to the consolidation of UEOM.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues due to increased gathering volumes and the favorable impact of acquiring the additional interest of UEOM, partially offset by 2019 severance and related costs.

Management’s Discussion and Analysis (Continued)

Service revenues increased primarily due to:

•	A $98 million increase associated with the consolidation of UEOM;

•	An $89 million increase associated with higher gathering revenues at Susquehanna Supply Hub reflecting 22 percent higher gathering volumes due to increased production from new wells and higher rates;

•	A $28 million increase in gathering revenues in the Utica Shale region due to volumes from new wells and higher rates;

•	A $21 million increase at Ohio Valley Midstream primarily due to higher gathering and processing volumes;

•	A $12 million increase in compression revenues for services charged to an affiliate driven by higher volumes.
Product sales decreased primarily due to lower non-ethane volumes and prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased due to multiple factors, including:
•A $35 million increase associated with the consolidation of UEOM;

•	A $10 million increase related to transaction expenses associated with the acquisition of UEOM and the formation of the Northeast JV;
•A $7 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP;

•	A $14 million increase due to higher allocated corporate costs and higher costs related to various maintenance and repairs.
Proportional Modified EBITDA of equity-method investments decreased $37 million as a result of the consolidation of UEOM. This decrease was partially offset by a $20 million increase at Appalachia Midstream Investments, reflecting higher volumes.
Atlantic-Gulf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Service revenues	$731	$607	$2,138	$1,806
Service revenues – commodity consideration	7	18	33	45
Product sales	76	131	226	329
Segment revenues	814	756	2,397	2,180

Product costs	(75)	(134)	(226)	(332)
Processing commodity expenses	(2)	(3)	(12)	(10)
Other segment costs and expenses	(182)	(176)	(606)	(556)
Proportional Modified EBITDA of equity-method investments	44	49	130	136
Atlantic-Gulf Modified EBITDA	$599	$492	$1,683	$1,418

Commodity margins	$6	$12	$21	$32

Management’s Discussion and Analysis (Continued)

Three months ended September 30, 2019 vs. three months ended September 30, 2018
Atlantic-Gulf Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased due to a $143 million increase in Transco’s natural gas transportation revenues primarily driven by a $116 million increase related to expansion projects placed in service in 2018 and 2019, as well as an adjustment associated with Transco’s reserve for rate refunds. This increase was partially offset by $21 million lower gathering and processing fees primarily due to maintenance downtime at Gulfstar, lower volumes at our Perdido Norte system in the Western Gulf of Mexico, and the sale of certain Gulf Coast pipeline assets in the fourth quarter of 2018. Additionally, certain of Transco’s natural gas transportation revenues, which decreased due to lower rates effective October 2018, were substantially offset by higher revenue related to reimbursable power and storage expenses.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $7 million driven by unfavorable NGL prices. Additionally, the decrease in Product sales includes a $44 million decrease in commodity marketing sales due to lower NGL prices and volumes. Marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due to a $23 million unfavorable change in equity AFUDC due to lower construction activity, an $11 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), the absence of a $10 million 2018 gain on asset retirements, and higher reimbursable power and storage expenses at Transco. These unfavorable changes were partially offset by $33 million of net favorable changes to charges and credits associated with regulatory assets and liabilities, which were significantly driven by the previously mentioned agreement to the terms of a settlement in Transco’s general rate case (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), and a $21 million decrease in Transco’s contracted services compared to 2018 mainly due to the timing of required engine overhauls and integrity testing.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Atlantic-Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher costs and expenses.
Service revenues increased primarily due to a $361 million increase in Transco’s natural gas transportation revenues primarily driven by a $335 million increase related to expansion projects placed in service in 2018 and 2019, as well as an adjustment associated with Transco’s reserve for rate refunds. Partially offsetting these increases were lower gathering and processing fees of $40 million primarily due to maintenance downtime at Gulfstar and the sale of certain Gulf Coast pipeline assets in the fourth quarter of 2018. Additionally, certain of Transco’s natural gas transportation revenues, which decreased due to lower rates effective October 2018, were substantially offset by higher revenue related to reimbursable power and storage expenses.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $12 million driven by unfavorable NGL prices, partially offset by higher volumes. Additionally, the decrease in Product sales includes a $74 million decrease in commodity marketing sales due to lower NGL prices and volumes and an $19 million decrease in system management gas sales. Marketing sales and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due a $55 million unfavorable change in equity AFUDC due to lower construction activity, a $30 million accrual in 2019 for estimated severance and related costs primarily associated with our VSP, a $15 million increase in reimbursable power and storage expenses, $15 million of expense in 2019 related to the reversal of expenditures previously capitalized, and the absence of a $10 million 2018 gain on asset retirements. These unfavorable changes were partially offset by $43 million of net favorable changes to charges and credits associated with regulatory assets and liabilities, which were significantly driven by the previously mentioned

Management’s Discussion and Analysis (Continued)

agreement to the terms of a settlement in Transco’s general rate case, and a $41 million decrease in Transco’s contracted services compared to 2018 mainly due to the timing of required engine overhauls and integrity testing.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Service revenues	$433	$533	$1,384	$1,599
Service revenues – commodity consideration	30	97	116	257
Product sales	389	732	1,302	1,822
Segment revenues	852	1,362	2,802	3,678

Product costs	(382)	(730)	(1,294)	(1,813)
Processing commodity expenses	(13)	(26)	(63)	(76)
Other segment costs and expenses	(175)	(219)	(531)	(637)
Impairment of certain assets	—	—	(76)	—
Proportional Modified EBITDA of equity-method investments	29	25	83	62
West Modified EBITDA	$311	$412	$921	$1,214

Commodity margins	$24	$73	$61	$190
Three months ended September 30, 2019 vs. three months ended September 30, 2018
West Modified EBITDA decreased primarily due to the absence of EBITDA of certain of our former sold or deconsolidated assets, lower service revenues associated with the expiration of a certain MVC, and lower commodity margins due to unfavorable commodity prices related to our ongoing operations.
Service revenues decreased primarily due to:

•
A $62 million decrease associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area assets and certain Delaware basin assets that were contributed to our Brazos Permian II equity-method investment;

•	A $29 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the expiration of a certain MVC agreement in the Barnett Shale region;

•
A $23 million decrease associated with lower rates primarily driven by lower commodity pricing in the Piceance and Barnett Shale regions and the transition from a cost-of-service to fixed-fee rate for a certain customer contract in the Mid-Continent region.

These decreases were partially offset by a $17 million increase associated with higher other MVC deficiency fee revenues, higher volumes, and higher other fee revenues.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $44 million primarily due to:

•
A $35 million decrease associated with lower sales volumes primarily due to $21 million associated with the absence of our former Four Corners area assets and $14 million related to 70 percent lower ethane sales volumes due to ethane rejection;

•
A $22 million decrease associated with lower sales prices primarily due to 40 percent and 82 percent lower average net realized per-unit non-ethane and ethane sales prices, respectively; partially offset by

Management’s Discussion and Analysis (Continued)

•	A $13 million increase related to a decrease in natural gas purchases associated with lower equity NGL production volumes and lower natural gas prices.
Additionally, the decrease in Product sales includes a $263 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher sales volumes, a $14 million decrease related to the sale of other products, and a $7 million decrease in system management gas sales. These decreases are substantially offset in Product costs. Marketing margins decreased by $12 million primarily due to unfavorable changes in pricing.
Other segment costs and expenses decreased primarily due a $37 million reduction associated with the absence of our former Four Corners area assets and the absence of a 2018 unfavorable charge of $12 million for a regulatory liability associated with a decrease in Northwest Pipeline’s estimated deferred state income tax rate following the WPZ Merger.
Proportional Modified EBITDA of equity-method investments increased primarily due to the addition of the RMM equity-method investment during the third quarter of 2018, partially offset by the absence of the Jackalope equity-method investment sold in April 2019.
Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
West Modified EBITDA decreased primarily due to the absence of EBITDA of certain of our former sold or deconsolidated assets, 2019 impairments of certain assets, lower commodity margins due to unfavorable commodity prices and lower volumes associated with equity NGL production related to our ongoing operations, and lower service revenues associated with the expiration of a certain MVC.
Service revenues decreased primarily due to:

•
A $201 million decrease associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area assets, certain Delaware basin assets that were contributed to our Brazos Permian II equity-method investment, and our Jackalope assets which were deconsolidated in second-quarter 2018;

•	A $29 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the expiration of a certain MVC agreement in the Barnett Shale region;

•	A $19 million decrease driven by lower gathering volumes primarily in the Mid-Continent, Barnett Shale, and Wamsutter regions;

•
An $18 million decrease associated with lower rates primarily driven by lower commodity pricing in the Piceance region and the transition from a cost-of-service to fixed-fee rate for a certain customer contract in the Mid-Continent region; partially offset by

•	A $26 million increase in other fee revenues driven by higher fractionation and storage fees;

•	An $11 million increase associated with the expected resolution of a prior period performance obligation;

•	An $11 million increase related to higher other MVC deficiency fee revenues.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity product margins. Our commodity product margins associated with our equity NGLs decreased $114 million primarily due to:

•
A $79 million decrease associated with lower sales volumes, consisting of $54 million related to the absence of our former Four Corners area assets and $25 million due to 11 percent lower non-ethane volumes and 17 percent lower ethane sales volumes primarily due to well freeze-offs and temporary shut-ins associated with more severe weather conditions in first-quarter 2019, natural declines, and ethane rejection;

Management’s Discussion and Analysis (Continued)

•
A $48 million decrease associated with lower sales prices primarily due to 29 percent and 41 percent lower average net realized per-unit non-ethane and ethane sales prices, respectively; partially offset by

•	A $13 million increase related to a net decrease in natural gas purchases associated with lower equity NGL production volumes partially offset higher lower natural gas prices.
Additionally, the decrease in Product sales includes a $332 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher sales volumes, a $31 million decrease related to the sale of other products, and a $26 million decrease in system management gas sales. These decreases are substantially offset in Product costs. Marketing margins decreased by $15 million primarily due to unfavorable changes in pricing.
Other segment costs and expenses decreased primarily due to a $124 million reduction associated with the absences of our former Four Corners area assets and from the Jackalope deconsolidation in second-quarter 2018, as well as the absence of a 2018 unfavorable charge of $12 million for a regulatory liability associated with a decrease in Northwest Pipeline’s estimated deferred state income tax rate following the WPZ Merger as previously discussed. These decreases were partially offset by an unfavorable accrual in 2019 for estimated severance and related costs of $16 million primarily associated with our VSP (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements) and the absence of a $7 million favorable adjustment to the regulatory liability associated with Tax Reform at Northwest Pipeline in first-quarter 2018.
Impairment of certain assets increased primarily due to the $59 million impairment of certain Eagle Ford Shale gathering assets and a $12 million impairment of certain idle gathering assets in 2019 (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased primarily due to the additions of the RMM and Brazos Permian II equity-method investments in the second half of 2018.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Millions)
Other Modified EBITDA	$(2)	$6	$1	$(49)
Three months ended September 30, 2019 vs. three months ended September 30, 2018
Other Modified EBITDA decreased primarily due to:

•
The absence of a $37 million benefit from establishing a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the WPZ Merger in the third quarter of 2018;

•	A $16 million decrease in income associated with a regulatory asset related to deferred taxes on equity funds used during construction;

•	A $9 million accrual in the third quarter of 2019 for loss contingencies associated with former operations.
These decreases were partially offset by:

•
The absence of a $35 million charge associated with a charitable contribution of preferred stock to The Williams Companies Foundation, Inc. (a not-for-profit corporation) in the third quarter of 2018 (see Note 12 – Stockholders’ Equity of Notes to Consolidated Financial Statements);

•	The absence of $15 million in costs associated with the WPZ Merger in the third quarter of 2018.

Management’s Discussion and Analysis (Continued)

Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
Other Modified EBITDA increased primarily due to:

•	The absence of the $66 million impairment of certain idle pipelines in the second quarter of 2018 (see Note 13 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements);

•	The absence of a $35 million charitable contribution charge in the third quarter of 2018 as detailed above;

•	The absence of $19 million in costs associated with the WPZ Merger in 2018;

•	The absence of a 2018 loss on early retirement of debt of $7 million in the first quarter of 2018.
These increases were partially offset by:

•	The absence of a $37 million benefit associated with a regulatory asset in the third quarter of 2018 as detailed above;

•	A $21 million decrease in income associated with a regulatory asset related to deferred taxes on equity funds used during construction;

•	A $12 million unfavorable change to a regulatory asset associated with an estimated deferred state income tax rate in the first quarter of 2019;

•	A $9 million accrual in the third quarter of 2019 for loss contingencies as detailed above.

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
We funded the $741 million total consideration paid, including post-closing adjustments, for our March 2019 acquisition of the remaining interest in UEOM with credit facility borrowings and cash on hand. In June 2019, we received approximately $1.33 billion from our partner upon closing the sale of a 35 percent interest in the Northeast JV. Also in April 2019, we received $485 million from the sale of our 50 percent interest in Jackalope. These proceeds are being used to reduce debt and fund capital growth.
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

Management’s Discussion and Analysis (Continued)

As of September 30, 2019, we had a working capital deficit of $1.89 billion, including cash and cash equivalents. Our available liquidity is as follows:

Available Liquidity	September 30, 2019
(Millions)
Cash and cash equivalents	$247
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$4,747

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of September 30, 2019. Through September 30, 2019, the highest amount outstanding under our commercial paper program and credit facility during 2019 was $1.226 billion. At September 30, 2019, we were in compliance with the financial covenants associated with our credit facility.

Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 12 percent from the previous quarterly cash dividends of $0.34 per share paid in each quarter of 2018, to $0.38 per share for the quarterly cash dividends paid in March, June, and September 2019.
Registrations
In February 2018, we filed a shelf registration statement as a well-known seasoned issuer. In August 2018, we filed a prospectus supplement for the offer and sale from time to time of shares of our common stock having an aggregate offering price of up to $1 billion. These sales are to be made over a period of time and from time to time in transactions at then-current prices. Such sales are to be made pursuant to an equity distribution agreement between us and certain entities who may act as sales agents or purchase for their own accounts as principals at a price agreed upon at the time of the sale.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
The interest rates at which we are able to borrow money are impacted by our credit ratings. The current ratings are as follows:

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

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2019	2018
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$2,702	$2,331
Proceeds from sale of partial interest in consolidated subsidiary (see Note 2)	Financing	1,330	—
Proceeds from credit-facility borrowings	Financing	700	1,680
Proceeds from dispositions of equity-method investments (see Note 5)	Investing	485	—
Proceeds from long-term debt	Financing	36	2,065
Contributions in aid of construction	Investing	25	395
Proceeds from commercial paper – net	Financing	—	821

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,705)	(2,659)
Common dividends paid	Financing	(1,382)	(974)
Payments on credit-facility borrowings	Financing	(860)	(1,950)
Purchases of businesses, net of cash acquired (see Note 2)	Investing	(728)	—
Purchases of and contributions to equity-method investments	Investing	(361)	(803)
Dividends and distributions paid to noncontrolling interests	Financing	(86)	(552)
Payments of long-term debt	Financing	(44)	(1,251)
Payments of commercial paper – net	Financing	(4)	—

Other sources / (uses) – net	Financing and Investing	(29)	40
Increase (decrease) in cash and cash equivalents		$79	$(857)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net (gain) loss on disposition of equity-method investments, Impairment of equity-method investments, (Gain) loss on deconsolidation of businesses, and Impairment of and net (gain) loss on sale of certain assets. Our Net cash provided (used) by operating activities for the nine months ended September 30, 2019, increased from the same period in 2018 primarily due to the net favorable changes in net operating working capital in 2019, including the collection of Transco’s filed rates subject to refund and the receipt of an income tax refund, as well as higher operating income (excluding noncash items as previously discussed) in 2019, partially offset by the impact of decreased distributions from unconsolidated affiliates in 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On June 13, 2013, an explosion and fire occurred at our formerly owned Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). On October 21, 2013, the EPA, Region 6, issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. We have worked with the agency to resolve these matters and recently entered into a Stipulation of Settlement, which includes a penalty of $750,000 that will be due within thirty days of the Court’s entry of the settlement. The Court set a fairness hearing on the settlement for December 11, 2019.
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
On August 27, 2018, Northwest Pipeline LLC received a Notice of Violation/Cease and Desist Order from the Colorado Department of Public Health & Environment (CDPHE) regarding certain alleged violations of the Colorado Water Quality Control Act and its General Permit under the Colorado Discharge Permit System related to its stormwater management practices at two construction sites. On March 4, 2019, the CDPHE provided us with its initial penalty calculation, proposing a penalty of $81,000 in settlement of all violations alleged in its notice. On July 2, 2019, we entered into a Compliance Order on Consent with CDPHE, which includes a penalty amount of $81,000, to fully resolve the matter.
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

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.
104*	—
Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ TED T. TIMMERMANS
Ted T. Timmermans
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
October 31, 2019