Form 10-K
period 2019-12-31
WILLIAMS COMPANIES, INC.
filed 2020-02-24
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4174
The Williams Companies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		73-0569878
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

One Williams Center
Tulsa	Oklahoma	74172
(Address of Principal Executive Offices)		(Zip Code)
918-573-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	WMB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $32,986,794,536.
The number of shares outstanding of the registrant’s common stock outstanding at February 19, 2020 was 1,212,494,859.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 28, 2020, are incorporated into Part III, as specifically set forth in Part III.

THE WILLIAMS COMPANIES, INC.
FORM 10-K

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.

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
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of December 31, 2019, we account for as an equity-method investment, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Brazos Permian II: Brazos Permian II, LLC
Caiman II: Caiman Energy II, LLC
Constitution: Constitution Pipeline Company, LLC
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
GENERAL
We are an energy infrastructure company committed to be the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. We have operations in 15 supply areas that provide natural gas gathering, processing, and transmission services and natural gas liquids fractionation, transportation, and storage services to more than 600 customers. We own an interest in and operate over 30,000 miles of pipelines, 28 processing facilities, 7 fractionation facilities, and approximately 23 million barrels of NGL storage capacity, handling approximately 30 percent of the nation’s natural gas volumes.

Infrastructure serving natural gas demand

NATURAL GAS TRANSMISSION

- ✓ Move post-processed natural gas to growing demand centers
- ✓ Transco is the nation's largest natural gas transmission pipeline
- ✓ Transmission & Gulf of Mexico segment
- ✓ Total capacity is 22.6 Bcf/d

NATURAL GAS GATHERING

- ✓ Gather natural gas from producers' wells and move volumes to processing
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Gas gathering capacity is 22.5 Bcf/d

NATURAL GAS PROCESSING

- ✓ Process volumes to separate natural gas from NGLs
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Processing capacity is 7.3 Bcf/d

NGL SERVICES

- ✓ NGLs transported to fractionators to split out individual products: ethane, propane, butanes and natural gasoline
- ✓ Purity products moved to end-users via pipeline, truck or rail
- ✓ West segment
- ✓ ~23 MMBbls of NGL storage capacity

Source: Figures represent 100% capacity for operated assets, including those in which Williams has a share of ownership as of December 31, 2019.

We were founded in 1908, originally incorporated under the laws of the state of Nevada in 1949 and reincorporated under the laws of the state of Delaware in 1987. Our common stock trades on the New York Stock Exchange under the symbol “WMB.” Our operations are located in the United States. Williams’ headquarters are located in Tulsa, Oklahoma, with other major offices in Salt Lake City, Utah; Houston, Texas; and Pittsburgh, Pennsylvania. Our telephone number is 918-573-2000.

Assets serving natural gas volumes

Interstate Natural Gas Pipeline
Natural Gas Gathering Pipeline
Natural Gas Liquids Pipeline
Oil Gathering Pipeline
Gas Plant
Fractionator
Storage
Amine Treating Plant
Offshore Platform
Supply Area Basin
Operational Activity

Service Assets, Customers, and Contracts
Interstate Natural Gas Pipeline Assets
Our interstate natural gas pipelines, which are presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce are subject to regulation. The rates are established through the FERC’s ratemaking process.
Our interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. We have firm transportation and storage contracts that are generally long-term contracts with various expiration dates and account for the major portion of our regulated businesses. Additionally, we offer storage services and interruptible transportation services under shorter-term agreements. Transco’s and Northwest Pipeline’s three largest customers in 2019 accounted for approximately 28 percent and 48 percent, respectively, of their total revenues.

Gathering, Processing, and Treating Assets
Our gathering, processing, and treating operations are presented within our Transmission & Gulf of Mexico, Northeast G&P, and West reporting segments as described under the heading “Business Segments.”
Our gathering systems receive natural gas from producers’ crude oil and natural gas wells and gather these volumes to gas processing, treating, or redelivery facilities. Typically, natural gas, in its raw form, is not acceptable for transportation in major interstate natural gas pipelines or for commercial use as a fuel. Our treating facilities remove water vapor, carbon dioxide, and other contaminants, and collect condensate. We are generally paid a fee based on the volume of natural gas gathered and/or treated, generally measured in the Btu heating value.

In addition, natural gas contains various amounts of NGLs, which generally have a higher value when separated from the natural gas stream. Our processing plants extract the NGLs, which include ethane, primarily used in the petrochemical industry; propane, used for heating, fuel, and also in the petrochemical industry; and, normal butane, isobutane, and natural gasoline, primarily used by the refining industry.
Our gas processing services generate revenues primarily from the following types of contracts:

•
Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. A portion of our fee-based processing revenue includes a share of the margins on the NGLs produced. For the year ended December 31, 2019, 80 percent of our NGL production volumes were under fee-based contracts.

•
Noncash commodity-based: We also process gas under two types of commodity-based contracts, keep-whole and percent-of-liquids, where we receive consideration for our services in the form of NGLs. For a keep-whole arrangement we replace the Btu content of the retained NGLs with natural gas purchases, also known as shrink replacement gas. For a percent-of-liquids arrangement, we deliver an agreed-upon percentage of the extracted NGLs and retain the remainder. Retained NGLs are referred to as our equity NGL production. For the year ended December 31, 2019, 20 percent of our NGL production volumes were under noncash commodity-based contracts.

Generally, our gathering and processing agreements are long-term agreements, with terms ranging from month-to-month to the life of the producing lease. Certain contracts include fee redetermination or cost of service mechanisms that are designed to support a return on invested capital and allow our gathering rates to be adjusted, subject to specified caps in certain cases, to account for variability in volume, capital expenditures, commodity price fluctuations, compression and other expenses. We also have certain gas gathering and processing agreements with minimum volume commitments (MVC), whereby the customer is obligated to pay a contractually determined fee based on any shortfall between the actual gathered and processed volumes and the MVC for a stated period.
Demand for gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, natural gas prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. During 2019, our facilities gathered and processed gas and crude oil for approximately 230 customers. Our top ten customers accounted for approximately 75 percent of our gathering and processing fee revenues and NGL margins from our noncash commodity-based agreements.
Crude Oil Transportation and Production Handling Assets
Our crude oil transportation operations, which are presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” earn revenues typically by volumetric-based fee arrangements. Revenue sources have historically included a combination of fixed-fee, volumetric-based fee, and cost reimbursement arrangements. Generally, fixed fees associated with the production at our Gulf Coast production handling facilities are recognized on a units-of-production basis. Certain fixed fees associated with the production at our Gulfstar One facility are recognized based on contractually determined maximum daily quantities. Crude oil marketing activity is presented on a net basis within Product costs in the Consolidated Statement of Operations subsequent to the adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018.

Key variables for our all of our businesses will continue to be:

•	Obstacles to our expansion efforts, including delays or denials of necessary permits and opposition to hydrocarbon-based energy development;

•	Producer drilling activities impacting natural gas supplies supporting our gathering and processing volumes;

•	Retaining and attracting customers by continuing to provide reliable services;

•	Revenue growth associated with additional infrastructure either completed or currently under construction;

•	Prices impacting our commodity-based activities;

•	Disciplined growth in our service areas.
BUSINESS SEGMENTS
Effective January 1, 2020, following an organizational realignment, our interstate natural gas pipeline Northwest Pipeline LLC, reported within the West reporting segment throughout 2019, is now managed within the Transmission & Gulf of Mexico reporting segment (previously identified as the Atlantic-Gulf reporting segment). Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented in Part I of this Annual Report within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West.
Pursuant to the organizational realignment, our reportable segments are comprised of the following business activities:

•
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco and Northwest Pipeline, as well as natural gas gathering, processing, and treating assets and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated variable interest entity), which is a proprietary floating production system, and various petrochemical and feedstock pipelines in the Gulf Coast region, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery.

•
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

•
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent equity-method investment in Brazos Permian II.

•	Other includes minor business activities that are not operating segments, as well as corporate operations.
Detailed discussion of each of our reporting segments follows. Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the discussion of our ongoing expansion projects) and Item 8. Financial Statements and Supplementary Data continue to present our segments as they were historically defined before the organizational realignment on January 1, 2020.
Transmission & Gulf of Mexico
This segment includes the Transco interstate natural gas pipeline that extends from the Gulf of Mexico to the eastern seaboard, the Northwest Pipeline interstate natural gas pipeline, as well as natural gas gathering, processing and treating, crude oil production handling, and NGL fractionation assets within the onshore, offshore shelf, and deepwater areas in and around the Gulf Coast states of Texas, Louisiana, Mississippi, and Alabama. This segment also includes various petrochemical and feedstock pipelines in the Gulf Coast region.
Transco
Transco is an interstate natural gas transmission company that owns and operates a 9,800-mile natural gas pipeline system, which is regulated by the FERC, extending from Texas, Louisiana, Mississippi, and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 12 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey, and Pennsylvania.
At December 31, 2019, Transco’s system, which extends from Texas to New York, had a system-wide delivery capacity totaling approximately 17.4 MMdth/d. During 2019, Transco completed four fully-contracted expansions, which added more than 0.6 MMdth of firm transportation capacity per day to our pipeline. Transco’s system includes 57 compressor stations, four underground storage fields, and one LNG storage facility. Compression facilities at sea level-rated capacity total approximately 2.3 million horsepower.
Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 198 Bcf of natural gas. At December 31, 2019, Transco’s customers had stored in its facilities approximately 140 Bcf of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and were not subject to refund. In March 2019, the FERC accepted our motion to place the rates that were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of the settlement. We anticipate FERC approval of the stipulation and agreement in the second quarter of 2020. As of December 31, 2019, we have provided a $189 million reserve for rate refunds related to increased rates collected since March 2019, which we believe is adequate for any refunds that may be required.
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
At December 31, 2019, Northwest Pipeline’s system, having long-term firm transportation and storage redelivery agreements with aggregate capacity reservations of approximately 3.9 MMdth/d, was composed of approximately 3,900 miles of mainline and lateral transmission pipeline and 41 transmission compressor stations having a combined sea level-rated capacity of approximately 472,000 horsepower.
Northwest Pipeline owns a one-third undivided interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for natural gas storage services in the Clay basin underground field in Utah. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working natural gas storage capacity of 14.2 MMdth of natural gas, which is substantially utilized for third-

party natural gas. These natural gas storage facilities enable Northwest Pipeline to balance daily receipts and deliveries and provide storage services to customers.
Gas Transportation, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Offshore Natural Gas Pipelines
			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Consolidated:
Canyon Chief, including Blind Faith and Gulfstar extensions	Deepwater Gulf of Mexico	156	0.5	100%	Eastern Gulf of Mexico
Other Eastern Gulf	Offshore shelf and other	46	0.2	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Norphlet	Deepwater Gulf of Mexico	58	0.3	100%	Eastern Gulf of Mexico
Other Western Gulf	Offshore shelf and other	103	0.4	100%	Western Gulf of Mexico
Non-consolidated: (1)
Discovery	Central Gulf of Mexico	594	0.6	60%	Western Gulf of Mexico

	Natural Gas Processing Facilities
			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	35	100%	Eastern Gulf of Mexico
Non-consolidated: (1)
Discovery	Larose, LA	0.6	32	60%	Western Gulf of Mexico
_____________

(1)	Includes 100 percent of the statistics associated with operated equity-method investments.

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
The following tables summarize the significant crude oil transportation pipelines and production handling platforms of this segment:

	Crude Oil Pipelines

	Pipeline	Capacity	Ownership
	Miles	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Mountaineer, including Blind Faith and Gulfstar extensions	155	150	100%	Eastern Gulf of Mexico
BANJO	57	90	100%	Western Gulf of Mexico
Alpine	96	85	100%	Western Gulf of Mexico
Perdido Norte	74	150	100%	Western Gulf of Mexico

	Production Handling Platforms

		Crude/NGL
	Gas Inlet	Handling
	Capacity	Capacity	Ownership
	(MMcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Devils Tower	110	60	100%	Eastern Gulf of Mexico
Gulfstar I FPS (1)	172	80	51%	Eastern Gulf of Mexico

Non-consolidated: (2)
Discovery	75	10	60%	Western Gulf of Mexico
__________

(1)	Statistics reflect 100 percent of the assets from our 51 percent interest in Gulfstar One.

(2)	Includes 100 percent of the statistics associated with operated equity-method investments.

Transmission & Gulf of Mexico Operating Statistics

	2019	2018	2017

Volumes:
Interstate natural gas pipeline throughput (Tbtu)	5,593	5,129	4,533
Gathering volumes (Bcf/d) - Consolidated	0.25	0.26	0.31
Gathering volumes (Bcf/d) - Non-consolidated (1)	0.36	0.26	0.44
Plant inlet natural gas volumes (Bcf/d) - Consolidated	0.54	0.50	0.55
Plant inlet natural gas volumes (Bcf/d) - Non-consolidated (1)	0.36	0.27	0.43
NGL production (Mbbls/d) - Consolidated (2)	32	32	33
NGL production (Mbbls/d) - Non-consolidated (1) (2)	25	20	21
NGL equity sales (Mbbls/d) - Consolidated (2)	7	6	9
NGL equity sales (Mbbls/d) - Non-consolidated (1) (2)	6	4	5
Crude oil transportation (Mbbls/d) - Consolidated (2)	136	140	134
_____________

(1)	Includes 100 percent of the volumes associated with operated equity-method investments.

(2)	Annual average Mbbls/d.
Certain Equity-Method Investments
Discovery
We own a 60 percent interest in and operate the facilities of Discovery. Discovery’s assets include a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32 Mbbls/d NGL fractionator plant near Paradis, Louisiana, and a 594-mile offshore natural gas gathering and transportation system in the Gulf of Mexico. Discovery’s mainline has a gathering inlet capacity of 600 MMcf/d, while the Keathley Canyon Connector, a deepwater lateral pipeline in the central deepwater Gulf of Mexico has a gathering inlet capacity of 400 MMcf/d. Discovery’s assets also include a crude oil production handling platform with capacity of 10 Mbbls/d and gas handling and separation capacity of 75 MMcf/d.
Gulfstream
Gulfstream is a 745-mile interstate natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida, which has a capacity to transport 1.3 Bcf/d. We own, through a subsidiary, a 50 percent equity-method investment in Gulfstream. We share operating responsibilities for Gulfstream with the other 50 percent owner.
Northeast G&P
This segment includes our natural gas gathering, compression, processing, and NGL fractionation businesses in the Marcellus and Utica Shale regions in Pennsylvania, West Virginia, New York, and Ohio.
Acquisition of UEOM and formation of Northeast JV
As of December 31, 2018, we owned a 62 percent interest in UEOM which we accounted for as an equity-method investment. On March 18, 2019, we signed and closed the acquisition of the remaining 38 percent interest in UEOM. Total consideration paid, including post-closing adjustments, was $741 million in cash funded through credit facility borrowings and cash on hand. As a result of acquiring this additional interest, we obtained control of and now consolidate UEOM. (See Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business.

The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets

			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Consolidated:
Ohio Valley Midstream (1)	Ohio, West Virginia, & Pennsylvania	216	0.8	65%	Appalachian
Utica East Ohio Midstream (1)	Ohio	53	0.4	65%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	451	4.3	100%	Appalachian
Cardinal (1)	Ohio	365	0.9	66%	Appalachian
Flint	Ohio	95	0.5	100%	Appalachian
Beaver Creek	Pennsylvania	41	0.1	100%	Appalachian

Non-consolidated: (2)
Bradford Supply Hub	Pennsylvania	726	3.7	66%	Appalachian
Marcellus South	Pennsylvania & West Virginia	306	0.9	68%	Appalachian
Laurel Mountain	Pennsylvania	2,053	0.7	69%	Appalachian

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Fort Beeler	Marshall County, WV	0.5	62	65%	Appalachian
Oak Grove	Marshall County, WV	0.4	50	65%	Appalachian
Kensington	Columbiana Co., OH	0.6	68	65%	Appalachian
Leesville	Carroll Co., OH	0.2	18	65%	Appalachian
_____________

(1)	Statistics reflect 100 percent of the assets from our 65 percent ownership in our Northeast JV and 66 percent ownership of Cardinal gathering system.

(2)	Includes 100 percent of the statistics associated with operated equity-method investments.

Other NGL Operations
We also own and operate fractionation facilities at Moundsville, West Virginia, de-ethanization and condensate facilities at our Oak Grove plant, a condensate stabilization facility near our Moundsville fractionator, and an ethane transportation pipeline. Our condensate stabilizers are capable of handling approximately 17 Mbbls/d of field condensate. NGLs are extracted from the natural gas stream in our Oak Grove and Fort Beeler cryogenic processing plants. Our Oak Grove de-ethanizer is capable of handling up to approximately 80 Mbbls/d of mixed NGLs to extract up to approximately 40 Mbbls/d of ethane. Ethane produced at our de-ethanizer is transported to markets via our 50-mile ethane pipeline from Oak Grove to Houston, Pennsylvania. The remaining mixed NGL stream from the de-ethanizer is then transported via pipeline and fractionated at our Moundsville fractionation facilities, which are capable of handling approximately 43 Mbbls/d of mixed NGLs. The resulting products are then transported on truck or rail. Ohio Valley Midstream provides residue natural gas take away options for our customers with interconnections to three interstate transmission pipelines. We also have an NGL pipeline that transports product from our Oak Grove plant to Harrison County, Ohio.
We also own and operate 39 Mbbls/d of condensate stabilization capacity, a 135 Mbbls/d NGL fractionation facility, approximately 970,000 barrels of NGL storage capacity, and other ancillary assets, including loading and terminal facilities in Harrison County, Ohio.

Northeast G&P Operating Statistics

	2019	2018	2017

Volumes:
Gathering (Bcf/d) - Consolidated (1)	4.24	3.63	3.31
Gathering (Bcf/d) - Non-consolidated (2)	4.29	3.76	3.55
Plant inlet natural gas (Bcf/d) - Consolidated (1)	1.04	0.52	0.43
NGL production (Mbbls/d) (3)	76	46	38
__________

(1)	Includes volumes associated with Susquehanna Supply Hub, the Northeast JV, and Utica Supply Hub, all of which are consolidated.

(2)
Includes 100 percent of the volumes associated with operated equity-method investments, including the Laurel Mountain Midstream partnership; and the Bradford Supply Hub and a portion of the Marcellus South Supply Hub within Appalachia Midstream Investments. Volumes handled by Blue Racer Midstream, LLC (Blue Racer), (gathering and processing), which we do not operate, are not included.

(3)	Annual average Mbbls/d.

Certain Equity-Method Investments
Laurel Mountain
We operate and own a 69 percent interest in a joint venture, Laurel Mountain, that includes a 2,053-mile gathering system that we operate in western Pennsylvania with the capacity to gather 0.7 Bcf/d of natural gas. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale.

Caiman II
We own a 58 percent interest in third-party operated Caiman II, which owns a 50 percent interest in Blue Racer, a joint venture to own, operate, develop, and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 723 miles of gathering pipelines, and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 600 MMcf/d and fractionation capacity of approximately 134 Mbbls/d. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and NGL and condensate pipelines connecting Natrium to Berne. Blue Racer provides gathering, processing, and marketing service primarily under percentage of liquids and fixed fee agreements.
Appalachia Midstream Investments
Through our Appalachia Midstream Investments, we operate 100 percent of and own an approximate average 66 percent interest in the Bradford Supply Hub gathering system and own an approximate average 68 percent interest in the Marcellus South gathering system, together which consist of approximately 1,032 miles of gathering pipeline in the Marcellus Shale region with the capacity to gather 4,623 MMcf/d of natural gas. The majority of our volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania, and the northwestern panhandle of West Virginia in core areas of the Marcellus Shale. We operate the assets under long-term, 100 percent fixed-fee gathering agreements that include significant acreage dedications and, in the Bradford Supply Hub, a cost of service mechanism.
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

West
Gas Gathering, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets

	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations

Consolidated:
Wamsutter	Wyoming	2,265	0.7	100%	Wamsutter
Southwest Wyoming	Wyoming	1,614	0.5	100%	Southwest Wyoming
Piceance	Colorado	352	1.8	(2)	Piceance
Barnett Shale	Texas	845	0.8	100%	Barnett Shale
Eagle Ford Shale	Texas	1,275	0.6	100%	Eagle Ford Shale
Haynesville Shale	Louisiana	626	1.8	100%	Haynesville Shale
Permian	Texas	100	0.1	100%	Permian
Mid-Continent	Oklahoma & Texas	2,248	0.9	100%	Miss-Lime, Granite Wash, Colony Wash, Arkoma

Non-consolidated: (1)
Rocky Mountain Midstream	Colorado	192	0.6	50%	Denver-Julesburg
____________

(1)	Includes 100 percent of the statistics associated with an operated equity-method investment.

(2)
Includes our 60 percent ownership of a gathering system in the Ryan Gulch area with 140 miles of pipeline and 0.2 Bcf/d of inlet capacity, and our 67 percent ownership of a gathering system at Allen Point with 8 miles of pipeline and 0.1 Bcf/d of inlet capacity. We operate both systems. We own and operate 100 percent of the balance of the Piceance gathering assets.

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Opal	Opal, WY	1.1	47	100%	Southwest Wyoming
Willow Creek	Rio Blanco County, CO	0.5	30	100%	Piceance
Parachute	Garfield County, CO	1.1	6	100%	Piceance

Non-consolidated: (1)
Fort Lupton	Colorado	0.2	50	50%	Denver-Julesburg
Keenesburg I	Colorado	0.2	40	50%	Denver-Julesburg
____________

(1)	Includes 100 percent of the statistics associated with operated equity-method investments.

Marketing Services
We market gas and NGL products to a wide range of users in the energy and petrochemical industries. The NGL marketing business transports and markets our equity NGLs from the production at our processing plants, and also markets NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, and the NGL volumes owned by Discovery and RMM. The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale.

Other NGL Operations
We own interests in and/or operate NGL fractionation and storage assets in central Kansas near Conway. These assets include a 50 percent interest in an NGL fractionation facility with capacity of slightly more than 100 Mbbls/d and we own approximately 20 million barrels of NGL storage capacity.
West Operating Statistics

	2019	2018	2017

Volumes:
Gathering (Bcf/d) - Consolidated	3.52	4.27	4.53
Gathering (Bcf/d) - Non-consolidated (1)	0.20	0.08	—
Plant inlet natural gas (Bcf/d) - Consolidated	1.48	2.01	2.07
Plant inlet natural gas (Bcf/d) - Non-consolidated (1)	0.08	0.08	—
NGL production (Mbbls/d) - Consolidated (2)	54	84	77
NGL production (Mbbls/d) - Non-consolidated (1) (2)	12	3	—
NGL equity sales (Mbbls/d) - Consolidated (2)	22	33	29
__________

(1)
Includes 100 percent of the volumes associated with operated equity-method investments, including RMM and Jackalope. Jackalope was a consolidated entity in 2017 and first- and second-quarter 2018, an equity-method investment during third- and fourth-quarter 2018 as well as first-quarter 2019, and sold effective with second-quarter 2019.

(2)	Annual average Mbbls/d.
Sale of Four Corners Assets
In October 2018, we completed the sale of our natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado. The system was comprised of 3,742 miles of gathering pipeline with 1.8 Bcf/d of gas gathering inlet capacity and two processing facilities with a combined 0.7 Bcf/d of natural gas processing inlet capacity and 41 Mbbls/d of NGL production capacity.
Certain Equity-Method Investments
Brazos Permian II
We acquired a non-operated 15 percent interest in Brazos Permian II in December 2018 by contributing cash and our existing Delaware basin assets. This partnership consists of 725 miles of gas gathering pipelines, 460 MMcf/d of natural gas processing inlet capacity, and 75 miles of crude oil gathering pipelines.
Rocky Mountain Midstream
During the third quarter of 2018, our joint venture, RMM, purchased a natural gas and crude oil gathering and natural gas processing business in Colorado’s Denver-Julesburg basin. As of December 31, 2019, we operate and own 50 percent of RMM. RMM includes an approximate 80-mile crude oil gathering system.

Overland Pass Pipeline
We also operate and own a 50 percent interest in OPPL. OPPL is capable of transporting 255 Mbbls/d of NGLs and includes approximately 1,035 miles of NGL pipeline extending from Opal, Wyoming, to the Mid-Continent NGL market center near Conway, Kansas, along with extensions into the Piceance and Denver-Julesberg basins in Colorado and the Bakken Shale in the Williston basin in North Dakota. Our equity NGL volumes from our Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term transportation agreement. NGL volumes from our RMM equity-method investment are also transported on OPPL.
Jackalope
We previously owned and operated a 50 percent interest in Jackalope which provides gas gathering and processing services for the Powder River basin. During the second quarter of 2018, we deconsolidated Jackalope (see Note 6 – Investing Activities of Notes to Consolidated Financial Statements). During the second quarter of 2019, we sold our interest in Jackalope. Jackalope, which included the Bucking Horse gas processing plant, consisted of a 257-mile natural gas pipeline, 0.2 Bcf/d of gas gathering inlet capacity, 0.1 Bcf/d of natural gas processing inlet capacity, and 12 Mbbls/d of NGL production capacity.
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
Additional Business Segment Information
Revenues by service that exceeded 10 percent of consolidated revenues are presented in Note 2 – Revenue Recognition of Notes to Consolidated Financial Statements.
We perform certain management, legal, financial, tax, consultation, information technology, administrative, and other services for our subsidiaries.
Our principal sources of cash are from dividends and advances from our subsidiaries, investments, payments by subsidiaries for services rendered, and, if needed, external financings, and net proceeds from asset sales and sales of partial interests of our subsidiaries. The terms of our credit agreement, which also govern certain subsidiaries’ borrowing arrangements, may limit the transfer of funds to us under certain conditions.
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
We also own interests in and operate natural gas liquids pipelines that are regulated by various federal and state governmental agencies. Services provided on our interstate natural gas liquids pipelines are subject to regulation under the Interstate Commerce Act by the FERC, which has authority over the terms and conditions of service; rates, including depreciation and amortization policies; and initiation of service. Our intrastate natural gas liquids pipelines providing common carrier service are subject to regulation by various state regulatory agencies.
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
Pipeline Integrity Regulations
We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for gas transmission pipelines that could affect high-consequence areas in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified high-consequence areas and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new high-consequence areas have been completed. We estimate that the cost to be incurred in 2020 associated with this program to be approximately $133 million. Management considers costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Northwest Pipeline’s and Transco’s rates.
We have an enterprise-wide Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect high-consequence areas in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments expected to be completed within required time frames. In meeting the integrity regulations, we utilized government defined high-consequence areas and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to be incurred in 2020 associated with this program will be approximately $2 million. Ongoing periodic reassessments and initial assessments of any new high-consequence areas are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.
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
See Part II, Item 8. Financial Statements and Supplementary Data — Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements for further details on our regulatory matters. For additional information regarding regulatory matters, please also refer to Part 1, Item 1A. “Risk Factors” — “The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers,” and “The natural gas sales, transportation, and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines, including a reasonable rate of return.”
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
For additional information regarding the potential impact of federal, state, tribal, or local regulatory measures on our business and specific environmental issues, please refer to Part 1, Item 1A. “Risk Factors” — “Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data — Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements.
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
In our business, we predominately compete with major intrastate and interstate natural gas pipelines. In the last few years, local distribution companies have also started entering into the long-haul transportation business through joint venture pipelines. The principle elements of competition in the interstate natural gas pipeline business are based on rates, reliability, quality of customer service, diversity of supply, and proximity to customers and market hubs.
Significant entrance barriers to build new pipelines exist, including federal and growing state regulations and public opposition against new pipeline builds, and these factors will continue to impact potential competition for the foreseeable future. However, we believe our past success in working with regulators and the public, the position of our existing infrastructure, established strategic long-term contracts, and the fact that our pipelines have numerous receipt and delivery points along our systems provide us a competitive advantage, especially along the eastern seaboard and northwestern United States.
Midstream Business
Competition for natural gas gathering, processing, treating, transporting, and storing natural gas continues to increase as production from shales and other resource areas continues to grow. Our midstream services compete with similar facilities that are in the same proximity as our assets.
We face competition from companies of varying size and financial capabilities, including major and independent natural gas midstream providers, private equity firms, and major integrated oil and natural gas companies that gather, transport, process, fractionate, store, and market natural gas and NGLs, as well as some larger exploration and production companies that are choosing to develop midstream services to handle their own natural gas.
Our gathering and processing agreements are generally long-term agreements that may include acreage dedication. Competition for natural gas volumes is primarily based on reputation, commercial terms (products retained or fees charged), array of services provided, efficiency and reliability of services, location of gathering facilities, available capacity, downstream interconnects, and latent capacity. We believe our significant presence in traditional prolific supply basins, our solid positions in growing shale plays, our expertise and reputation as a reliable operator, and our ability to offer integrated packages of services position us well against our competition.
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
EMPLOYEES
At February 1, 2020, we had 4,812 full-time employees.
WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION
We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents electronically with the SEC under the Exchange Act.
Our Internet website is www.williams.com. We make available, free of charge, through the Investors tab of our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Sustainability Report, Code of Ethics for Senior Officers, Board committee charters, and the Williams Code of Business Conduct are also available on our Internet website. We will also provide, free of charge, a copy of any of our corporate documents listed above upon written request to our Corporate Secretary, One Williams Center, Suite 4700, Tulsa, Oklahoma 74172.

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

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•	Availability of supplies, market demand, and volatility of prices;

•	Development and rate of adoption of alternative energy sources;

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

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

•	The strength and financial resources of our competitors and the effects of competition;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Whether we will be able to effectively execute our financing plan;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices;

•	The physical and financial risks associated with climate change;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction related inputs including skilled labor;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•	Changes in the current geopolitical situation;

•	Whether we are able to pay current and expected levels of dividends;

•	Additional risks described in our filings with the Securities and Exchange Commission.

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

Our ability to maintain and expand our natural gas transportation and midstream businesses depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves connected to our systems and processing facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, or the lack of available capital have, and may continue to, adversely affect the development and production of existing or additional natural gas reserves and the installation of gathering, storage, and pipeline transportation facilities. The import and export of natural gas supplies may also be affected by such conditions. Low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers. A failure to obtain access to sufficient natural gas supplies will adversely impact our ability to maximize the capacities of our gathering, transportation, and processing facilities.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make prepayments or provide security to satisfy credit concerns or are dependent upon us, in some cases without a readily available alternative, to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer and counterparty credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with the customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties or otherwise do not take or are unable to take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness, and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We face pressures from our stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stockholders may require us to implement ESG procedures or standards in order to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in our 2018 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change and environmental stewardship. It is possible, however, that our stockholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stockholders’ expectations, our business, ability to access capital, and/or our stock price could be harmed.

Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.

The occurrence of any of the foregoing could have a material adverse effect on the price of our stock and our business and financial condition.

We may be subject to physical and financial risks associated with climate change.

The threat of global climate change may create physical and financial risks to our business. Energy needs vary with weather conditions. To the extent weather conditions may be affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Weather conditions outside of our operating territory could also have an impact on our revenues. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.

Additionally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions.

To the extent financial markets view climate change and greenhouse gas (“GHG”) emissions as a financial risk, this could negatively impact our cost of and access to capital. Climate change and GHG regulation could also reduce demand for our services. Our business could also be affected by the potential for lawsuits against GHG emitters, based on links drawn between GHG emissions and climate change.

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

We have defined benefit pension plans and other postretirement benefit plans. The timing and amount of our funding requirements under the defined benefit pension plans depend upon a number of factors that we control, including changes to pension plan benefits, as well as factors outside of our control, such as asset returns, interest rates, and changes in pension laws. Changes to these and other factors that can significantly increase our funding requirements could have a significant adverse effect on our financial condition and results of operations.

Failure to attract and retain an appropriately qualified workforce could negatively impact our results of operations.

Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, the challenges of attracting new, qualified workers to the midstream energy industry, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate the businesses. If we are unable to successfully attract and retain an appropriately qualified workforce, results of operations could be negatively impacted.

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

Our total outstanding long-term debt (including current portion) as of December 31, 2019, was $22.3 billion.

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

Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Note 15 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.

Changes to interest rates or increases in interest rates could adversely impact our access to credit, share price, our ability to issue securities or incur debt for acquisitions or other purposes, and our ability to make cash dividends at our intended levels.

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

In addition, climate change regulations and the costs associated with the regulation of emissions of greenhouse gases have the potential to affect our business. Regulatory actions by the Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emission controls on our facilities, or administer and manage our GHG compliance program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.

In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner than and/or independent of federal regulation. These regulations could be more stringent than any federal legislation that may be adopted. Future legislation and/or regulation designed to reduce GHG emissions could make some of our activities uneconomic to maintain or operate. We continue to monitor legislative and regulatory developments in this area and otherwise take efforts to limit and reduce GHG emissions from our facilities. Although the regulation of GHG emissions may have a material impact on our operations and rates, we believe it is premature to attempt to quantify the potential costs of the impacts.
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
On June 13, 2013, an explosion and fire occurred at our formerly owned Geismar olefins plant and rendered the facility temporarily inoperable (Geismar Incident). On October 21, 2013, the EPA, Region 6, issued an Inspection Report pursuant to the Clean Air Act’s Risk Management Program following its inspection of the facility on June 24 through June 28, 2013. The report notes the EPA’s preliminary determinations about the facility’s documentation regarding process safety, process hazard analysis, as well as operating procedures, employee training, and other matters. On June 16, 2014, we received a request for information related to the Geismar Incident from the EPA under Section 114 of the Clean Air Act to which we responded on August 13, 2014. We have worked with the agency to resolve these matters and in the second half of 2019, entered into a Stipulation of Settlement, which includes a penalty of $750,000 that will be due within thirty days of the Court’s entry of the settlement. The Court set a fairness hearing on the settlement for December 11, 2019. Prior to the scheduled hearing, the Court continued the hearing without setting a new date.
On May 5, 2017, we entered into a Consent Order with the Georgia Department of Natural Resources, Environmental Protection Division (GADNR) pertaining to alleged violations of the Georgia Water Quality Control Act and associated rules arising from a permit issued by GADNR for construction of Transco’s Dalton expansion project. Pursuant to the Consent Order, we paid a fine of $168,750 and agreed to a Corrective Action Plan.
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All Notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We are exploring global resolution of the claims at these facilities, as well as alleged violations at certain other facilities, with the DOJ. Global resolution would include both payment of a civil penalty and an injunctive relief component. We continue to work with the DOJ and the other agencies to resolve these claims, whether individually or globally, and negotiations are ongoing.
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The name, title, age, period of service, and recent business experience of each of our executive officers as of February 24, 2020, are listed below.

Name and Position	Age	Business Experience in Past Five Years
Alan S. Armstrong	57	2011 to present	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Director, Chief Executive Officer, and President		2015 to 2018	Chairman of the Board, WPZ
		2014 to 2018	Chief Executive Officer, WPZ
		2012 to 2018	Director of the general partner, WPZ
Walter J. Bennett	50	2020 to present	Senior Vice President Gathering & Processing, The Williams Companies, Inc.
Senior Vice President Gathering & Processing		2015 to 2019	Senior Vice President – West, The Williams Companies, Inc.
		2013 to 2018	Senior Vice President – West of the general partner, WPZ
		2017	Director of the general partner, WPZ
John D. Chandler	50	2017 to present	Senior Vice President and Chief Financial Officer, The Williams Companies, Inc.
Senior Vice President and Chief Financial Officer		2017 to 2018	Director of the general partner, WPZ
		2009 to 2014	Senior Vice President and Chief Financial Officer, Magellan GP, LLC
Debbie Cowan	42	2018 to present	Senior Vice President – Chief Human Resources Officer, The Williams Companies, Inc.
Senior Vice President – Chief Human Resources Officer		2013 to 2018	Global Vice President of Human Resources, Koch Chemical Technology Group, LLC
Micheal G. Dunn	54	2017 to present	Executive Vice President and Chief Operating Officer, The Williams Companies, Inc.
Executive Vice President and Chief Operating Officer		2017 to 2018	Director of the general partner, WPZ
		2015 to 2016	President / Executive Vice President, Questar Pipeline / Questar Corporation
		2010 to 2015	President and Chief Executive Officer, PacifiCorp Energy
Scott A. Hallam	43	2020 to present	Senior Vice President Transmission & Gulf of Mexico, The Williams Companies, Inc.
Senior Vice President Transmission & Gulf of Mexico		2019	Senior Vice President – Atlantic-Gulf, The Williams Companies, Inc.
		2017 to 2019	Vice President GM Atlantic-Gulf, The Williams Companies, Inc.
		2015 to 2017	Vice President Northeast OA, The Williams Companies, Inc.
		2013 to 2015	General Manager – Utica, ACMP
John E. Poarch	54	2020 to present	Senior Vice President Project Execution, The Williams Companies, Inc.
Senior Vice President Project Execution		2017 to 2019	Senior Vice President – Engineering Services, The Williams Companies, Inc.
		2017	Vice President – Commercial - West, The Williams Companies, Inc.
		2015 to 2017	Vice President – Commercial & Business Development, The Williams Companies, Inc.
		2011 to 2015	General Manager – Eagle Ford, ACMP

Name and Position	Age	Business Experience in Past Five Years
John D. Porter	50	2020 to present	Vice President, Controller, and Chief Accounting Officer, The Williams Companies, Inc.
Vice President, Controller, and Chief Accounting Officer		2017 to 2019	Vice President Enterprise Financial Planning & Analysis and Investor Relations, The Williams Companies
		2013 to 2017	Director of Investor Relations & Enterprise Planning
T. Lane Wilson	53	2017 to present	Senior Vice President and General Counsel, The Williams Companies, Inc.
Senior Vice President, General Counsel		2009 to 2017	United States Magistrate Judge for the Northern District of Oklahoma
Chad J. Zamarin	43	2017 to present	Senior Vice President – Corporate Strategic Development, The Williams Companies, Inc.
Senior Vice President – Corporate Strategic Development		2017 to 2018	Director of the general partner, WPZ
		2014 to 2017	President – Pipeline and Midstream, Cheniere Energy

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 19, 2020, we had 6,512 holders of record of our common stock.
Performance Graph
Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index, the Bloomberg Americas Pipelines Index, and the Arca Natural Gas Index for the period of five fiscal years commencing January 1, 2015. The Bloomberg Americas Pipelines Index is composed of Enbridge Inc., Kinder Morgan, Inc., TC Energy Corporation, ONEOK, Inc., Pembina Pipeline Corporation, Cheniere Energy, Inc., Targa Resources Corp., Inter Pipeline Ltd., and Williams. The Arca Natural Gas Index is comprised of over 20 highly capitalized companies in the natural gas industry involved primarily in natural gas exploration and production and natural gas pipeline transportation and transmission. The graph below assumes an investment of $100 at the beginning of the period.

Cumulative Total Shareholder Return
The Williams Companies, Inc.
S&P 500 Index
Bloomberg Americas Pipelines Index
Arca Natural Gas Index
Dollars
$200
$180
$160
$140
$120
$100
$80
$60
$40
2014
2015
2016
2017
2018
2019

	2014	2015	2016	2017	2018	2019
The Williams Companies, Inc.	100.0	60.8	79.8	81.5	62.0	70.8
S&P 500 Index	100.0	101.4	113.5	138.3	132.2	173.8
Bloomberg Americas Pipelines Index	100.0	55.0	80.7	80.5	69.0	93.4
Arca Natural Gas Index	100.0	61.0	89.7	76.3	52.1	51.5

Item 6. Selected Financial Data
The following financial data at December 31, 2019 and 2018, and for each of the three preceding years in the period ended December 31, 2019, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Millions, except per-share amounts)
Revenues	$8,201	$8,686	$8,031	$7,499	$7,360
Income (loss) from continuing operations (1)	729	193	2,509	(350)	(1,314)
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations (2)	862	(156)	2,174	(424)	(571)
Diluted income (loss) from continuing operations per common share	.71	(.16)	2.62	(.57)	(.76)
Total assets at December 31	46,040	45,302	46,352	46,835	49,020
Commercial paper, lease liabilities, and long-term debt (including current portions) at December 31	22,497	22,414	20,935	23,502	24,487
Stockholders’ equity at December 31 (3)	13,363	14,660	9,656	4,643	6,148
Cash dividends declared per common share	1.52	1.36	1.20	1.68	2.45
Diluted weighted-average shares outstanding (thousands)	1,214,011	973,626	828,518	750,673	749,271
_________

(1)	Income (loss) from continuing operations:

•
For 2019 includes $464 million of impairments of certain assets, including a $354 million impairment of Constitution’s capitalized project costs, and $186 million impairments of certain equity-method investments, partially offset by a $122 million gain on the sale of our Jackalope equity-method investment;

•
For 2018 includes a $1.849 billion impairment of certain assets located in the Barnett Shale region, partially offset by a $591 million gain on the sale of our Four Corners area assets, a $141 million gain on the deconsolidation of certain Permian assets, and a $101 million gain from the sale of our Gulf Coast pipeline system assets;

•
For 2017 includes a $1.923 billion benefit for income taxes resulting from Tax Reform rate change and a $1.095 billion pre-tax gain on the sale of our Geismar Interest, partially offset by $1.248 billion of pre-tax impairments of certain assets and $776 million of pre-tax regulatory charges resulting from Tax Reform;

•	For 2016 includes an $873 million impairment of certain assets and a $430 million impairment of certain equity-method investments;

•	For 2015 includes a $1.4 billion impairment of certain equity-method investments and a $1.1 billion impairment of goodwill.

(2)	Income (loss) from continuing operations attributable to the Williams Companies, Inc. available to common stockholders:

•	For 2019 includes benefit of $209 million reflecting the noncontrolling interests’ share of the impairment of Constitution’s capitalized project costs.

(3)	Stockholders’ equity at December 31:

•	For 2019 includes a decrease related to a sale of a partial interest in our Northeast JV business;

•	For 2018 includes an increase reflecting our issuance of common stock associated with our merger with WPZ in August 2018;

•	For 2017 includes increases reflecting our issuance of common stock as part of our Financial Repositioning and a significant increase in our ownership of WPZ.

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
As of December 31, 2019, our operations are presented within the following reportable segments: Atlantic-Gulf, Northeast G&P, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities as well as corporate activities are included in Other. Our reportable segments are comprised of the following businesses:

•
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transco, and natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated variable interest entity), which is a proprietary floating production system, as well as a 50 percent equity-method investment in Gulfstream, a 60 percent equity-method investment in Discovery, and a 41 percent equity-method investment in Constitution as of December 31, 2019.

•
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania, New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

•
West is comprised of our interstate natural gas pipeline, Northwest Pipeline, and our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent equity-method investment in Brazos Permian II. West also included our former natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado, which were sold during the fourth quarter of 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements), and our former 50 percent interest in Jackalope (an equity-method investment following deconsolidation as of June 30, 2018), which was sold in April 2019, and our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) (see Note 6 – Investing Activities of Notes to Consolidated Financial Statements).

•
Other includes minor business activities that are not operating segments, as well as corporate operations. Other also includes our previously owned operations, including an 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana, which was sold in July 2017 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements), and a refinery grade propylene splitter in the Gulf region, which was sold in June 2017.

Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report. Effective January 1, 2020, the composition of our reportable segments changed (see Part I, Item I Business Segments for further discussion).
Dividends
In December 2019, we paid a regular quarterly dividend of $0.38 per share. On January 28, 2020, our board of directors approved a regular quarterly dividend of $0.40 per share payable on March 30, 2020.
Overview
Net income (loss) attributable to The Williams Companies, Inc., for the year ended December 31, 2019, increased $1.005 billion compared to the year ended December 31, 2018, reflecting:

•	A $1.451 billion decrease in Impairment of certain assets;

•
A $431 million increase in Service revenues primarily associated with Transco expansion projects, the consolidation of UEOM beginning March 2019, and growth in Northeast G&P volumes, partially offset by lower revenues from our Barnett Shale operations primarily associated with the reduced recognition of deferred revenue and the end of a contractual MVC period, as well as the absence of revenues from operations sold or deconsolidated during 2018;

•
A $484 million decrease to Net income (loss) attributable to noncontrolling interests primarily due to the WPZ Merger in the third quarter of 2018, as well as the noncontrolling interests’ share of the 2019 Constitution impairment.

These favorable changes were partially offset by:

•	A $694 million decrease in the Gain on sale of certain assets and businesses primarily related to the sale of the Four Corners area business in the fourth quarter of 2018;

•
A $266 million decrease in Other investing income (loss) – net primarily due to the absence of 2018 gains on deconsolidations and 2019 impairments of equity-method investments, partially offset by a 2019 gain on the sale of our interest in Jackalope;

•	$138 million of lower commodity margins;

•	$74 million of higher net interest expense;

•	$58 million lower allowance for equity funds used during construction (AFUDC);

•
A $197 million increase in provision for income taxes driven by higher pre-tax income, partially offset by the absence of a 2018 charge to establish a valuation allowance on deferred tax assets that may not be realized following the WPZ merger.

Acquisition of UEOM
As of December 31, 2018, we owned a 62 percent interest in UEOM which we accounted for as an equity-method investment. On March 18, 2019, we signed and closed the acquisition of the remaining 38 percent interest in UEOM. Total consideration paid, including post-closing adjustments, was $741 million in cash funded through credit facility borrowings and cash on hand. As a result of acquiring this additional interest, we obtained control of and now consolidate UEOM. (See Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements.)
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. (See Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements.)
Sale of Jackalope
In April 2019, we sold our 50 percent equity-method interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements.)
Constitution

Although Constitution received a certificate of public convenience and necessity from the FERC to construct and operate the proposed pipeline and obtained, among other approvals, a waiver of the water quality certification under Section 401 of the Clean Water Act for the New York portion of the project, the members of Constitution, following extensive evaluation and discussion, recently determined that the underlying risk-adjusted return for this greenfield pipeline project has diminished in such a way that further development is no longer supported. (See Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements for further discussion.)
Expansion Project Updates
Significant expansion project updates for the period, including projects placed into service are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Northeast G&P
Ohio River Supply Hub Expansion
We agreed to expand our services for certain customers to provide additional rich gas processing capacity in the Marcellus and Upper Devonian Shale in West Virginia and Pennsylvania. Associated with these agreements, we have expanded the inlet processing capacity of our Oak Grove facility to 400 MMcf/d. We have also constructed a new NGL pipeline from Moundsville to the Harrison Hub fractionation facility to provide an additional outlet for NGLs. These expansions are supported by long-term, fee-based agreements and volumetric commitments.
Susquehanna Supply Hub Expansion
In November 2019, we completed a 500 MMcf/d expansion of the gathering systems in the Susquehanna Supply Hub to bring the capacity to approximately 4.3 Bcf/d.
Atlantic-Gulf
Rivervale South to Market
In August 2018, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the existing Rivervale interconnection with Tennessee Gas Pipeline on Transco’s North New Jersey Extension to other existing Transco locations within New

Jersey. The project was placed into partial service in July 2019. The remaining portion of the project was placed into service in September 2019. The full project increased capacity by 190 Mdth/d.
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
Gateway
In December 2018, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from PennEast Pipeline Company’s proposed interconnection with Transco’s mainline south of Station 205 in New Jersey to other existing Transco meter stations within New Jersey. The project was placed into service in December 2019 and increased capacity by 65 Mdth/d.
Gulf Connector
In January 2019, the Gulf Connector project was placed into service. This project expanded Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 65 in Louisiana to delivery points in Wharton and San Patricio Counties, Texas. The project increased capacity by 475 Mdth/d.
West
North Seattle Lateral Upgrade
In July 2018, we received approval from the FERC to expand delivery capabilities on Northwest Pipeline’s North Seattle Lateral. The project consists of the removal and replacement of approximately 5.9 miles of 8-inch diameter pipeline with new 20-inch diameter pipeline. The project was placed into service in November 2019. The project increased delivery capacity by approximately 159 Mdth/d.
Wamsutter Expansion
We have expanded our gathering and processing infrastructure in the Wamsutter region of Wyoming in order to meet our customers’ production plans. We have completed construction of new compressor stations and modifications to our processing facilities, which were placed into service throughout 2019. The expansion added approximately 20 miles of gathering pipelines and approximately 15,000 horsepower of compression.
Filing of Rate Case
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and were not subject to refund. In March 2019, the FERC accepted our motion to place the rates that were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. We anticipate FERC approval of the stipulation and agreement in the second quarter of 2020. As of December 31, 2019, we have provided a $189 million reserve for rate refunds related to increased rates collected since March 2019, which we believe is adequate for any refunds that may be required.

Commodity Prices
NGL per-unit margins were approximately 44 percent lower in 2019 compared to 2018 primarily due to a 31 percent and a 44 percent decrease in per-unit non-ethane and ethane sales prices, respectively, slightly offset by an approximate 10 percent decrease in per-unit natural gas feedstock prices.
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
Our business plan for 2020 includes a continued focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. Many of our producer customers are being impacted by extremely low natural gas and NGL prices, which are driving decreased drilling. We are responding by reducing the pace of our capital growth spending in our gathering and processing business and remaining committed to operating cost discipline.
In 2020, our operating results are expected to include increases from Transco’s recent expansion projects placed in-service and general rate settlement as previously discussed. We also expect an increase from a full year contribution from the Norphlet project, partially offset by lower deferred revenue amortization from Gulfstar, both in the Eastern Gulf region. Northeast results are expected to increase from higher gathering and processing volumes.We expect decreases in the West primarily due to lower deferred revenue amortization in the Barnett Shale and lower revenues from our Haynesville operations, partially offset by increased results from our DJ Basin and Eagle Ford operations. Additionally, we expect our recently implemented organizational realignment will benefit our expenses.
Our growth capital and investment expenditures in 2020 are expected to be in a range from $1.1 billion to $1.3 billion. Growth capital spending in 2020 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, and our Bluestem NGL pipeline project in the Mid-Continent region. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
Potential risks and obstacles that could impact the execution of our plan include:

•	Opposition to, and legal regulations affecting, our infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;

•	Counterparty credit and performance risk;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Unexpected changes in customer drilling and production activities, which could negatively impact gathering and processing volumes;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices, and margins;

•	General economic, financial markets, or further industry downturns, including increased interest rates;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•	Other risks set forth under Part I, Item 1A. Risk Factors in this report.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Atlantic-Gulf
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
Northeast Supply Enhancement
In May 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection remain pending, with each such agency having denied, without prejudice, Transco’s applications for such approvals. We have refiled our applications for those approvals and have addressed the technical issues identified by the agencies. We plan to place the project into service in the fall of 2021, assuming timely receipt of these remaining approvals. The project is expected to increase capacity by 400 Mdth/d.
Southeastern Trail
In October 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 pooling point in Louisiana. We plan to place the project into service in late 2020. The project is expected to increase capacity by 296 Mdth/d.
Leidy South
In July 2019, we filed an application with the FERC for approval of the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We plan to place the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.

West
Project Bluestem
We are expanding our presence in the Mid-Continent region through building a 188-mile NGL pipeline from our fractionator near Conway, Kansas to an interconnect with a third-party NGL pipeline system in Oklahoma, providing us with firm access to Mt. Belvieu pricing. As part of the project, the third-party intends to construct a 110-mile pipeline extension of their existing NGL pipeline system that will have an initial capacity of 120 Mbbls/d. Further, during the first quarter of 2019, we exercised an option to purchase a 20 percent equity interest in a Mt. Belvieu fractionation train developed by the third party. The pipeline and extension projects are expected to be placed into service during the first quarter of 2021.
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
Pension and Postretirement Obligations
We have employee benefit plans that include pension and other postretirement benefits. Net periodic benefit cost and obligations for these plans are impacted by various estimates and assumptions. These estimates and assumptions include the expected long-term rates of return on plan assets, discount rates, cash balance interest crediting rate, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed. The assumptions utilized to compute cost and the benefit obligations are shown in Note 10 – Employee Benefit Plans of Notes to Consolidated Financial Statements.
The following table presents the estimated increase (decrease) in net periodic benefit cost and obligations resulting from a one-percentage-point change in the specific assumption.

	Benefit Cost		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$(2)	$4	$(102)	$120
Expected long-term rate of return on plan assets	(12)	12	—	—
Cash balance interest crediting rate	12	(10)	71	(60)
Other postretirement benefits:
Discount rate	1	2	(23)	28
Expected long-term rate of return on plan assets	(2)	2	—	—
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

Our expected long-term rate of return on plan assets used for our pension plans was 5.26 percent in 2019. The 2019 actual return on plan assets for our pension plans was approximately 19.0 percent. The 10-year average rate of return on pension plan assets through December 2019 was approximately 8.1 percent. The expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance. Changes to our asset allocation also impact the expected rates of return.
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
Equity-Method Investments
We continue to monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value. When evidence of a loss in value has occurred, we compare our estimate of the fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We generally estimate the fair value of our investments using an income approach where significant judgments and assumptions include expected future cash flows and the appropriate discount rate. We also utilize a form of market approach to estimate the fair value of our investments. During 2019, we recognized impairments totaling $186 million related to our equity-method investments. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2019. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,
	2019	$ Change from 2018*	% Change from 2018*	2018	$ Change from 2017*	% Change from 2017*	2017
	(Millions)
Revenues:
Service revenues	$5,933	+431	+8%	$5,502	+190	+4%	$5,312
Service revenues – commodity consideration	203	-197	-49%	400	+400	NM	—
Product sales	2,065	-719	-26%	2,784	+65	+2%	2,719
Total revenues	8,201			8,686			8,031
Costs and expenses:
Product costs	1,961	+746	+28%	2,707	-407	-18%	2,300
Processing commodity expenses	105	+32	+23%	137	-137	NM	—
Operating and maintenance expenses	1,468	+39	+3%	1,507	+69	+4%	1,576
Depreciation and amortization expenses	1,714	+11	+1%	1,725	+11	+1%	1,736
Selling, general, and administrative expenses	558	+11	+2%	569	+25	+4%	594
Impairment of certain assets	464	+1,451	+76%	1,915	-667	-53%	1,248
Gain on sale of certain assets and businesses	2	-694	NM	(692)	-403	-37%	(1,095)
Regulatory charges resulting from Tax Reform	—	-17	-100%	(17)	+691	NM	674
Other (income) expense – net	8	+59	+88%	67	+4	+6%	71
Total costs and expenses	6,280			7,918			7,104
Operating income (loss)	1,921			768			927
Equity earnings (losses)	375	-21	-5%	396	-38	-9%	434
Other investing income (loss) – net	(79)	-266	NM	187	-95	-34%	282
Interest expense	(1,186)	-74	-7%	(1,112)	-29	-3%	(1,083)
Other income (expense) – net	33	-59	-64%	92	+117	NM	(25)
Income (loss) from continuing operations before income taxes	1,064			331			535
Provision (benefit) for income taxes	335	-197	-143%	138	-2,112	NM	(1,974)
Income (loss) from continuing operations	729			193			2,509
Income (loss) from discontinued operations	(15)	-15	NM	—	—	—%	—
Net income (loss)	714			193			2,509
Less: Net income (loss) attributable to noncontrolling interests	(136)	+484	NM	348	-13	-4%	335
Net income (loss) attributable to The Williams Companies, Inc.	$850			$(155)			$2,174
_______

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2019 vs. 2018
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in service in 2019 and 2018, as well as the impact of the consolidation of UEOM, higher Northeast volumes at the Susquehanna Supply Hub and Ohio Valley Midstream regions, and higher gathering rates and volumes at the Utica Shale region. These increases are partially offset by the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations, as well as lower revenue in the Barnett Shale associated with the end of a contractual MVC period and lower revenue at Gulfstar primarily associated with producer operational issues.
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
Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities, lower volumes from our equity NGL sales primarily reflecting the absence of our former Four Corners area operations, and lower system management gas sales, partially offset by higher marketing volumes. Marketing sales and system management gas sales are substantially offset in Product costs.
Product costs decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL production activities. This decrease also includes lower volumes acquired as commodity consideration for NGL processing services reflecting the absence of our former Four Corners area operations and lower system management gas purchases, partially offset by higher volumes for marketing activities.
Processing commodity expenses decreased primarily due to lower production of equity NGLs primarily related to ethane rejection and the absence of our former Four Corners area operations, and lower prices for natural gas purchases associated with our NGL production.
Operating and maintenance expenses decreased primarily due to the absence of our former Four Corners area operations and lower contracted services at Transco primarily due to the timing of required engine overhauls and integrity testing. These decreases are partially offset by the impact of the consolidation of UEOM and by a $32 million charge for severance and related costs primarily associated with a voluntary separation program (VSP) in 2019.
Depreciation and amortization expenses decreased primarily due to the 2018 impairment of certain assets in the Barnett Shale region and the absence of assets disposed including our former Four Corners area operations, partially offset by new assets placed in service and by the impact of the consolidation of UEOM.
Selling, general, and administrative expenses decreased primarily due to the absences of a charitable contribution of preferred stock to the Williams Foundation, Inc. (see Note 16 – Stockholders' Equity of Notes to Consolidated Financial Statements) and fees associated with the WPZ Merger, partially offset by a $25 million charge for severance and related costs primarily associated with our 2019 VSP, and transaction expenses associated with the acquisition of UEOM and the formation of the Northeast JV.
Impairment of certain assets includes 2019 impairments of our Constitution development project, certain Eagle Ford Shale gathering assets, and certain assets that may no longer be in use or are surplus in nature. Asset impairments in 2018 included certain assets in the Barnett Shale region and certain idle pipelines (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Gain on sale of certain assets and businesses includes gains recognized on the sales of our Four Corners area and our Gulf Coast pipeline systems in 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes net favorable changes to charges and credits to regulatory assets and liabilities, partially offset by the absence of a 2018 gain on asset retirement (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements).

The favorable change in Operating income (loss) includes lower impairments of assets, an increase in Service revenues primarily associated with Transco projects placed in-service and higher volumes in the Northeast region, the favorable impact of acquiring the additional interest of UEOM, and higher Transco rates and favorable changes in the amortization of regulatory assets and liabilities. The change is also impacted favorably by the absence of a charitable contribution of preferred stock to the Williams Foundation, Inc., and the absence of fees associated with the WPZ Merger. These favorable changes were partially offset by the impact of asset divestitures and deconsolidations during 2018, including the related gains on sales. They were also partially offset by lower margins associated with our equity NGL production primarily associated with lower prices, higher depreciation expense associated with new assets placed in service, and charges for severance and related costs primarily associated with our VSP.
The unfavorable change in Equity earnings (losses) is primarily due to 2019 losses from our Brazos Permian II investment acquired in December 2018 of $14 million, the impact of the consolidation of UEOM during the first quarter of 2019 which reduced equity earnings by $9 million, and a $7 million unfavorable impact related to the April 2019 sale of our Jackalope investment. Additionally, equity earnings at Aux Sable decreased $9 million related to lower rates reflecting lower NGL prices. These decreases are partially offset by improved results at our Appalachia Midstream Investments of $20 million.
The unfavorable change in Other investing income (loss) – net includes higher impairments of equity-method investments, the absence of 2018 gains on the deconsolidations of our Delaware basin assets and Jackalope, and a 2019 loss on the deconsolidation of Constitution. These were partially offset by a 2019 gain on the disposition of Jackalope (see Note 6 – Investing Activities of Notes to Consolidated Financial Statements).
Interest expense increased primarily due to an increase in financing obligations associated with Transco’s Atlantic Sunrise project and lower Interest capitalized related to construction projects that have been placed into service. (See Note 15 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a decrease in equity AFUDC associated with reduced capital expenditures on projects, partially offset by the absence of 2018 unfavorable settlement charges from our pension early payout program (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income attributable to The Williams Companies, Inc, partially offset by the absence of a charge to establish a $105 million valuation allowance, recorded in 2018, on certain deferred tax assets that may not be realized following the WPZ merger. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to our third- quarter 2018 acquisition of the publicly held interests in WPZ associated with the WPZ Merger, the impairment of Constitution project costs, and lower results at Gulfstar.
2018 vs. 2017
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in-service in 2017 and 2018, as well as higher gathering volumes at the Susquehanna Supply Hub and Ohio River Supply Hub. These increases were partially offset by an unfavorable change in the rate of deferred revenue recognition resulting from implementing Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (ASC 606), reduced revenues from our Four Corners area operations that were sold in October 2018, a reduction of rates resulting from a Northwest Pipeline rate case settlement, and a decrease following the Jackalope deconsolidation.
Service revenues – commodity consideration increased as the result of implementing ASC 606 using a modified retrospective approach, effective January 1, 2018. Therefore, prior periods were not recast. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting

Policies of Notes to Consolidated Financial Statements.) Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
Product sales increased primarily due to higher marketing sales and higher system management gas sales, which are offset in Product costs, and higher sales from the production of our equity NGLs, reflecting higher NGL prices. These increases are partially offset by the absence of $269 million in olefins sales associated with our former olefins operations in 2017.
The increase in Product costs is primarily due to the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, as well as higher marketing and system management gas purchases. This increase is partially offset by the absence of $147 million of olefin feedstock purchases due to the sale of our former olefins operations, as well as the absence of natural gas purchases associated with the production of equity NGLs, which are reported in Processing commodity expenses in conjunction with the 2018 implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
Operating and maintenance expenses decreased primarily due to the absence of $80 million of costs associated with our former olefins and Four Corners area operations.
Depreciation and amortization expenses decreased primarily due to the absence of our former olefins and Four Corners area operations, partially offset by new assets placed in-service.
Selling, general, and administrative expenses decreased primarily due to the absence of severance-related, organizational realignment, and Financial Repositioning costs incurred in 2017, $25 million in reduced costs associated with our former olefins and Four Corners area operations, and cost containment efforts. These decreases are partially offset by a charitable contribution of preferred stock to The Williams Companies Foundation, Inc. and fees associated with the WPZ Merger.
Impairment of certain assets includes 2018 impairments on certain assets in the Barnett Shale region and certain idle pipelines and 2017 impairments associated with certain assets in the Mid-Continent, Marcellus South, and Houston Ship Channel areas (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Gain on sale of certain assets and businesses includes gains recognized on the sales of our Four Corners area in October 2018, our Gulf Coast pipeline systems in December 2018 and our Geismar Interest in July 2017 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).
Regulatory charges resulting from Tax Reform relates to the 2017 establishment of regulatory liabilities for the probable return to customers through future rates of the future decrease in income taxes payable associated with Tax Reform. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes the benefit of establishing a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the WPZ Merger in 2018, substantially offset by the absence of gains from certain contract settlements and terminations in 2017, the absence of a gain on the sale of our RGP Splitter in 2017, and 2018 charges establishing a regulatory liability associated with a decrease in Northwest Pipeline's estimated deferred state income tax rate following the WPZ Merger (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements).
Operating income (loss) changed unfavorably primarily due to higher impairments of assets, lower gains on sales of assets and businesses, and the absence of operating income associated with our former olefins and Four Corners area operations, partially offset by the absence of regulatory charges resulting from Tax Reform, higher Service revenues primarily from expansion projects, and higher NGL margins.

The unfavorable change in Equity earnings (losses) is primarily due to a decrease in volumes at Discovery, partially offset by improved results at our Appalachia Midstream Investments and the deconsolidation of our Jackalope interest, which is accounted for as an equity-method investment beginning in the second quarter of 2018.
Other investing income (loss) – net includes a 2017 gain on disposition of our investments in DBJV and Ranch Westex JV LLC, a 2018 impairment related to our investment in UEOM, and 2018 gains on the deconsolidations of certain Permian basin assets and of our interest in Jackalope. (See Note 6 – Investing Activities of Notes to Consolidated Financial Statements.)
Interest expense increased primarily due to an increase in other financing obligations associated with Transco's Dalton and Atlantic Sunrise projects, as well as expense related to the deemed financing component of certain contract liabilities resulting from our implementation of ASC 606 in 2018. This increase is partially offset by lower interest rates on our outstanding debt in 2018 and lower borrowings on our credit facilities in 2018.
Other income (expense) – net below Operating income (loss) changed favorably primarily due to a decrease in charges reducing regulatory assets related to deferred taxes on equity AFUDC resulting from Tax Reform, an increase in equity AFUDC, and a lower settlement charge from the pension early payout program. These favorable changes were partially offset by a decrease due to the absence of a net gain on early retirement of debt in 2017 and a loss on early retirement of debt in 2018. (See Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements.)
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
Year-Over-Year Operating Results – Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 20 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.

Atlantic-Gulf

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Service revenues	$2,861	$2,509	$2,239
Service revenues – commodity consideration	41	59	—
Product sales	288	435	484
Segment revenues	3,190	3,003	2,723

Product costs	(288)	(438)	(437)
Processing commodity expenses	(16)	(16)	—
Other segment costs and expenses	(814)	(799)	(819)
Impairment of certain assets	(354)	—	—
Gain on sale of certain assets and businesses	—	81	—
Regulatory charges resulting from Tax Reform	—	9	(493)
Proportional Modified EBITDA of equity-method investments	177	183	264
Atlantic-Gulf Modified EBITDA	$1,895	$2,023	$1,238

Commodity margins	$25	$40	$47
2019 vs. 2018
Atlantic-Gulf Modified EBITDA decreased primarily due to the impairment of Constitution, the absence of a 2018 Gain on sale of certain assets and businesses , and higher Other segment costs and expenses, partially offset by increased Service revenues related to expansion projects placed into service during 2018 and 2019.
Service revenues increased primarily due to a $403 million increase in Transco’s natural gas transportation revenues primarily driven by a $358 million increase related to expansion projects placed in service in 2018 and 2019, as well as higher revenue associated with Transco’s general rate case settlement and increased amounts for reimbursable power and storage expenses. Partially offsetting these increases were lower fee revenues of $62 million primarily due to producer operational issues and lower deferred revenue amortization at Gulfstar, as well as the sale of certain Gulf Coast pipeline assets in fourth-quarter 2018.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $16 million, consisting of a $26 million decrease associated with unfavorable net realized NGL sales prices, partially offset by a $10 million increase associated with higher sales volumes. The higher NGL volumes were primarily related to the absence of 2018 downtime to modify the Mobile Bay processing plant for the Norphlet project. Additionally, the decrease in Product sales includes a $93 million decrease in commodity marketing sales due to lower NGL prices and volumes and a $39 million decrease in system management gas sales. Marketing sales and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due a $56 million unfavorable change in equity AFUDC due to lower construction activity, a $32 million charge in 2019 for severance and related costs primarily associated with our 2019 VSP, a $21 million increase in reimbursable power and storage expenses, $16 million of expense in 2019 related to the reversal of expenditures previously capitalized, and the absence of a $12 million 2018 gain on asset retirements. These unfavorable changes were partially offset by $77 million of net favorable changes to charges and credits associated with regulatory assets and liabilities, which were significantly driven by the previously mentioned settlement in Transco’s general rate case, and a $46 million decrease in Transco’s contracted services compared to 2018 mainly due to the timing of required engine overhauls and integrity testing.

Impairment of certain assets includes the 2019 impairment of our Constitution development project (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Gain on sale of certain assets and businesses reflects an $81 million gain from the sale of our Gulf Coast pipeline system assets in fourth-quarter 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).
2018 vs. 2017
Atlantic-Gulf Modified EBITDA increased primarily due to the absence of regulatory charges associated with the impact of Tax Reform at Transco, higher Service revenues, and a 2018 gain on the sale of certain assets; partially offset by lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to a $253 million increase in Transco’s natural gas transportation fee revenues primarily due to a $241 million increase associated with expansion projects placed in-service in 2017 and 2018.
Service revenues – commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we received in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
The decrease in Product sales includes:

•
A $90 million decrease in commodity marketing sales driven by a $149 million decrease in crude oil sales as this activity is now presented on a net basis within Product costs in conjunction with the adoption of ASC 606, partially offset by a $59 million increase in NGL marketing sales primarily reflecting 20 percent higher non-ethane prices;

•	A $14 million decrease in sales associated with the production of our equity NGLs, as further described below as part of our commodity margins;

•	A $57 million increase in system management gas sales. System management gas sales are offset in Product costs and therefore have little impact to Modified EBITDA.
Product costs slightly increased primarily due to a $59 million increase in system management gas purchases (substantially offset in Product sales) and the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services. This increase was partially offset by an $87 million decrease in marketing purchases (more than offset in Product sales) and the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins.
Other segment costs and expenses decreased primarily due to a $17 million increase in Transco’s equity AFUDC as a result of higher construction activity in 2018.
Gain on sale of certain assets reflects an $81 million gain from the sale of our Gulf Coast pipeline system assets in fourth-quarter 2018, as previously mentioned.

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
Northeast G&P

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Service revenues	$1,338	$976	$872
Service revenues – commodity consideration	12	20	—
Product sales	150	287	291
Segment revenues	1,500	1,283	1,163

Product costs	(152)	(289)	(286)
Processing commodity expenses	(8)	(9)	—
Other segment costs and expenses	(470)	(392)	(386)
Impairment of certain assets	(10)	—	(124)
Proportional Modified EBITDA of equity-method investments	454	493	452
Northeast G&P Modified EBITDA	$1,314	$1,086	$819

Commodity margins	$2	$9	$5
2019 vs. 2018
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues due to increased gathering volumes, as well as the $38 million favorable impact of acquiring the additional interest of UEOM, partially offset by 2019 impairments.
Service revenues increased primarily due to:

•	A $158 million increase associated with the consolidation of UEOM, as previously discussed;

•	A $102 million increase associated with higher gathering revenues at Susquehanna Supply Hub reflecting 18 percent higher gathering volumes due to increased production from customers and higher rates;

•	A $49 million increase at Ohio Valley Midstream primarily due to higher gathering, processing, and transportation volumes;

•	A $36 million increase in gathering revenues in the Utica Shale region due to higher rates and volumes from new wells;

•	A $14 million increase in compression revenues for services charged to an affiliate driven by higher volumes.
Product sales decreased primarily due to lower non-ethane volumes and prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.

Other segment costs and expenses increased primarily due to:

•	A $53 million increase associated with the consolidation of UEOM;

•	A $10 million increase related to transaction expenses associated with the acquisition of UEOM and the formation of the Northeast JV;

•	A $7 million charge in 2019 for severance and related costs primarily associated with our VSP.
Impairment of certain assets increased due to a $10 million write-down of other certain assets that may no longer be in use or are surplus in nature in 2019 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased $59 million as a result of the consolidation of UEOM and $10 million due to unfavorable rates reflecting lower NGL prices at Aux Sable. This decrease was partially offset by a $29 million increase at Appalachia Midstream Investments, reflecting higher volumes due to increased customer production.
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
Service revenues – commodity consideration increased as a result of implementing ASC 606 using a modified retrospective approach. These revenues represent consideration we receive in the form of commodities as full or partial payment for gathering and processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Processing commodity expenses.
Product sales decreased primarily due to $31 million lower marketing sales, driven by lower non-ethane volumes and prices. The changes in marketing sales are offset by similar changes in marketing purchases, reflected above as Product costs. The decrease in Product sales is partially offset by $21 million in higher system management gas sales. System management gas sales are offset in Product costs and therefore have no impact on Modified EBITDA.
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

West

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Service revenues	$1,813	$2,085	$2,246
Service revenues – commodity consideration	150	321	—
Product sales	1,797	2,448	2,013
Segment revenues	3,760	4,854	4,259

Product costs	(1,774)	(2,448)	(1,842)
Processing commodity expenses	(79)	(116)	—
Other segment costs and expenses	(688)	(825)	(832)
Impairment of certain assets	(100)	(1,849)	(1,032)
Gain on sale of certain assets and businesses	(2)	591	—
Regulatory charges resulting from Tax Reform	—	7	(220)
Proportional Modified EBITDA of equity-method investments	115	94	79
West Modified EBITDA	$1,232	$308	$412

Commodity margins	$94	$205	$171
2019 vs. 2018
West Modified EBITDA increased primarily due to lower Impairment of certain assets and lower Other segment costs and expenses, partially offset by a lower gain on sale of certain assets in 2019, lower Service revenues, and lower commodity margins.
Service revenues decreased primarily due to:

•
A $218 million decrease associated with asset divestitures and deconsolidations during 2018 and 2019, including our former Four Corners area assets, certain Delaware basin assets that were contributed to our Brazos Permian II equity-method investment, and our Jackalope assets which were deconsolidated in second-quarter 2018 and subsequently sold in second-quarter 2019;

•	A $57 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues in the Barnett Shale region primarily associated with the expiration of a certain MVC agreement;

•
A $17 million decrease driven by lower gathering volumes primarily in the Mid-Continent, Barnett Shale, and Wamsutter regions, partially offset by higher gathering volumes primarily in the Haynesville Shale and Eagle Ford regions;

•	A $15 million decrease associated with lower processing rates primarily driven by lower commodity pricing in the Piceance region;

•	A $15 million decrease associated with lower gathering rates primarily in the Mid-Continent and Haynesville Shale regions;

•	A $17 million increase related to other MVC deficiency fee revenues;

•	A $13 million increase related to higher fractionation and storage fees;

•	An $8 million increase associated with the resolution of a prior period performance obligation.

The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $127 million primarily due to:

•
A $98 million decrease associated with lower sales volumes, consisting of $54 million related to the absence of our former Four Corners area assets and $44 million due to 12 percent lower non-ethane volumes and 33 percent lower ethane sales volumes primarily due to higher ethane rejection in 2019, natural declines, less producer drilling activity, and more severe weather conditions in first-quarter 2019;

•	A $66 million decrease associated with lower sales prices primarily due to 29 percent and 48 percent lower average net realized per-unit non-ethane and ethane sales prices, respectively;

•
A $37 million increase related to lower natural gas purchases associated with lower equity NGL production volumes and lower natural gas prices, including $9 million related to the absence of our former Four Corners area assets.

Additionally, the decrease in Product sales includes a $447 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher sales volumes, and a $36 million decrease related to the sale of other products. These decreases are substantially offset in Product costs. Marketing margins increased by $27 million primarily due to favorable changes in prices.
Other segment costs and expenses decreased primarily due to a $127 million reduction associated with the absences of our former Four Corners area assets and from the Jackalope deconsolidation in second-quarter 2018, the absence of a 2018 unfavorable charge of $12 million for a regulatory liability associated with a decrease in Northwest Pipeline’s estimated deferred state income tax rate following the WPZ Merger, $12 million favorable settlements in 2019, as well as $10 million lower ad valorem taxes. These decreases were partially offset by an unfavorable charge in 2019 for severance and related costs primarily associated with our VSP of $17 million.
Impairment of certain assets decreased primarily due to the absence of the $1,849 million Barnett impairment in 2018, partially offset by various 2019 impairments (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
The decrease in Gain on sale of certain assets and businesses reflects the absence of the gain from the sale of our Four Corners area assets recorded in the fourth quarter of 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased primarily due to the additions of the RMM and Brazos Permian II equity-method investments in the second half of 2018, partially offset by the sale of our Jackalope investment in second-quarter 2019.
2018 vs. 2017
West Modified EBITDA decreased primarily due to the increase in Impairment of certain assets and lower Service revenues. These decreases were partially offset by the Gain on sale of certain assets and businesses in 2018, the absence of regulatory charges associated with the impact of Tax Reform, and higher NGL margins driven by higher NGL prices and lower realized natural gas prices, partially offset by lower NGL volumes.
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

•	A $42 million decrease associated with the sale of our Four Corners area assets in October 2018;

•	A $30 million decrease at Northwest Pipeline primarily due to the reduction of its rates as a result of a rate case settlement that became effective January 1, 2018;

•	A $29 million decrease following the Jackalope deconsolidation in second-quarter 2018;

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
The increase in Product sales includes:

•
A $373 million increase in marketing sales primarily due to increases in realized NGL prices including a 14 percent increase in average non-ethane per-unit sales prices and a 25 percent increase in ethane prices, in addition to a 15 percent increase in ethane volumes (more than offset by higher Product costs);

•	A $47 million increase in sales associated with the production of our equity NGLs, as further described below as part of our commodity margins;

•
An $18 million increase in system management gas sales due to a change in presentation in accordance with ASC 606, which are more than offset in Product costs and, therefore, have little impact on Modified EBITDA.

The increase in Product costs includes the impact of ASC 606 in which costs reflected in this line item for 2018 include volumes acquired as commodity consideration for NGL processing services, a $381 million increase in marketing purchases (substantially offset in Product sales), a $19 million increase in system management gas purchases (substantially offset in Product sales), partially offset by the absence of natural gas purchases associated with the production of equity NGLs, which are now reported in Processing commodity expenses in conjunction with the implementation of ASC 606.
Processing commodity expenses presents the natural gas purchases associated with the production of equity NGLs as previously described in conjunction with the implementation of ASC 606.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins increased primarily due to a $40 million increase in NGL product margins partially offset by an $8 million decrease in marketing margins. NGL margins are driven by $56 million in higher ethane and non-ethane per-unit prices, reflecting 19 percent higher realized non-ethane per-unit sales prices and 50 percent higher realized ethane per-unit sales prices. These increases were partially offset by $18 million in lower volumes primarily due to the sale of our Four Corners area assets in October 2018.
Other segment costs and expenses decreased primarily due to $57 million lower operating and maintenance and general and administrative costs. This reduction in costs is due primarily to the Four Corners area sale in October 2018, ongoing cost containment efforts, and the deconsolidation of our Jackalope interest in second-quarter 2018. These reductions are partially offset by a $24 million regulatory charge associated with Northwest Pipeline’s approved rates related to Tax Reform, the absence of a $15 million gain from contract settlements and terminations in 2017, and a $12 million charge for a regulatory liability associated with a decrease in Northwest Pipeline’s estimated deferred state income tax rate following the WPZ Merger.
Impairment of certain assets increased primarily due to the $1.849 billion impairment of certain assets in the Barnett Shale region in 2018, partially offset by the absence of a $1.019 billion impairment of certain gathering operations in the Mid-Continent region in 2017 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Gain on sale of certain assets and businesses reflects a gain from the sale of our Four Corners area assets in fourth quarter 2018.
Regulatory charges resulting from Tax Reform decreased primarily due to the absence of the $220 million initial regulatory charge associated with the impact of Tax Reform at Northwest Pipeline in 2017 (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased primarily due to the deconsolidation of our Jackalope interest, which is accounted for as an equity-method investment beginning in the second quarter of 2018.
Other

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Other Modified EBITDA	$6	$(29)	$997
2019 vs. 2018
Other Modified EBITDA increased primarily due to:

•	The absence of the $66 million impairment of certain idle pipelines in the second quarter of 2018 (see Note 18 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements);

•
The absence of a $35 million charge in 2018 associated with a charitable contribution of preferred stock to The Williams Companies Foundation, Inc. (a not-for-profit corporation) (See Note 16 – Stockholders’ Equity of Notes to Consolidated Financial Statements);

•
The absence of $20 million in costs in 2018 associated with the WPZ Merger (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements);

•	An $8 million increase related to the absence of 2018 unfavorable Modified EBITDA associated with the results of certain of our former Gulf Coast area operations sold in 2018;

•	The absence of a $7 million loss on early retirement of debt in 2018 (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements).
These increases were partially offset by:

•
The absence of a $37 million benefit of establishing a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the WPZ Merger in 2018 and a subsequent unfavorable $12 million adjustment in the first quarter of 2019;

•	A $26 million decrease in income associated with a regulatory asset related to deferred taxes on equity funds used during construction;

•
The absence of a $20 million gain on the sale of certain assets and operations located in the Gulf Coast area in 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).

2018 vs. 2017
Modified EBITDA changed unfavorably primarily due to:

•	The absence of a $1.095 billion gain on the sale of our Geismar Interest in 2017 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements);

•	The absence of $54 million of Modified EBITDA associated with the results of our former Geismar Olefins and RGP Splitter plants subsequent to their sale in July 2017;

•	A $35 million charge in 2018 associated with a charitable contribution of preferred stock to The Williams Companies Foundation, Inc. (a not-for-profit corporation), as previously mentioned;

•
A $34 million decrease due to the absence of a net gain on early retirement of debt in 2017 and a loss on early retirement of debt in 2018 (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements);

•	A $26 million decrease in income associated with a regulatory asset related to deferred taxes on equity funds used during construction;

•	$20 million in costs in 2018 associated with the WPZ Merger, as previously mentioned;

•	The absence of a $12 million gain on the sale of the Refinery Grade Propylene Splitter in 2017 (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements).
These decreases were partially offset by:

•
The absence of a $68 million impairment for a certain NGL pipeline asset in the third quarter of 2017 and a$23 million impairment of an olefins pipeline project in the Gulf Coast region in the second quarter of 2017, partially offset by a $66 million impairment of certain idle pipelines in the second quarter of 2018 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements);

•
A $62 million favorable change for lower charges to reduce regulatory assets related to deferred taxes on AFUDC resulting from Tax Reform (see Note 7 – Other Income and Expenses of Notes to Consolidated Financial Statements);

•	$40 million of lower costs, driven by the absence of expenses associated with severance and related costs, Financial Repositioning, and strategic alternative costs;

•
A $37 million increase associated with the benefit of establishing a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the WPZ Merger, as previously mentioned;

•
A $30 million favorable change in the settlement charge expense related to the program to pay out certain deferred vested pension benefits of employees associated with former operations (see Note 10 – Employee Benefit Plans of Notes to Consolidated Financial Statements);

•	A $20 million gain on the sale of certain assets and operations located in the Gulf Coast area, as previously mentioned.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
As previously discussed, we have continued to focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. In 2019, we acquired the remaining outstanding ownership interests in UEOM for $728 million and subsequently formed a new partnership which includes UEOM and our Ohio Valley Midstream business. Our partner purchased a 35 percent ownership interest in the partnership for $1.3 billion. Also, during the second quarter of 2019 we sold our 50 percent ownership interest in Jackalope for $485 million. See also the following table of Sources (Uses) of Cash.
Outlook
As previously discussed in Company Outlook, our growth capital and investment expenditures in 2020 are currently expected to be in a range from $1.1 billion to $1.3 billion. Growth capital spending in 2020 includes Transco expansions, all of which are fully contracted with firm transportation agreements, and our Bluestem NGL pipeline project in the Mid-Continent region. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all of our planned 2020 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities.
As of December 31, 2019, we have $2.121 billion of long-term debt maturing in 2020. Our potential sources of liquidity available to address these maturities include proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2020. Our potential material internal and external sources and uses of liquidity are as follows:

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

As of December 31, 2019, we had a working capital deficit of $2.388 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	December 31, 2019
(Millions)
Cash and cash equivalents	$289
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$4,789
__________

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of December 31, 2019. The highest amount outstanding under our commercial paper program and credit facility during 2019 was $1.226 billion. At December 31, 2019, we were in compliance with the financial covenants associated with our credit facility. See Note 15 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility and commercial paper program.

Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 12 percent from the previous quarterly cash dividends of $0.34 per share paid in each quarter of 2018, to $0.38 per share for the quarterly cash dividends paid in each quarter of 2019.
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
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require distribution of their available cash to their members on a quarterly basis. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. See Note 6 – Investing Activities of Notes to Consolidated Financial Statements for our more significant equity-method investees.
Credit Ratings
The interest rates at which we are able to borrow money are impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
S&P Global Ratings	Stable	BBB
Moody’s Investors Service	Stable	Baa3
Fitch Ratings	Rating Watch Positive	BBB-
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Year Ended December 31,
	Category	2019	2018	2017
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$3,693	$3,293	$3,089
Proceeds from sale of partial interest in consolidated subsidiary (see Note 3)	Financing	1,334	—	—
Proceeds from credit-facility borrowings	Financing	700	1,840	1,635
Proceeds from dispositions of equity-method investments (see Note 6)	Investing	485	—	200
Proceeds from long-term debt (see Note 15)	Financing	67	2,086	1,698
Contributions in aid of construction	Investing	52	411	426
Proceeds from issuance of common stock	Financing	10	15	2,131
Proceeds from sale of businesses, net of cash divested (see Note 3)	Investing	(2)	1,296	2,067

Uses of cash and cash equivalents:
Capital expenditures	Investing	(2,109)	(3,256)	(2,399)
Common dividends paid	Financing	(1,842)	(1,386)	(992)
Payments on credit-facility borrowings	Financing	(860)	(1,950)	(2,140)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(728)	—	—
Purchases of and contributions to equity-method investments (see Note 6)	Investing	(453)	(1,132)	(132)
Dividends and distributions paid to noncontrolling interests	Financing	(124)	(591)	(822)
Payments of long-term debt (see Note 15)	Financing	(49)	(1,254)	(3,785)
Payments of commercial paper – net	Financing	(4)	(2)	(93)

Other sources / (uses) – net	Financing and Investing	(49)	(101)	(154)
Increase (decrease) in cash and cash equivalents		$121	$(731)	$729
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on disposition of equity-method investments, Impairment of equity-method investments, (Gain) on sale of certain assets and businesses, Impairment of certain assets, (Gain) loss on deconsolidation of businesses, and Regulatory charges resulting from Tax Reform.
Our Net cash provided (used) by operating activities in 2019 increased from 2018 primarily due to the net favorable changes in operating working capital in 2019, including the collection of Transco’s filed rates subject to refund and the receipt of an income tax refund, as well as higher operating income (excluding noncash items as previously discussed) in 2019, partially offset by the impact of decreased distributions from unconsolidated affiliates in 2019.

Our Net cash provided (used) by operating activities in 2018 increased from 2017 primarily due to higher operating income (excluding noncash items as previously discussed) in 2018, partially offset by the impact of decreased distributions from unconsolidated affiliates in 2018.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 4 – Variable Interest Entities, Note 12 – Property, Plant, and Equipment, Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk, and Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.
Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2019:

	2020	2021 - 2022	2023 - 2024	Thereafter	Total
			(Millions)
Long-term debt, including current portion: (1)
Principal	$2,141	$2,918	$3,756	$13,650	$22,465
Interest	1,097	2,004	1,709	8,561	13,371
Operating leases	29	61	41	157	288
Purchase obligations (2)	890	647	245	290	2,072
Other obligations (3)(4)	3	5	—	—	8
Total	$4,160	$5,635	$5,751	$22,658	$38,204
______________

(1)	Includes any borrowings outstanding under credit facilities, but does not include any related variable-rate interest payments.

(2)	Includes:

•	Approximately $206 million in open property, plant, and equipment purchase orders;

•	An estimated $589 million long-term mixed NGLs purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2019 prices;

•
An estimated $193 million long-term ethane purchase obligation with index-based pricing terms that primarily supplies third parties at their plants and is reflected in this table at a value calculated using December 31, 2019 prices. Any excess purchased volumes may be sold at comparable market prices;

•
An estimated $163 million long-term ethane purchase obligation with index-based pricing terms that primarily supplies a third party for consumption at their plant and is reflected in this table at a value calculated using December 31, 2019 prices. Any excess purchased volumes may be sold at comparable market prices;

•
An estimated $149 million long-term ethane purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2019 prices. This obligation is part of an overall exchange agreement whereby volumes we transport on OPPL are sold at a third-party fractionator near Conway, Kansas, and we are subsequently obligated to purchase ethane volumes at Mont Belvieu. The purchased ethane volumes may be utilized or sold at comparable prices in the Mont Belvieu market;

•	An estimated $129 million long-term mixed NGLs purchase obligation with index-based pricing terms that is reflected in this table at December 31, 2019 prices.
In addition, we have not included certain natural gas life-of-lease contracts for which the future volumes are indeterminable. We have not included commitments, beyond purchase orders, for the acquisition or construction of property, plant, and equipment or expected contributions to our jointly owned investments. (See Company Outlook — Expansion Projects.)

(3)
Does not include estimated contributions to our pension and other postretirement benefit plans. We made contributions to our pension and other postretirement benefit plans of $68 million in 2019 and $93 million in 2018. In 2020, we expect to contribute approximately $19 million to these plans (see Note 10 – Employee Benefit Plans of Notes to Consolidated Financial Statements). Tax-qualified pension plans are required to meet minimum contribution requirements. In the past, we have contributed amounts to our tax-qualified pension plans in excess of the minimum required contribution. These excess amounts can be used to offset future minimum contribution requirements. During 2019, we contributed $60 million to our tax-qualified pension plans. In addition to these contributions, a portion of the excess contributions was used to meet the minimum contribution requirements. During 2020, we expect to contribute approximately $10 million to our tax-qualified pension plans and use excess amounts to satisfy minimum contribution requirements, if needed. Additionally, estimated future minimum funding requirements may vary significantly from historical requirements if actual results differ significantly from estimated results for assumptions such as returns on plan assets, interest rates, retirement rates, mortality, and other significant assumptions or by changes to current legislation and regulations.

(4)
We have not included income tax liabilities in the table above. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of income taxes, including our contingent tax liability reserves.

Effects of Inflation
Our operations have historically not been materially affected by inflation. Approximately 49 percent of our gross property, plant, and equipment is comprised of our interstate natural gas pipeline assets. They are subject to regulation, which limits recovery to historical cost. While amounts in excess of historical cost are not recoverable under current FERC practices, we anticipate being allowed to recover and earn a return based on increased actual cost incurred to replace existing assets. Cost-based regulations, along with competition and other market factors, may limit our ability to recover such increased costs. For our gathering and processing assets, operating costs are influenced to a greater extent by both competition for specialized services and specific price changes in crude oil and natural gas and related commodities than by changes in general inflation. Crude oil, natural gas, and NGL prices are particularly sensitive to the market perceptions concerning the supply and demand balance in the near future, as well as general economic conditions. However, our exposure to certain of these price changes is reduced through the fee-based nature of certain of our services and the use of hedging instruments.
Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own (see Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $31 million, all of which are included in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet at December 31, 2019. We will seek recovery of the accrued costs related to remediation activities by our interstate gas pipelines totaling approximately $4 million through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2019, we paid approximately $6 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $8 million in 2020 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2019, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely promulgate and propose new rules and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule's implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
Our interstate natural gas pipelines consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 15 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2019 and 2018. See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for the methods used in determining the fair value of our long-term debt.

	2020	2021	2022	2023	2024	Thereafter (1)	Total	Fair Value December 31, 2019
	(Millions)
Long-term debt, including current portion:
Fixed rate	$2,141	$893	$2,025	$1,477	$2,279	$13,473	$22,288	$25,319
Weighted-average interest rate	5.2%	5.2%	5.3%	5.4%	5.6%	5.6%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—

	2019	2020	2021	2022	2023	Thereafter (1)	Total	Fair Value December 31, 2018
	(Millions)
Long-term debt, including current portion:
Fixed rate	$47	$2,138	$890	$2,021	$1,473	$15,685	$22,254	$23,170
Weighted-average interest rate	5.2%	5.2%	5.2%	5.3%	5.5%	5.7%
Variable rate (2)	$—	$—	$—	$—	$160	$—	$160	$160
__________________

(1)	Includes unamortized discount / premium and debt issuance costs.

(2)	The weighted-average interest rate for our $160 million credit facility borrowing at December 31, 2018, was 3.77 percent.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining sufficient liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. At December 31, 2019 and 2018, our derivative activity was not material. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream), a limited liability corporation in which the Company has a 50 percent interest. In the consolidated financial statements, the Company’s investment in Gulfstream was $217 million and $225 million as of December 31, 2019 and 2018, respectively, and the Company’s equity earnings in the net income of Gulfstream were $74 million in 2019, $75 million in 2018 and $75 million in 2017. Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

UEOM Acquisition
Description of the Matter
During 2019, the Company completed an acquisition of the remaining 38 percent interest in Utica East Ohio Midstream LLC (UEOM) for consideration of $741 million, as disclosed in Note 3 to the consolidated financial statements. The acquisition was accounted for as a business combination.
Auditing the Company's accounting for its acquisition of UEOM was complex due to the estimation required in the Company’s determination of the fair value of the assets acquired and required the involvement of specialists due to the highly judgmental nature of certain assumptions. Estimation uncertainty was present due to the assets’ fair values being sensitive to changes in the underlying significant assumptions. The significant assumptions included the weighted average cost of capital and forecasted volume growth.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for the acquisition, including controls over the estimation process supporting the recognition and measurement of the acquired assets. We also tested controls over management’s review of the significant assumptions used in the valuation models.
To test the estimated fair value of the acquired assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the significant assumptions used in the valuation, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used to estimate future cash flows to historical operating results, obtained third-party support, where available, to evaluate operating data, performed a sensitivity analysis to evaluate the assumptions that were most significant to the fair value estimate, and recalculated management’s estimate. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

Pension and Other Postretirement Benefit Obligations
Description of the Matter
At December 31, 2019, the Company’s aggregate pension and other postretirement benefit obligations were $1,452 million and were exceeded by the fair value of pension and other postretirement plan assets of $1,546 million, resulting in overfunded pension and other postretirement benefit obligations of $94 million. As explained in Note 10 to the consolidated financial statements, the Company utilized key assumptions to determine the pension and other postretirement benefit obligations.
Auditing the pension and other postretirement benefit obligations is complex and required the involvement of specialists due to the highly judgmental nature of the actuarial assumptions (e.g., discount rates, future compensation levels, mortality rates, expected returns on plan assets) used in the measurement process. These assumptions have a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the measurement and valuation of the pension and other postretirement benefit obligations. For example, we tested controls over management’s review of the pension and postretirement benefit obligations, the significant actuarial assumptions and the data inputs provided to the actuary.
To test the pension and other postretirement benefit obligations, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions discussed above and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the changes in the funded status from prior year. In addition, we involved our actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and are used to measure the pension and other postretirement benefit obligations. As part of this assessment, we compared the projected cash flows to prior year and compared the current year benefits paid to the prior year projected cash flows. To evaluate the future compensation levels and the mortality rates, we assessed whether the information is consistent with publicly available information, and whether any market data adjusted for entity-specific adjustments were applied. Additionally, to evaluate the expected returns on plan assets, we assessed whether management’s assumptions were consistent with a range of returns for portfolios of comparative investments. We also tested the completeness and accuracy of the underlying data, including the participant data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1962.
Tulsa, Oklahoma
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of Gulfstream Natural Gas System, L.L.C.:

Opinion on the Financial Statements

We have audited the balance sheets of Gulfstream Natural Gas System, L.L.C. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive income, cash flows, and members’ equity for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”) (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2020

We have served as the Company’s auditor since 2018.

The Williams Companies, Inc.
Consolidated Statement of Operations

	Year Ended December 31,
	2019	2018	2017
	(Millions, except per-share amounts)
Revenues:
Service revenues	$5,933	$5,502	$5,312
Service revenues – commodity consideration (Note 1)	203	400	—
Product sales	2,065	2,784	2,719
Total revenues	8,201	8,686	8,031
Costs and expenses:
Product costs	1,961	2,707	2,300
Processing commodity expenses	105	137	—
Operating and maintenance expenses	1,468	1,507	1,576
Depreciation and amortization expenses	1,714	1,725	1,736
Selling, general, and administrative expenses	558	569	594
Impairment of certain assets (Note 18)	464	1,915	1,248
Gain on sale of certain assets and businesses (Note 3)	2	(692)	(1,095)
Regulatory charges resulting from Tax Reform (Note 1)	—	(17)	674
Other (income) expense – net	8	67	71
Total costs and expenses	6,280	7,918	7,104
Operating income (loss)	1,921	768	927
Equity earnings (losses)	375	396	434
Other investing income (loss) – net	(79)	187	282
Interest incurred	(1,218)	(1,160)	(1,116)
Interest capitalized	32	48	33
Other income (expense) – net	33	92	(25)
Income (loss) from continuing operations before income taxes	1,064	331	535
Provision (benefit) for income taxes	335	138	(1,974)
Income (loss) from continuing operations	729	193	2,509
Income (loss) from discontinued operations	(15)	—	—
Net income (loss)	714	193	2,509
Less: Net income (loss) attributable to noncontrolling interests	(136)	348	335
Net income (loss) attributable to The Williams Companies, Inc.	850	(155)	2,174
Preferred stock dividends (Note 16)	3	1	—
Net income (loss) available to common stockholders	$847	$(156)	$2,174
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$862	$(156)	$2,174
Income (loss) from discontinued operations	(15)	—	—
Net income (loss)	$847	$(156)	$2,174
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.71	$(.16)	$2.63
Income (loss) from discontinued operations	(.01)	—	—
Net income (loss)	$.70	$(.16)	$2.63
Weighted-average shares (thousands)	1,212,037	973,626	826,177
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.71	$(.16)	$2.62
Income (loss) from discontinued operations	(.01)	—	—
Net income (loss)	$.70	$(.16)	$2.62
Weighted-average shares (thousands)	1,214,011	973,626	828,518
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Net income (loss)	$714	$193	$2,509
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $1 and $2 in 2018 and 2017, respectively	—	(7)	(9)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($1) and ($1) in 2018 and 2017, respectively	—	8	6
Foreign currency translation activities:
Foreign currency translation adjustments	—	—	1
Pension and other postretirement benefits:
Amortization of prior service cost (credit) included in net periodic benefit cost (credit), net of taxes of $2 in 2017	—	—	(3)
Net actuarial gain (loss) arising during the year, net of taxes of ($20), $3, and ($15) in 2019, 2018, and 2017, respectively	59	(6)	44
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($4), ($11), and ($37) in 2019, 2018, and 2017, respectively	12	35	61
Other comprehensive income (loss)	71	30	100
Comprehensive income (loss)	785	223	2,609
Less: Comprehensive income (loss) attributable to noncontrolling interests	(136)	346	334
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$921	$(123)	$2,275
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2019	2018
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$289	$168
Trade accounts and other receivables (net of allowance of $6 at December 31, 2019 and $9 at December 31, 2018)	996	992
Inventories	125	130
Other current assets and deferred charges	170	174
Total current assets	1,580	1,464

Investments	6,235	7,821
Property, plant, and equipment – net	29,200	27,504
Intangible assets – net of accumulated amortization	7,959	7,767
Regulatory assets, deferred charges, and other	1,066	746
Total assets	$46,040	$45,302

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$552	$662
Accrued liabilities	1,276	1,102
Long-term debt due within one year	2,140	47
Total current liabilities	3,968	1,811

Long-term debt	20,148	22,367
Deferred income tax liabilities	1,782	1,524
Regulatory liabilities, deferred income, and other	3,778	3,603
Contingent liabilities and commitments (Note 19)

Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at December 31, 2019 and December 31, 2018; 1,247 million shares issued at December 31, 2019 and 1,245 million shares issued at December 31, 2018)	1,247	1,245
Capital in excess of par value	24,323	24,693
Retained deficit	(11,002)	(10,002)
Accumulated other comprehensive income (loss)	(199)	(270)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	13,363	14,660
Noncontrolling interests in consolidated subsidiaries	3,001	1,337
Total equity	16,364	15,997
Total liabilities and equity	$46,040	$45,302
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2016	$—	$785	$14,887	$(9,649)	$(339)	$(1,041)	$4,643	$9,403	$14,046
Adoption of new accounting standard	—	—	1	36	—	—	37	—	37
Net income (loss)	—	—	—	2,174	—	—	2,174	335	2,509
Other comprehensive income (loss)	—	—	—	—	101	—	101	(1)	100
Issuance of common stock (Note 16)	—	75	2,043	—	—	—	2,118	—	2,118
Cash dividends – common stock ($1.20 per share)	—	—	—	(992)	—	—	(992)	—	(992)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(883)	(883)
Stock-based compensation and related common stock issuances, net of tax	—	1	73	—	—	—	74	—	74
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	—	61	61
Changes in ownership of consolidated subsidiaries, net	—	—	1,497	—	—	—	1,497	(2,407)	(910)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17	17
Other	—	—	7	(3)	—	—	4	(6)	(2)
Net increase (decrease) in equity	—	76	3,621	1,215	101	—	5,013	(2,884)	2,129
Balance – December 31, 2017	—	861	18,508	(8,434)	(238)	(1,041)	9,656	6,519	16,175
Adoption of new accounting standards	—	—	—	(23)	(61)	—	(84)	(37)	(121)
Net income (loss)	—	—	—	(155)	—	—	(155)	348	193
Other comprehensive income (loss)	—	—	—	—	32	—	32	(2)	30
WPZ Merger (Note 1)	—	382	6,112	—	(3)	—	6,491	(4,629)	1,862
Issuance of preferred stock (Note 16)	35	—	—	—	—	—	35	—	35
Cash dividends – common stock ($1.36 per share)	—	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(637)	(637)
Stock-based compensation and related common stock issuances, net of tax	—	1	60	—	—	—	61	—	61
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	—	46	46
Changes in ownership of consolidated subsidiaries, net	—	—	14	—	—	—	14	(18)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Deconsolidation of subsidiary (Note 6)	—	—	—	—	—	—	—	(267)	(267)
Other	—	1	(1)	(4)	—	—	(4)	(1)	(5)
Net increase (decrease) in equity	35	384	6,185	(1,568)	(32)	—	5,004	(5,182)	(178)
Balance – December 31, 2018	35	1,245	24,693	(10,002)	(270)	(1,041)	14,660	1,337	15,997
Net income (loss)	—	—	—	850	—	—	850	(136)	714
Other comprehensive income (loss)	—	—	—	—	71	—	71	—	71
Cash dividends – common stock ($1.52 per share)	—	—	—	(1,842)	—	—	(1,842)	—	(1,842)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(124)	(124)
Stock-based compensation and related common stock issuances, net of tax	—	2	56	—	—	—	58	—	58
Sale of partial interest in consolidated subsidiary (Note 3)	—	—	—	—	—	—	—	1,334	1,334
Changes in ownership of consolidated subsidiaries, net (Note 3)	—	—	(426)	—	—	—	(426)	567	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Deconsolidation of subsidiary (Note 4)	—	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(8)	—	—	(8)	—	(8)
Net increase (decrease) in equity	—	2	(370)	(1,000)	71	—	(1,297)	1,664	367
Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364

*	Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$714	$193	$2,509
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,714	1,725	1,736
Provision (benefit) for deferred income taxes	376	220	(2,012)
Equity (earnings) losses	(375)	(396)	(434)
Distributions from unconsolidated affiliates	657	693	784
Gain on disposition of equity-method investments (Note 6)	(122)	—	(269)
Impairment of equity-method investments (Note 18)	186	32	—
(Gain) on sale of certain assets and businesses (Note 3)	2	(692)	(1,095)
Impairment of certain assets (Note 18)	464	1,915	1,249
(Gain) loss on deconsolidation of businesses (Note 6)	29	(203)	—
Amortization of stock-based awards	57	55	78
Regulatory charges resulting from Tax Reform (Note 1)	—	(15)	776
Cash provided (used) by changes in current assets and liabilities:
Accounts and notes receivable	34	(36)	(88)
Inventories	5	(16)	8
Other current assets and deferred charges	21	17	(21)
Accounts payable	(46)	(93)	118
Accrued liabilities	153	23	(92)
Other, including changes in noncurrent assets and liabilities	(176)	(129)	(158)
Net cash provided (used) by operating activities	3,693	3,293	3,089
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(4)	(2)	(93)
Proceeds from long-term debt	767	3,926	3,333
Payments of long-term debt	(909)	(3,204)	(5,925)
Proceeds from issuance of common stock	10	15	2,131
Proceeds from sale of partial interest in consolidated subsidiary (Note 3)	1,334	—	—
Common dividends paid	(1,842)	(1,386)	(992)
Dividends and distributions paid to noncontrolling interests	(124)	(591)	(822)
Contributions from noncontrolling interests	36	15	17
Payments for debt issuance costs	—	(26)	(17)
Other – net	(13)	(46)	(92)
Net cash provided (used) by financing activities	(745)	(1,299)	(2,460)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,109)	(3,256)	(2,399)
Dispositions – net	(40)	(7)	(41)
Contributions in aid of construction	52	411	426
Proceeds from sale of businesses, net of cash divested	(2)	1,296	2,067
Purchases of businesses, net of cash acquired (Note 3)	(728)	—	—
Proceeds from dispositions of equity-method investments (Note 6)	485	—	200
Purchases of and contributions to equity-method investments (Note 6)	(453)	(1,132)	(132)
Other – net	(32)	(37)	(21)
Net cash provided (used) by investing activities	(2,827)	(2,725)	100
Increase (decrease) in cash and cash equivalents	121	(731)	729
Cash and cash equivalents at beginning of year	168	899	170
Cash and cash equivalents at end of year	$289	$168	$899
_________
(1) Increases to property, plant, and equipment	$(2,023)	$(3,021)	$(2,662)
Changes in related accounts payable and accrued liabilities	(86)	(235)	263
Capital expenditures	$(2,109)	$(3,256)	$(2,399)
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
WPZ Merger
On August 10, 2018, we completed our merger with Williams Partners L.P. (WPZ), our previously consolidated master limited partnership, pursuant to which we acquired all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for 382 million shares of our common stock (WPZ Merger). Williams continued as the surviving entity. The WPZ Merger was accounted for as a noncash equity transaction resulting in increases to Common stock of $382 million, Capital in excess of par value of $6.112 billion, and Regulatory assets, deferred charges, and other of $33 million and decreases to Accumulated other comprehensive income (loss) (AOCI) of $3 million, Noncontrolling interests in consolidated subsidiaries of $4.629 billion, and Deferred income tax liabilities of $1.829 billion in the Consolidated Balance Sheet. Prior to the completion of the WPZ Merger and pursuant to its distribution reinvestment program, WPZ had issued common units to the public in 2018 and 2017 associated with reinvested distributions of $46 million and $61 million, respectively.
Financial Repositioning
In January 2017, we entered into agreements with WPZ, wherein we permanently waived the general partner’s incentive distribution rights and converted our 2 percent general partner interest in WPZ to a noneconomic interest in exchange for 289 million newly issued WPZ common units. Pursuant to this agreement, we also purchased approximately 277 thousand WPZ common units for $10 million. Additionally, we purchased approximately 59 million common units of WPZ at a price of $36.08586 per unit in a private placement transaction, funded with proceeds from our equity offering (see Note 16 – Stockholders’ Equity). According to the terms of this agreement, concurrent with WPZ’s quarterly distributions in February 2017 and May 2017, we paid additional consideration totaling $56 million to WPZ for these units.
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States and are presented within the following reportable segments: Atlantic-Gulf, Northeast G&P, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities as well as corporate activities are included in Other.
Atlantic-Gulf is comprised of our interstate natural gas pipeline, Transcontinental Gas Pipe Line Company, LLC (Transco), and natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), which is a proprietary floating production system, as well as a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery), and, at December 31, 2019, a 41 percent equity-method investment in Constitution Pipeline Company, LLC (Constitution) (see Note 4 – Variable Interest Entities).
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

investment in Caiman Energy II, LLC (Caiman II), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments). Northeast G&P includes a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania. The Northeast JV includes our Ohio Valley assets and Utica East Ohio Midstream LLC (UEOM), a former equity-method investment in which we acquired the remaining ownership interest in March 2019 (see Note 3 – Acquisitions and Divestitures).
West is comprised of our interstate natural gas pipeline, Northwest Pipeline LLC (Northwest Pipeline), and our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, Delaware, and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II). West also included our former natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado, which were sold during the fourth quarter of 2018 (see Note 3 – Acquisitions and Divestitures), our former 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope) (an equity-method investment following deconsolidation as of June 30, 2018), which was sold in April 2019, and our previously owned 50 percent equity-method investment in the Delaware basin gas gathering system (DBJV) (see Note 6 – Investing Activities).
Other includes minor business activities that are not operating segments, as well as corporate operations. Other also includes our previously owned operations, including an 88.5 percent undivided interest in an olefins production facility in Geismar, Louisiana (Geismar Interest), which was sold in July 2017 (see Note 3 – Acquisitions and Divestitures), and a refinery grade propylene splitter in the Gulf region, which was sold in June 2017.
Basis of Presentation
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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

We apply the equity method of accounting to investments over which we exercise significant influence but do not control. Distributions received from equity-method investees are presented in the Consolidated Statement of Cash Flows according to the nature of the distributions approach, which classifies distributions received from equity-method investees as either returns on investment (cash inflows from operating activities) or returns of investment (cash inflows from investing activities) based on the nature of the activities of the equity-method investee that generated the distribution.
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
Significant estimates and assumptions include:

•	Impairment assessments of investments, property, plant, and equipment, goodwill, and other identifiable intangible assets;

•	Litigation-related contingencies;

•	Environmental remediation obligations;

•	Depreciation and/or amortization of long-lived assets;

•	Depreciation and/or amortization of equity-method investment basis differences;

•	Asset retirement obligations (AROs);

•	Pension and postretirement valuation variables;

•	Measurement of regulatory liabilities;

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

•	Measurement of deferred income tax assets and liabilities, including assumptions related to the realization of deferred income tax assets;

•	Revenue recognition, including estimates utilized in recognition of deferred revenue;

•	Purchase price accounting.
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
In December 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which, among other things, reduced the federal corporate income tax rate from 35 percent to 21 percent (see Note 8 – Provision (Benefit) for Income Taxes). In accordance with ASC 980-740-25-2, Transco and Northwest Pipeline have recognized regulatory liabilities to reflect the probable return to customers through future rates of the future decrease in income taxes payable associated with Tax Reform. These liabilities represent an obligation to return amounts directly to our customers. While a majority of our customers have entered into tariff rates based on our cost-of-service proceedings and related rate base therein, certain other contracts with customers reflect contractually-based rates that are designed to recover the cost of providing those services, including an allowance for income taxes, with no expected future rate adjustment for the term of those contracts. This relative mix of contracts for services was considered in determining the probable amount to be returned to customers through future rates. The regulatory liabilities were recorded in December 2017 through regulatory charges to operating income totaling $674 million. Adjustments recorded in 2018 decreased this amount by $17 million. For Transco, the timing and actual amount of the return to the customers is stated in its formal stipulation and agreement that has been filed, subject to FERC approval (See Note 19 – Contingent Liabilities and Commitments).
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Our current and noncurrent regulatory asset and liability balances for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
	(Millions)
Current assets reported within Other current assets and deferred charges	$72	$103
Noncurrent assets reported within Regulatory assets, deferred charges, and other	466	495
Total regulated assets	$538	$598

Current liabilities reported within Accrued liabilities	$60	$5
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	1,277	1,321
Total regulated liabilities	$1,337	$1,326

Cash and cash equivalents
Cash and cash equivalents in the Consolidated Balance Sheet consist of highly liquid investments with original maturities of three months or less when acquired.
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
Goodwill
Goodwill included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet represents the excess of the consideration, plus the fair value of any noncontrolling interest or any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference (not to exceed the carrying value of goodwill). Judgments and assumptions are inherent in our management’s estimates of fair value.
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
Cash flows from revolving credit facilities and commercial paper program
Proceeds and payments related to borrowings under our credit facilities are reflected in the financing activities in the Consolidated Statement of Cash Flows on a gross basis. Proceeds and payments related to borrowings under our commercial paper program are reflected in the financing activities in the Consolidated Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 15 – Debt and Banking Arrangements.)
Treasury stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as Treasury stock, at cost in the Consolidated Balance Sheet. Gains and losses on the subsequent reissuance of shares are credited or charged to Capital in excess of par value in the Consolidated Balance Sheet using the average-cost method.
Derivative instruments and hedging activities
We may utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of energy commodities. We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in Other current assets and deferred charges; Regulatory assets, deferred charges, and other; Accrued liabilities; or Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.)
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
Revenue recognition (subsequent to the adoption of ASC 606 effective January 1, 2018)
Customers in our gas pipeline businesses are comprised of public utilities, municipalities, gas marketers and producers, intrastate pipelines, direct industrial users, and electrical generators. Customers in our midstream businesses are comprised of oil and natural gas producer counterparties. Customers for our product sales are comprised of public utilities, gas marketers, and direct industrial users.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. For our rate-regulated gas pipeline businesses that apply ASC 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipeline businesses and are not within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset. For our midstream businesses, reimbursement and service contracts with customers are viewed together as providing the same commercial objective, as we have the ability to negotiate the mix of consideration between reimbursements

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

and amounts billed over time. Accordingly, we generally recognize reimbursements of construction costs from customers on a gross basis as a contract liability separate from the associated costs included within property, plant, and equipment. The contract liability is recognized into service revenues as the underlying performance obligations are satisfied.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Under keep-whole and percent-of-liquids processing contracts, we receive commodity consideration in the form of NGLs and take title to the NGLs at the tailgate of the plant. We recognize such commodity consideration as service revenue based on the market value of the NGLs retained at the time the processing is provided. The current market value, as opposed to the market value at the contract inception date, is used due to a combination of factors, including the fact that the volume, mix, and market price of NGL consideration to be received is unknown at the time of contract execution and is not specified in our contracts with customers. Additionally, product sales revenue (discussed below) is recognized upon the sale of the NGLs to a third party based on the sales price at the time of sale. As a result, revenue is recognized in the Consolidated Statement of Operations both at the time the processing service is provided in Service revenues – commodity consideration and at the time the NGLs retained as part of the processing service are sold in Product sales. The recognition of revenue related to commodity consideration has the impact of increasing the book value of NGL inventory, resulting in higher cost of goods sold at the time of sale. Given that most inventory is sold in the same period that it is generated, the impact of these transactions is expected to have little impact to operating income.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Certain of our gas gathering and processing agreements have MVCs. If a customer under such an agreement fails to meet its MVC for a specified period, generally measured on an annual basis, it is obligated to pay a contractually determined fee based upon the shortfall between actual production volumes and the MVC for that period. The revenue associated with MVCs is recognized in the period that the actual shortfall is determined and is no longer subject to future reduction or offset, which is generally at the end of the annual period or fourth quarter.
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
Leases (subsequent to the adoption of ASU 2016-02 effective January 1, 2019)
We recognize a lease liability with an offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. We have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
We use judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.
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
Employee stock-based awards
We recognize compensation expense on employee stock-based awards on a straight-line basis; forfeitures are recognized when they occur. (See Note 17 – Equity-Based Compensation.)
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
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in AOCI or, for Transco and Northwest Pipeline, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost (credit). Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 13 years for our pension plans and approximately 7 years for our other postretirement benefit plan.
The expected return on plan assets component of net periodic benefit cost (credit) is calculated using the market-related value of plan assets. For our pension plans, the market-related value of plan assets is equal to the fair value of plan assets adjusted to reflect the amortization of gains or losses associated with the difference between the expected and actual return on plan assets over a 5-year period. Additionally, the market-related value of assets may be no more than 110 percent or less than 90 percent of the fair value of plan assets at the beginning of the year. The market-related

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

value of plan assets for our other postretirement benefit plan is equal to the unadjusted fair value of plan assets at the beginning of the year.
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
In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (see Note 11 – Leases).
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Accounting standards issued but not yet adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We are adopting ASU 2016-13 effective January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience, and considered current conditions and reasonable forecasts, in developing our expected credit loss rate, and continue to develop and implement processes, procedures, and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 2 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Atlantic- Gulf Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
2019
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$—	$—	$479	$1,171	$1,309	$—	$(75)	$2,884
Commodity consideration	—	—	41	12	150	—	—	203
Regulated interstate natural gas transportation and storage	2,336	450	—	—	—	—	(6)	2,780
Other	11	—	26	147	42	—	(16)	210
Total service revenues	2,347	450	546	1,330	1,501	—	(97)	6,077
Product Sales:
NGL and natural gas	106	—	185	150	1,795	—	(173)	2,063
Total revenues from contracts with customers	2,453	450	731	1,480	3,296	—	(270)	8,140
Other revenues (1)	1	—	8	20	14	30	(12)	61
Total revenues	$2,454	$450	$739	$1,500	$3,310	$30	$(282)	$8,201

2018
Revenues from contracts with customers:
Service revenues:
Non-regulated gathering, processing, transportation, and storage:
Monetary consideration	$—	$—	$541	$861	$1,590	$2	$(73)	$2,921
Commodity consideration	—	—	59	20	321	—	—	400
Regulated interstate natural gas transportation and storage	1,921	443	—	—	—	—	(2)	2,362
Other	2	—	17	94	46	—	(15)	144
Total service revenues	1,923	443	617	975	1,957	2	(90)	5,827
Product Sales:
NGL and natural gas	127	—	307	287	2,421	—	(382)	2,760
Other	—	—	—	—	21	—	(4)	17
Total product sales	127	—	307	287	2,442	—	(386)	2,777
Total revenues from contracts with customers	2,050	443	924	1,262	4,399	2	(476)	8,604
Other revenues (1)	11	—	18	21	12	32	(12)	82
Total revenues	$2,061	$443	$942	$1,283	$4,411	$34	$(488)	$8,686

______________________________

(1)
Revenues not within the scope of ASC 606, “Revenue from Contracts with Customers,” consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in our Consolidated Statement of Operations, and amounts associated with our derivative contracts, which are reported in Product sales in our Consolidated Statement of Operations.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2019	2018
	(Millions)
Balance at beginning of period	$4	$4
Revenue recognized in excess of amounts invoiced	62	66
Minimum volume commitments invoiced	(58)	(66)
Balance at end of period	$8	$4

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2019	2018
	(Millions)
Balance at beginning of period	$1,397	$1,596
Payments received and deferred	157	314
Significant financing component	13	16
Deconsolidation of Jackalope interest (Note 6)	—	(52)
Deconsolidation of certain Permian assets (Note 6)	—	(26)
Recognized in revenue	(352)	(451)
Balance at end of period	$1,215	$1,397

Remaining Performance Obligations
Remaining performance obligations primarily include reservation charges on contracted capacity for our gas pipeline firm transportation contracts with customers, storage capacity contracts, long-term contracts containing minimum volume commitments associated with our midstream businesses, and fixed payments associated with offshore production handling. For our interstate natural gas pipeline businesses, remaining performance obligations reflect the rates for such services in our current FERC tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes are not currently known.
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2019, do not consider potential future performance obligations for which the renewal has not been exercised and excludes contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to December 31, 2019, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2019.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2020	$160	$3,418
2021	121	3,241
2022	113	3,117
2023	101	2,524
2024	91	2,339
Thereafter	629	18,815
Total	$1,215	$33,454

Note 3 – Acquisitions and Divestitures
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
UEOM is involved primarily in the processing and fractionation of natural gas and natural gas liquids in the Utica Shale play in eastern Ohio. The purpose of the acquisition was to enhance our position in the region. We expect synergies through common ownership of UEOM and our Ohio Valley midstream systems to create a more efficient platform for capital spending in the region, resulting in reduced operating and maintenance expenses and creating enhanced capabilities and benefits for producers in the area.
The acquisition of UEOM was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. In March 2019, based on the transaction price for our purchase of the remaining interest in UEOM as finalized just prior to the acquisition, we recognized a $74 million noncash impairment loss related to our existing 62 percent interest (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk). Thus, there was no gain or loss on remeasuring our existing equity-method investment to fair value due to the impairment recognized just prior to closing the acquisition of the additional interest.
The valuation techniques used to measure the acquisition date fair value of the UEOM acquisition consisted of the market approach for our previous equity-method investment in UEOM and the income approach (excess earnings method) for valuation of intangible assets and depreciated replacement costs for property, plant, and equipment.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Northeast G&P segment, and liabilities assumed at March 18, 2019. The net assets acquired reflect the sum of the consideration transferred and the noncash elimination of the fair value of our existing equity-method investment upon our acquisition of the additional interest. The fair value of accounts receivable acquired, presented in current assets in the table, equals contractual amounts receivable. After the March 31, 2019 financial statements were issued, we received an updated valuation report from a third-party valuation firm. Significant changes from the preliminary allocation disclosed in the first quarter to the final allocation, which were recorded in the second quarter of 2019, reflect an increase of $169 million in goodwill, and decreases of $106 million in property, plant, and equipment and $61 million in other intangible assets.

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
Other intangible assets recognized in the acquisition are related to contractual customer relationships from gas gathering, processing, and fractionation agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over a period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 49 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering, processing, and fractionation contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships was approximately 10 years.
The following unaudited pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the years ended December 31, 2019 and 2018, respectively, are presented as if the UEOM acquisition had been completed on January 1, 2018. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the date or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Year Ended December 31,
	2019	2018
	(Millions)
Revenues	$8,233	$8,836
Net income (loss) attributable to The Williams Companies, Inc.	928	(128)

Adjustments to pro forma Net income (loss) attributable to The Williams Companies, Inc. include the removal of the previously described $74 million impairment loss recognized in March 2019 just prior to the acquisition.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

During the period from the acquisition date of March 18, 2019 to December 31, 2019, UEOM contributed Revenues of $179 million and Net income (loss) attributable to The Williams Companies, Inc. of $53 million.
Costs related to this acquisition are $4 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Operations.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $567 million, and decreased Capital in excess of par value by $426 million and Deferred income tax liabilities by $141 million in the Consolidated Balance Sheet. Costs related to this transaction are $6 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Operations.
Sale of Gulf Coast Pipeline Systems
In November 2018, we completed the sale of certain assets and operations located in the Gulf Coast area for $177 million in cash. As a result of this sale, we recorded a gain of approximately $101 million in the fourth quarter of 2018, consisting of $81 million in our Atlantic-Gulf segment and $20 million in Other.

Previous impairments made to a portion of these assets and operations include $66 million related to certain idle pipelines in the second quarter of 2018, as well as $68 million and $23 million related to an NGL pipeline near the Houston Ship Channel region and project development costs associated with an olefins pipeline project, respectively, in 2017. These impairments are reflected in Impairment of certain assets in the Consolidated Statement of Operations. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) The results of operations for this disposal group, excluding the impairments and gains noted, were not significant for the reporting periods.
Sale of Four Corners Assets
In October 2018, we completed the sale of our natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado for total consideration of $1.125 billion. As a result of this sale, we recorded a gain of approximately $591 million within the West segment in the fourth quarter of 2018.
The following table presents the results of operations for the Four Corners area, excluding the gain noted above:

	Year Ended December 31,
	2018	2017
	(Millions)
Income (loss) before income taxes of Four Corners area	$52	$47
Income (loss) before income taxes of Four Corners area attributable to The Williams Companies, Inc.	43	35

Sale of Geismar Interest
In July 2017, we completed the sale of Williams Olefins, L.L.C., a wholly owned subsidiary which owned our Geismar Interest, for total consideration of $2.084 billion in cash. We received a final working capital adjustment of $12 million in October 2017. Upon closing of the sale, we entered into a long-term supply and transportation agreement with the purchaser to provide feedstock to the plant via its Bayou Ethane pipeline system. As a result of this sale, we recorded a gain of $1.095 billion in the third quarter of 2017 in our Other segment.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents the results of operations for the Geismar Interest, excluding the gain noted above:

Year Ended December 31,
2017
(Millions)
Income (loss) before income taxes of the Geismar Interest	$26
Income (loss) before income taxes of the Geismar Interest attributable to The Williams Companies, Inc.	19

Note 4 – Variable Interest Entities
Consolidated VIEs
As of December 31, 2019, we consolidate the following VIEs:
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
Northeast JV
As a result of the June 2019 sale of a 35 percent interest in the Northeast JV (Note 3 – Acquisitions and Divestitures), we now own a 65 percent interest in the Northeast JV, a subsidiary that is a VIE due to certain of our voting rights being disproportionate to our obligation to absorb losses and substantially all of the Northeast JV’s activities being performed on our behalf. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the Northeast JV’s economic performance. The Northeast JV provides midstream services for producers in the Marcellus Shale and Utica Shale regions. Future expansion activity is expected to be funded with capital contributions from us and the other equity partner on a proportional basis.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	December 31,
	2019	2018
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$102	$33
Trade accounts and other receivables – net	167	62
Other current assets and deferred charges	5	2
Property, plant, and equipment – net	5,745	2,363
Intangible assets – net of accumulated amortization	2,669	1,177
Regulatory assets, deferred charges, and other	13	—
Accounts payable	(58)	(15)
Accrued liabilities	(66)	(115)
Regulatory liabilities, deferred income, and other	(283)	(264)

Nonconsolidated VIEs
Jackalope
At December 31, 2018, we owned a 50 percent interest in Jackalope, which provides gathering and processing services for the Powder River basin and was a VIE due to certain risks shared with customers. In April 2019, we sold our interest in Jackalope for $485 million in cash (see Note 6 – Investing Activities).
Brazos Permian II
We own a 15 percent interest in Brazos Permian II (see Note 6 – Investing Activities), which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder.  At December 31, 2019, the carrying value of our investment in Brazos Permian II was $194 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Constitution
As of December 31, 2019, we own a 41 percent interest in Constitution, a subsidiary which proposed a pipeline project extending from Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems in New York. Constitution was considered a VIE due to shipper fixed-payment commitments under its long-term firm transportation contracts, and we were the primary beneficiary because we had the power to direct the activities that most significantly impacted Constitution’s economic performance during its construction phase. Thus, prior to December 31, 2019, we consolidated Constitution.
Although Constitution received a certificate of public convenience and necessity from the FERC to construct and operate the proposed pipeline and obtained, among other approvals, a waiver of the water quality certification under Section 401 of the Clean Water Act for the New York portion of the project, the members of Constitution, following extensive evaluation and discussion, recently determined that the underlying risk-adjusted return for this greenfield pipeline project has diminished in such a way that further development is no longer supported. Accordingly, we recognized a $354 million impairment of the consolidated capitalized project costs in the fourth quarter of 2019, which considered our estimate of the fair value of the disposal group under various probability-weighted disposal alternatives. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) Our partners’ $209 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Constitution is still considered a VIE due to insufficient equity at risk, but we are no longer the primary beneficiary. As a result, we deconsolidated Constitution as of December 31, 2019, recognizing a loss on deconsolidation of $27 million in the fourth quarter of 2019, which is included in Other investing income (loss) - net in the Consolidated Statement of Operations.
Note 5 – Related Party Transactions
Transactions with Equity-Method Investees
We have purchases from our equity-method investees included in Product costs in the Consolidated Statement of Operations of $304 million, $236 million, and $226 million for the years ended 2019, 2018, and 2017, respectively. We have $36 million and $18 million included in Accounts payable in the Consolidated Balance Sheet with our equity-method investees at December 31, 2019 and 2018, respectively.
We have operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. The total charges to equity-method investees for these fees are $103 million, $75 million, and $67 million for the years ended 2019, 2018, and 2017, respectively.
Note 6 – Investing Activities
Other investing income (loss) – net
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Operations:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Impairment of equity-method investments (Note 18)	$(186)	$(32)	$—
Gain (loss) on deconsolidation of businesses	(29)	203	—
Gain on disposition of equity-method investments	122	—	269
Other	14	16	13
Other investing income (loss) – net	$(79)	$187	$282

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
RMM Equity-Method Investment
During the third quarter of 2018, our joint venture, RMM, purchased a natural gas and oil gathering and natural gas processing business in Colorado’s Denver-Julesburg basin. Our initial economic ownership was 40 percent, but increased to 50 percent at December 31, 2018, based on additional capital contributions made after the initial purchase.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Jackalope Deconsolidation
During the second quarter of 2018, we deconsolidated our 50 percent interest in Jackalope (see Note 4 – Variable Interest Entities). We recorded our interest in Jackalope as an equity-method investment at its estimated fair value, resulting in a deconsolidation gain of $62 million reflected in Other investing income (loss) – net in the Consolidated Statement of Operations. We estimated the fair value of our interest to be $310 million using an income approach based on expected future cash flows and an appropriate discount rate (a Level 3 measurement within the fair value hierarchy). The determination of expected future cash flows involved significant assumptions regarding gathering and processing volumes and related capital spending. A 10.9 percent discount rate was utilized and reflected our estimate of the cost of capital as impacted by market conditions and risks associated with the underlying business. The deconsolidated carrying value of the net assets of Jackalope included $47 million of goodwill.
Sale of Jackalope
In April 2019, we sold our 50 percent equity-method interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million, reflected in Other investing income (loss) – net in the Consolidated Statement of Operations.
Constitution Deconsolidation
We deconsolidated our interest in Constitution as of December 31, 2019, recognizing a loss on deconsolidation of $27 million. See Note 4 – Variable Interest Entities for further discussion.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Equity-Method Investments

	Ownership Interest at December 31, 2019	December 31,
		2019	2018
		(Millions)
Appalachia Midstream Investments	(1)	$3,236	$3,218
RMM	50%	881	776
Discovery	60%	472	507
Caiman II	58%	428	412
OPPL	50%	403	415
Laurel Mountain	69%	249	314
Gulfstream	50%	217	225
Brazos Permian II	15%	194	191
UEOM	(2)	—	1,293
Jackalope	(3)	—	343
Other	Various	155	127
		$6,235	$7,821
___________

(1)	Includes equity-method investments in multiple gathering systems in the Marcellus Shale with an approximate average 66 percent interest.

(2)
At December 31, 2018, we owned a 62 percent interest in UEOM. On March 18, 2019, we acquired the remaining 38 percent interest. As a result of acquiring this additional interest, we obtained control of and now consolidate UEOM.

(3)	At December 31, 2018, we owned a 50 percent interest in Jackalope. In April 2019, we sold our interest in Jackalope.
We have differences between the carrying value of our equity-method investments and the underlying equity in the net assets of the investees of $1 billion at December 31, 2019 and $1.8 billion at December 31, 2018. These differences primarily relate to our investments in Appalachia Midstream Investments (and UEOM at December 31, 2018), resulting from property, plant, and equipment, as well as customer-based intangible assets and goodwill.
Purchases of and contributions to equity-method investments
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of our investments and included:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
RMM	$145	$795	$—
Appalachia Midstream Investments	140	246	70
Laurel Mountain	36	16	—
Caiman II	28	—	24
Jackalope	24	42	—
Brazos Permian II	18	27	—
Discovery	—	5	1
DBJV	—	—	32
Other	62	1	5
	$453	$1,132	$132

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Dividends and distributions
The organizational documents of entities in which we have an equity-method investment generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of our investments and included:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Appalachia Midstream Investments	$293	$297	$270
Gulfstream	86	93	92
OPPL	77	73	68
Caiman II	42	46	49
Discovery	41	45	127
RMM	38	—	—
Laurel Mountain	30	23	32
UEOM	13	70	80
DBJV	—	—	39
Other	37	46	27
	$657	$693	$784

Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2019	2018
	(Millions)
Assets (liabilities):
Current assets	$581	$834
Noncurrent assets	11,966	13,199
Current liabilities	(341)	(605)
Noncurrent liabilities	(2,532)	(2,491)

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Gross revenue	$2,490	$2,411	$1,961
Operating income	685	804	871
Net income	598	795	806

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 7 – Other Income and Expenses
The following tables present by segment, certain other items included in our Consolidated Statement of Operations:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Other (income) expense – net within Costs and expenses
Atlantic-Gulf
Amortization of regulatory assets associated with asset retirement obligations	$21	$33	$33
Net accrual (amortization) of regulatory liability related to overcollection of certain employee expenses	(17)	22	22
Project development costs related to Constitution (see Note 4)	3	4	16
Amortization of regulatory liability associated with Tax Reform	(26)	—	—
Gains on asset retirements	—	(12)	—

West
Regulatory charge per approved rates related to Tax Reform	24	24	—
Charge for regulatory liability associated with the decrease in Northwest Pipeline’s estimated deferred state income tax rates following WPZ Merger	—	12	—
Gains on contract settlements and terminations	—	—	(15)

Other
Change to (benefit of) regulatory asset associated with Transco’s estimated deferred state income tax rate following WPZ Merger	12	(37)	—
Gain on sale of refinery grade propylene splitter	—	—	(12)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Other income (expense) – net below Operating income (loss)

Atlantic-Gulf
Allowance for equity funds used during construction	$29	$87	$70
Settlement charge from pension early payout program	—	(7)	(15)
Regulatory adjustments resulting from Tax Reform	—	—	(33)

Northeast G&P
Settlement charge from pension early payout program	—	(4)	(7)

West
Settlement charge from pension early payout program	—	(6)	(13)
Regulatory adjustments resulting from Tax Reform	—	—	(6)

Other
Income associated with a regulatory asset related to deferred taxes on equity funds used during construction	9	35	52
Net gain (loss) associated with early retirement of debt	—	(7)	27
Settlement charge from pension early payout program	—	(5)	(35)
Regulatory adjustments resulting from Tax Reform	—	(1)	(63)

Severance and other related costs included within Operating and maintenance expenses and Selling, general, and administrative expenses are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Atlantic-Gulf	$32	$—	$—
Northeast G&P	7	—	—
West	17	—	—
Other	1	—	22

Selling, general, and administrative expenses for the year ended December 31, 2018, includes a $35 million charge associated with a charitable contribution of preferred stock to The Williams Companies Foundation, Inc. (a not-for-profit corporation) within the Other segment (see Note 16 – Stockholders' Equity) and $20 million for WPZ Merger related costs within the Other segment.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 8 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Current:
Federal	$(41)	$(83)	$15
State	(5)	1	23
Foreign	2	—	—
	(44)	(82)	38
Deferred:
Federal	280	183	(2,004)
State	99	37	(8)
	379	220	(2,012)
Provision (benefit) for income taxes	$335	$138	$(1,974)

Reconciliations from the Provision (benefit) at statutory rate to recorded Provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Provision (benefit) at statutory rate	$224	$69	$187
Increases (decreases) in taxes resulting from:
Impact of nontaxable noncontrolling interests	29	(73)	(117)
Federal Tax Reform rate change	—	—	(1,932)
State income taxes (net of federal benefit)	74	(10)	(17)
State deferred income tax rate change	—	38	26
Foreign operations – net (including tax effect of Canadian Sale)	2	—	(127)
Federal valuation allowance	3	105	—
Other – net	3	9	6
Provision (benefit) for income taxes	$335	$138	$(1,974)

Income (loss) from continuing operations before income taxes includes $6 million, $3 million, and $7 million of foreign loss in 2019, 2018, and 2017, respectively.
Foreign operations – net (including tax effect of Canadian Sale) in 2017 reflects the release of a valuation allowance associated with impairments and losses on the sale of our Canadian operations.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Significant components of Deferred income tax liabilities and Deferred income tax assets are as follows:

	December 31,
	2019	2018
	(Millions)
Deferred income tax liabilities:
Property, plant and equipment	$1,921	$2,317
Investments	1,411	295
Other	82	30
Total deferred income tax liabilities	3,414	2,642
Deferred income tax assets:
Accrued liabilities	729	667
Minimum tax credit	29	71
Foreign tax credit	140	140
Federal loss carryovers	544	147
State losses and credits	362	319
Other	147	94
Total deferred income tax assets	1,951	1,438
Less valuation allowance	319	320
Net deferred income tax assets	1,632	1,118
Overall net deferred income tax liabilities	$1,782	$1,524

The valuation allowance at December 31, 2019 and 2018, serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. We considered all available positive and negative evidence, including projected future taxable income, which incorporates available tax planning strategies, and management’s estimate of future reversals of existing taxable temporary differences, and have determined that a portion of our deferred income tax assets related to the Foreign tax credit and State losses and credits may not be realized. The completion of the WPZ Merger (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies) was a taxable exchange to the WPZ unit holders, which resulted in an adjustment to the tax basis in the underlying assets deemed acquired. A reduction to the deferred tax liability of $1.829 billion related to the book-tax basis difference in this investment was recorded in 2018. Increased tax depreciation from the additional tax basis will reduce future taxable income, which serves to impact our expected realization of the Foreign tax credit. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits reflects increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. We have loss and credit carryovers in multiple state taxing jurisdictions. Additionally, valuation allowances on state net operating losses decreased by $31 million in 2018 after the completion of the WPZ Merger. These attributes generally expire between 2019 and 2038 with some carryovers having indefinite carryforward periods. The remaining federal Minimum tax credit of $29 million will be refunded/utilized no later than 2021.
Federal loss carryovers include deferred tax assets of $5 million at the end of 2019 that are expected to be utilized by us prior to expiration between 2020 and 2023. Deferred tax assets on net operating loss carryovers of $539 million have no expiration date.
Cash refunds for income taxes (net of payments) were $86 million in 2019. Cash payments for income taxes (net of refunds) were $11 million, and $28 million in 2018 and 2017, respectively.
As of December 31, 2019, we had approximately $51 million of unrecognized tax benefits. If recognized, income tax expense would be reduced by $51 million for each of the years 2019 and 2018, including the effect of these changes on other tax attributes, with state income tax amounts included net of federal tax effect. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2019	2018
	(Millions)
Balance at beginning of period	$51	$50
Additions for tax positions of prior years	—	1
Balance at end of period	$51	$51

We recognize related interest and penalties as a component of Provision (benefit) for income taxes. Total interest and penalties recognized as part of income tax provision were expenses of $500 thousand and $800 thousand for 2019 and 2018, respectively. Approximately $3 million of interest and penalties primarily relating to uncertain tax positions have been accrued as of both December 31, 2019 and 2018.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Consolidated U.S. Federal income tax returns are open to Internal Revenue Service (IRS) examination for years after 2010, excluding 2015, for which the statute expired on August 31, 2019. As of December 31, 2019, examinations of tax returns for 2011 through 2013 are currently in process. We do not expect material changes in our financial position resulting from these examinations. The statute of limitations for most states expires one year after expiration of the IRS statute. Generally, tax returns for our previously owned Canadian entities are open to audit for tax years after 2012. Tax years 2013 and 2014 are currently under income tax examination, while tax year 2016 is under Goods and Services Tax (GST) examination. In September 2016, we sold the majority of our Canadian operations and, as part of the sale, indemnified the purchaser for any increases in Canadian tax due to an audit of any tax periods prior to the sale.
Note 9 – Earnings (Loss) Per Common Share from Continuing Operations

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations available to common stockholders	$862	$(156)	$2,174
Basic weighted-average shares	1,212,037	973,626	826,177
Effect of dilutive securities:
Nonvested restricted stock units	1,811	—	1,704
Stock options	163	—	637
Diluted weighted-average shares (1)	1,214,011	973,626	828,518
Earnings (loss) per common share from continuing operations:
Basic	$.71	$(.16)	$2.63
Diluted	$.71	$(.16)	$2.62

________________

(1)
For the year ended December 31, 2018, 2.0 million weighted-average nonvested restricted stock units and 0.5 million weighted-average stock options have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.

Note 10 – Employee Benefit Plans
We have noncontributory defined benefit pension plans in which eligible employees participate. Currently, eligible employees earn benefits primarily based on a cash balance formula. At the time of retirement, participants may elect, to the extent they are eligible for the various options, to receive annuity payments, a lump-sum payment, or a combination of annuity and lump-sum payments. In addition to our pension plans, we currently provide subsidized retiree medical and life insurance benefits (other postretirement benefits) to certain eligible participants. Generally, employees hired after December 31, 1991, are not eligible for the subsidized retiree medical benefits, except for participants that were employees or retirees of Transco Energy Company on December 31, 1995. Subsidized retiree medical benefits for

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

eligible participants age 65 and older are paid through contributions to health reimbursement accounts. Subsidized retiree medical benefits for eligible participants under age 65 are provided through a self-insured medical plan sponsored by us. The self-insured retiree medical plan provides for retiree contributions and contains other cost-sharing features such as deductibles, co-payments, and co-insurance. The accounting for this plan anticipates estimated future increases to our contribution levels to the health reimbursement accounts for participants age 65 and older, as well as future cost-sharing that is consistent with our expressed intent to increase the retiree contribution level generally in line with health care cost increases for participants under age 65.
In 2018, our defined benefit pension and our defined contribution plans were amended. Eligible employees hired or rehired on or after January 1, 2019, are not eligible to participate in the pension plan, but are eligible for an additional fixed annual contribution made by us to the defined contribution plan. Additionally, as of January 1, 2020, certain active eligible employees no longer receive future compensation credits under the defined benefit pension plan, but are eligible for an additional fixed annual contribution made by us to the defined contribution plan. Also as of January 1, 2020, certain active eligible employees continue to receive compensation credits under the defined benefit pension plans and these employees are not eligible to receive the fixed annual contribution under the defined contribution plan. As a result of this amendment, a curtailment gain and a prior service credit were recorded to Accumulated other comprehensive income (loss). These amounts were not significant and are reported in Net actuarial gain (loss) within the subsequent tables of changes in benefit obligations, amounts included in Accumulated other comprehensive income (loss), and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before taxes.
In 2017, we initiated a program to pay out certain deferred vested pension benefits to reduce investment risk, cash funding volatility, and administrative costs. In December 2017 and August 2018, lump-sum payments were made, and annuity payments commenced in relation to this program. As a result of these lump-sum payments, as well as lump-sum benefit payments made throughout 2017 and 2018, settlement accounting was required. We recognized pre-tax, noncash settlement charges of $23 million in 2018 and $71 million in 2017, which are substantially reported in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Operations (see Note 7 – Other Income and Expenses). These amounts are included within the subsequent tables of net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before taxes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,187	$1,319	$186	$206
Service cost	45	50	1	1
Interest cost	50	46	8	7
Plan participants’ contributions	—	—	2	2
Benefits paid	(111)	(35)	(12)	(13)
Net actuarial loss (gain)	69	(90)	30	(17)
Settlements	(3)	(103)	—	—
Net increase (decrease) in benefit obligation	50	(132)	29	(20)
Benefit obligation at end of year	1,237	1,187	215	186
Change in plan assets:
Fair value of plan assets at beginning of year	1,132	1,227	214	227
Actual return on plan assets	218	(45)	38	(7)
Employer contributions	63	88	5	5
Plan participants’ contributions	—	—	2	2
Benefits paid	(111)	(35)	(12)	(13)
Settlements	(3)	(103)	—	—
Net increase (decrease) in fair value of plan assets	167	(95)	33	(13)
Fair value of plan assets at end of year	1,299	1,132	247	214
Funded status — overfunded (underfunded)	$62	$(55)	$32	$28
Accumulated benefit obligation	$1,221	$1,171

The overfunded (underfunded) status of our pension plans and other postretirement benefit plan presented in the previous table are recognized in the Consolidated Balance Sheet within the following accounts:

	December 31,
	2019	2018
	(Millions)
Overfunded (underfunded) pension plans:
Noncurrent assets	$92	$—
Current liabilities	(3)	(2)
Noncurrent liabilities	(27)	(53)

Overfunded (underfunded) other postretirement benefit plan:
Noncurrent assets	38	34
Current liabilities	(6)	(6)

The plan assets within our other postretirement benefit plan are intended to be used for the payment of benefits for certain groups of participants. The Current liabilities for the other postretirement benefit plan represent the current portion of benefits expected to be payable in the subsequent year for the groups of participants whose benefits are not expected to be paid from plan assets.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The pension plans’ benefit obligation Net actuarial loss (gain) of $69 million in 2019 is primarily due to the impact of a decrease in the discount rates utilized to calculate the benefit obligation, partially offset by the impact of a decrease in the cash balance interest crediting rate assumption. The pension plans’ benefit obligation Net actuarial loss (gain) of $(90) million in 2018 is primarily due to the impact of an increase in the discount rates utilized to calculate the benefit obligation.
The 2019 benefit obligation Net actuarial loss (gain) of $30 million for our other postretirement benefit plan is primarily due a decrease in the discount rate used to calculate the benefit obligation and other assumption changes, partially offset by the impact of benefit payment experience and tax law changes. The 2018 benefit obligation Net actuarial loss (gain) of $(17) million for our other postretirement benefit plan is primarily due to an increase in the discount rate used to calculate the benefit obligation.
The following table summarizes information for pension plans with obligations in excess of plan assets.

	December 31,
	2019	2018
	(Millions)
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$29	$1,187
Fair value of plan assets	—	1,132

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	26	367
Fair value of plan assets	—	326

Pre-tax amounts not yet recognized in Net periodic benefit cost (credit) at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
	(Millions)
Amounts included in Accumulated other comprehensive income (loss):
Net actuarial loss	$(243)	$(347)	$(21)	$(12)
Amounts included in regulatory liabilities associated with Transco and Northwest Pipeline:
Net actuarial gain	N/A	N/A	$11	$4

In addition to the regulatory liabilities included in the previous table, differences in the amount of actuarially determined Net periodic benefit cost (credit) for our other postretirement benefit plan and the other postretirement benefit costs recovered in rates for Transco and Northwest Pipeline are deferred as a regulatory asset or liability. We have regulatory liabilities of $106 million at December 31, 2019 and $116 million at December 31, 2018, related to these deferrals. Additionally, Transco recognizes a regulatory liability for rate collections in excess of its amount funded to the tax-qualified pension plans. At December 31, 2019 and 2018, these regulatory liabilities were $43 million and $49 million, respectively. These pension and other postretirement plans amounts will be reflected in rates based on the rate structures of these gas pipelines.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Net Periodic Benefit Cost (Credit)
Net periodic benefit cost (credit) for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$45	$50	$50	$1	$1	$1
Interest cost	50	46	59	8	7	8
Expected return on plan assets	(61)	(63)	(82)	(10)	(11)	(11)
Amortization of prior service credit	—	—	—	—	(2)	(13)
Amortization of net actuarial loss	15	23	27	—	—	—
Net actuarial loss from settlements	1	23	71	—	—	—
Reclassification to regulatory liability	—	—	—	1	2	3
Net periodic benefit cost (credit)	$50	$79	$125	$—	$(3)	$(12)

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

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
	(Millions)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial gain (loss)	$88	$(18)	$62	$(9)	$9	$(3)
Amortization of prior service credit	—	—	—	—	—	(5)
Amortization of net actuarial loss	15	23	27	—	—	—
Net actuarial loss from settlements	1	23	71	—	—	—
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$104	$28	$160	$(9)	$9	$(8)

Other changes in plan assets and benefit obligations for our other postretirement benefit plan associated with Transco and Northwest Pipeline are recognized in regulatory assets and liabilities. Amounts recognized in regulatory assets and liabilities for the years ended December 31 consist of the following:

	2019	2018	2017
	(Millions)
Other changes in plan assets and benefit obligations recognized in regulatory (assets) and liabilities:
Net actuarial gain (loss)	$7	$(10)	$6
Amortization of prior service credit	—	(2)	(8)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	3.19%	4.34%	3.27%	4.39%
Rate of compensation increase	3.68	4.83	N/A	N/A
Cash balance interest crediting rate	3.50	4.25	N/A	N/A
The weighted-average assumptions utilized to determine Net periodic benefit cost (credit) for the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.33%	3.67%	4.17%	4.39%	3.71%	4.27%
Expected long-term rate of return on plan assets	5.26	5.34	6.45	5.01	4.95	5.53
Rate of compensation increase	4.83	4.93	4.87	N/A	N/A	N/A
Cash balance interest crediting rate	4.25	4.25	4.25	N/A	N/A	N/A

The mortality assumptions used to determine the benefit obligations for our pension and other postretirement benefit plans reflect generational projection mortality tables.
The assumed health care cost trend rate for 2020 is 7.2 percent. This rate decreases to 4.5 percent by 2028.
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
The investment policy for the pension plans includes a general target asset allocation at December 31, 2019, of 25 percent equity securities and 75 percent fixed income securities. The target allocation includes the investments in equity and fixed income mutual funds and commingled investment funds.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following securities and transactions are not authorized: unregistered securities, commodities or commodity contracts, short sales or margin transactions, or other leveraging strategies. Additionally, real estate equity, natural resource property, venture capital, leveraged buyouts, and other high-return, high-risk investments are generally restricted. Use of derivative securities in mutual funds and commingled investment funds held by the plans’ trusts is allowed. However, direct investment in derivative securities requires approval. Currently, investment managers are approved to enter into U.S. Treasury futures contracts on behalf of the plans to implement and manage duration and yield curve strategy in the fixed income portfolio.
There are no significant concentrations of risk within the plans’ investment securities because of the diversity of the types of investments, diversity of the various industries, and the diversity of the fund managers and investment strategies. Generally, the investments held in the plans are publicly traded, therefore, minimizing liquidity risk in the portfolio.
The fair values of our pension plan assets at December 31, 2019 and 2018 by asset class are as follows:

	2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Pension assets:
Cash management fund	$11	$—	$—	$11
Equity securities	41	22	—	63
Fixed income securities (1):
U.S. Treasury securities	62	—	—	62
Governments and municipal bonds	—	35	—	35
Mortgage and asset-backed securities	—	11	—	11
Corporate bonds	—	360	—	360
Other	5	4	—	9
	$119	$432	$—	551
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				133
Equities — Global large and mid cap				100
Equities — International emerging markets				26
Fixed income — U.S. long and intermediate duration				380
Fixed income — Corporate bonds				109
Total assets at fair value at December 31, 2019				$1,299

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Pension assets:
Cash management fund	$10	$—	$—	$10
Equity securities	52	—	—	52
Fixed income securities (1):
U.S. Treasury securities	157	—	—	157
Government and municipal bonds	—	21	—	21
Mortgage and asset-backed securities	—	48	—	48
Corporate bonds	—	210	—	210
Insurance company investment contracts and other	—	6	—	6
	$219	$285	$—	504
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				123
Equities — International small cap				8
Equities — International emerging markets				19
Equities — International developed markets				51
Fixed income — U.S. long duration				335
Fixed income — Corporate bonds				92
Total assets at fair value at December 31, 2018				$1,132

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our other postretirement benefits plan assets at December 31, 2019 and 2018 by asset class are as follows:

	2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds	$11	$—	$—	$11
Equity securities	35	9	—	44
Fixed income securities (1):
U.S. Treasury securities	8	—	—	8
Governments and municipal bonds	—	4	—	4
Mortgage and asset-backed securities	—	1	—	1
Corporate bonds	—	43	—	43
Mutual fund — Municipal bonds	46	—	—	46
	$100	$57	$—	157
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				16
Equities — Global large and mid cap				12
Equities — International emerging markets				3
Fixed income — U.S. long and intermediate duration				46
Fixed income — Corporate bonds				13
Total assets at fair value at December 31, 2019				$247

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds	$11	$—	$—	$11
Equity securities	29	5	—	34
Fixed income securities (1):
U.S. Treasury securities	19	—	—	19
Government and municipal bonds	—	2	—	2
Mortgage and asset-backed securities	—	6	—	6
Corporate bonds	—	25	—	25
Mutual fund — Municipal bonds	43	—	—	43
	$102	$38	$—	140
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				14
Equities — International small cap				1
Equities — International emerging markets				2
Equities — International developed markets				6
Fixed income — U.S. long duration				40
Fixed income — Corporate bonds				11
Total assets at fair value at December 31, 2018				$214
____________

(1)	The weighted-average credit quality rating of the fixed income security portfolio is investment grade with a weighted-average duration of approximately 14 years for 2019 and 13 years for 2018.

(2)
The stated intents of the funds vary based on each commingled fund’s investment objective. These objectives generally include strategies to replicate or outperform various market indices. Certain standard withdrawal restrictions generally apply, which may include redemption notification period restrictions ranging from 1 day to 30 days. Additionally, the fund managers retain the right to restrict withdrawals from and/or purchases into the funds so as not to disadvantage other investors in the funds. Generally, the funds also reserve the right to make all or a portion of the redemption in-kind rather than in cash or a combination of cash and in-kind.

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
There have been no significant changes in the preceding valuation methodologies used at December 31, 2019 and 2018. Additionally, there were no transfers or reclassifications of investments between Level 1 and Level 2 from December 2018 to December 2019. If transfers between levels had occurred, the transfers would have been recognized as of the end of the period.
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

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2020	$100	$14
2021	99	14
2022	97	14
2023	93	14
2024	90	14
2025-2029	433	62

In 2020, we expect to contribute approximately $10 million to our tax-qualified pension plans and approximately $3 million to our nonqualified pension plans, for a total of approximately $13 million, and approximately $6 million to our other postretirement benefit plan.
Defined Contribution Plan
We also maintain a defined contribution plan for the benefit of substantially all of our employees. Generally, plan participants may contribute a portion of their compensation on a pre-tax and after-tax basis in accordance with the plan’s guidelines. We match employees’ contributions up to certain limits. Our contributions charged to expense were $36 million in 2019, $35 million in 2018, and $34 million in 2017.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

Year Ended December 31,
2019
(Millions)
Lease Cost:
Operating lease cost	$40
Short-term lease cost	—
Variable lease cost	27
Sublease income	(2)
Total lease cost	$65
Cash paid for amounts included in the measurement of operating lease liabilities	$39
December 31, 2019
(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet)	$207
Operating lease liabilities:
Current (included in Accrued liabilities in our Consolidated Balance Sheet)	$21
Noncurrent (included in Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet)	$188
Weighted-average remaining lease term – operating leases (years)	13
Weighted-average discount rate – operating leases	4.61%

Prior to adopting ASU 2016-02, which was effective January 1, 2019 (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies), total rent expense was $73 million in 2018 and $62 million in 2017 and primarily included in Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Operations.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2020	$29
2021	33
2022	28
2023	22
2024	19
Thereafter	157
Total future lease payments	288
Less amount representing interest	79
Total obligations under operating leases	$209

We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 12 – Property, Plant, and Equipment
The following table presents nonregulated and regulated Property, plant, and equipment – net as presented on the Consolidated Balance Sheet for the years ended:

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2019	2018
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$17,593	$15,324
Construction in progress	Not applicable		354	778
Other	2 - 45		2,519	2,356
Regulated:
Natural gas transmission facilities		1.25 - 7.13	18,076	17,312
Construction in progress	Not applicable	Not applicable	586	965
Other	5 - 45	0.00 - 33.33	2,382	1,926
Total property, plant, and equipment, at cost			41,510	38,661
Accumulated depreciation and amortization			(12,310)	(11,157)
Property, plant, and equipment — net			$29,200	$27,504
__________

(1)	Estimated useful life and depreciation rates are presented as of December 31, 2019. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.
Depreciation and amortization expense for Property, plant, and equipment – net was $1.390 billion, $1.392 billion, and $1.389 billion in 2019, 2018, and 2017, respectively.
Regulated Property, plant, and equipment – net includes approximately $547 million and $586 million at December 31, 2019 and 2018, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

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
The following table presents the significant changes to our ARO, of which $1.117 billion and $968 million are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Accrued liabilities at December 31, 2019 and 2018, respectively.

	December 31,
	2019	2018
	(Millions)
Beginning balance	$1,032	$998
Liabilities incurred	15	21
Liabilities settled	(8)	(19)
Accretion expense	59	71
Revisions (1)	67	(39)
Ending balance	$1,165	$1,032
___________

(1)
Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, market risk premiums, discount rates, and the estimated remaining useful life of the assets. The 2019 revisions reflect changes in removal cost estimates, decreases in the estimated remaining useful life of certain assets, increases in inflation rates, and decreases in the discount rates used in the annual review process. The 2018 revisions reflect changes in removal cost estimates, decreases in the estimated remaining useful life of certain assets, and increases in the discount rates used in the annual review process.

The funds Transco collects through a portion of its rates to fund its ARO are deposited into an external trust account dedicated to funding its ARO (ARO Trust). (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) Under its current rate settlement, Transco’s annual funding obligation is approximately $36 million, with installments to be deposited monthly.
Note 13 – Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, by reportable segment for the periods indicated are as follows:

	Northeast G&P	West	Total
	(Millions)
December 31, 2017	$—	$47	$47
Jackalope Deconsolidation (see Note 6)		(47)	(47)
December 31, 2018	—	—	—
UEOM Acquisition (see Note 3)	188		188
December 31, 2019	$188	$—	$188

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Our goodwill is not subject to amortization, but is evaluated at least annually for impairment or more frequently if impairment indicators are present. We did not identify or recognize any impairments to goodwill in connection with our evaluation of goodwill for impairment during the years ended December 31, 2019, 2018, and 2017, respectively.
Other Intangible Assets
The gross carrying amount and accumulated amortization of other intangible assets, included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, at December 31 are as follows:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Contractual customer relationships	$9,560	$(1,789)	$9,232	$(1,465)

Other intangible assets primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in acquisitions. The increase in the gross carrying amount of other intangible assets during 2019 is primarily related to the acquisition of UEOM (see Note 3 – Acquisitions and Divestitures). Other intangible assets are being amortized on a straight-line basis over a period of 20 years for the acquisition of UEOM and 30 years for other acquisitions, which represents a portion of the term over which the contractual customer relationships are expected to contribute to our cash flows.
We expense costs incurred to renew or extend the terms of our gas gathering, processing, and fractionation contracts with customers. Based on the estimated future revenues during the contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the contractual customer relationships associated with the UEOM acquisition was approximately 10 years. Although a significant portion of the expected future cash flows associated with these contractual customer relationships are dependent on our ability to renew or extend the arrangements beyond the initial contract periods, these expected future cash flows are significantly influenced by the scope and pace of our producer customers’ drilling programs. Once producer customers’ wells are connected to our gathering infrastructure, their likelihood of switching to another provider before the wells are abandoned is reduced due to the significant capital investment required.
The amortization expense related to other intangible assets was $324 million, $333 million, and $347 million in 2019, 2018, and 2017, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $328 million.
Note 14 – Accrued Liabilities

	December 31,
	2019	2018
	(Millions)
Interest on debt	$288	$282
Employee costs	226	205
Estimated rate refund liabilities (Note 19)	189	—
Contract liabilities (Note 2)	158	244
Asset retirement obligation (Note 12)	48	64
Operating lease liabilities (Note 11)	21	—
Other, including other loss contingencies	346	307
	$1,276	$1,102

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 15 – Debt and Banking Arrangements
Long-Term Debt

	December 31,
	2019	2018
	(Millions)
Transco:
7.08% Debentures due 2026	$8	$8
7.25% Debentures due 2026	200	200
7.85% Notes due 2026	1,000	1,000
4% Notes due 2028	400	400
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
4.6% Notes due 2048	600	600
Other financing obligation - Atlantic Sunrise	857	807
Other financing obligation - Dalton	259	260
Northwest Pipeline:
7.125% Debentures due 2025	85	85
4% Notes due 2027	500	500
WMB:
4.125% Notes due 2020	600	600
5.25% Notes due 2020	1,500	1,500
4% Notes due 2021	500	500
7.875% Notes due 2021	371	371
3.35% Notes due 2022	750	750
3.6% Notes due 2022	1,250	1,250
3.7% Notes due 2023	850	850
4.5% Notes due 2023	600	600
4.3% Notes due 2024	1,000	1,000
4.55% Notes due 2024	1,250	1,250
3.9% Notes due 2025	750	750
4% Notes due 2025	750	750
3.75% Notes due 2027	1,450	1,450
7.5% Debentures due 2031	339	339
7.75% Notes due 2031	252	252
8.75% Notes due 2032	445	445
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	400
5.4% Notes due 2044	500	500
5.75% Notes due 2044	650	650
4.9% Notes due 2045	500	500
5.1% Notes due 2045	1,000	1,000
4.85% Notes due 2048	800	800
Various — 7.625% to 10.25% Notes and Debentures due 2019 to 2027	24	55
Credit facility loans	—	160
Debt issuance costs	(119)	(131)
Net unamortized debt premium (discount)	(58)	(62)
Total long-term debt, including current portion	22,288	22,414
Long-term debt due within one year	(2,140)	(47)
Long-term debt	$20,148	$22,367

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents aggregate minimum maturities of long-term debt and other financing obligations, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years:

December 31, 2019
(Millions)
2020	$2,141
2021	893
2022	2,025
2023	1,477
2024	2,279

Issuances and retirements
We retired $14 million of 8.75 percent senior unsecured notes that matured on January 15, 2020.
We retired $32 million of 7.625 percent senior unsecured notes that matured on July 15, 2019.
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
Other financing obligations
During the construction of the Atlantic Sunrise and Dalton projects, Transco received funding from its partners for their proportionate share of construction costs. Amounts received were recorded within noncurrent liabilities and the costs associated with construction were capitalized in our Consolidated Balance Sheet. Upon placing these projects into service Transco began utilizing the partners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from its partners from noncurrent liabilities to debt. The obligations, which mature in 2038 and 2052, respectively, require monthly interest and principal payments and both bear an interest rate of approximately 9 percent.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Credit Facilities

	December 31, 2019
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		14
________________

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Revolving credit facility
On July 13, 2018, we along with Transco and Northwest Pipeline, the lenders named therein, and an administrative agent entered into a credit agreement (Credit Agreement) with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. On August 10, 2018, following the completion of the WPZ Merger, the Credit Agreement became effective. The maturity date of the credit facility is August 10, 2023. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as August 10, 2025, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $1 billion. Transco and Northwest Pipeline are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers.
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
At December 31, 2019, we are in compliance with these covenants.
Commercial Paper Program
On August 10, 2018, following the consummation of the WPZ Merger, we entered into a $4 billion commercial paper program. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The net proceeds of issuances of the commercial paper notes are expected to be used to fund planned capital expenditures and for other general corporate purposes. At December 31, 2019 and 2018, no commercial paper was outstanding.
Cash Payments for Interest (Net of Amounts Capitalized)
Cash payments for interest (net of amounts capitalized) were $1.153 billion in 2019, $1.064 billion in 2018, and $1.110 billion in 2017.
Note 16 – Stockholders' Equity
On January 28, 2020, our board of directors approved a regular quarterly dividend to common stockholders of $0.40 per share payable on March 30, 2020.
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
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2018	$(2)	$(1)	$(267)	$(270)
Other comprehensive income (loss) before reclassifications	—	—	59	59
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	12	12
Other comprehensive income (loss)	—	—	71	71
Balance at December 31, 2019	$(2)	$(1)	$(196)	$(199)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Reclassifications out of AOCI are presented in the following table by component for the year ended December 31, 2019:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	$16	Other income (expense) – net below Operating income (loss)
Income tax benefit	(4)	Provision (benefit) for income taxes
Reclassifications during the period	$12
Note 17 – Equity-Based Compensation
Williams’ Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan) provides common-stock-based awards to both employees and nonmanagement directors. To date, 40 million new shares have been authorized for making awards under the Plan. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2019, 23 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 11 million shares were available for future grants.
Additionally, up to 3.6 million new shares of our common stock have been authorized to date to be available for sale under our Employee Stock Purchase Plan (ESPP). Employees purchased 322 thousand shares at a weighted-average price of $19.55 per share during 2019. Approximately 424 thousand shares were available for purchase under the ESPP at December 31, 2019.
Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Operations include equity-based compensation expense for the years ended December 31, 2019, 2018, and 2017 of $57 million, $54 million, and $70 million, respectively. Income tax benefit recognized related to the stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017 was $14 million, $14 million, and $17 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2019, was $60 million, comprised of $2 million related to stock options and $58 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 2.8 years.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2019:

Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2018	7.3	$31.55
Granted	—	$—
Exercised	(0.4)	$11.31
Cancelled	(0.1)	$35.62
Outstanding at December 31, 2019	6.8	$32.64	$2
Exercisable at December 31, 2019	5.8	$33.22	$2

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes additional information related to stock option activity during each of the last three years:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Total intrinsic value of options exercised	$6	$3	$4
Tax benefits realized on options exercised	$1	$—	$1
Cash received from the exercise of options	$4	$9	$7

The weighted-average remaining contractual lives for stock options outstanding and exercisable at December 31, 2019, were 4.2 years and 3.6 years, respectively.
The estimated fair value at date of grant of options for our common stock granted in each respective year, using the Black-Scholes option pricing model, is as follows:

	2018	2017
Weighted-average grant date fair value of options for our common stock granted during the year, per share	$5.49	$6.61
Weighted-average assumptions:
Dividend yield	4.7%	4.2%
Volatility	30.1%	35.1%
Risk-free interest rate	2.7%	2.1%
Expected life (years)	6.0	6.0

There were no stock options granted in 2019. The expected dividend yield for each respective year is based on the dividend forecast for that year and the grant-date market price of our stock. Our expected future volatility is determined using the historical volatility of our stock and implied volatility on our traded options. Historical volatility is based on the blended 10-year historical volatility of our stock and certain peer companies. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.
Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2019:

Restricted Stock Units Outstanding	Shares	Weighted- Average Fair Value (1)
	(Millions)
Nonvested at December 31, 2018	4.5	$28.96
Granted	2.5	$25.87
Forfeited	(0.5)	$28.48
Vested	(1.1)	$26.25
Nonvested at December 31, 2019	5.4	$28.11
______________

(1)
Performance-based restricted stock units are valued considering measures of total shareholder return utilizing a Monte Carlo valuation method and return on capital employed. All other restricted stock units are valued at the grant-date market price. Restricted stock units generally vest after three years.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Value of Restricted Stock Units	2019	2018	2017
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$25.87	$30.48	$29.47
Total fair value of restricted stock units vested during the year (in millions)	$29	$35	$33

Performance-based restricted stock units granted under the Plan represent 39 percent of nonvested restricted stock units outstanding at December 31, 2019. These grants may be earned at the end of the vesting period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.
Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk
The following table presents, by level within the fair value hierarchy, certain of our financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, margin deposits, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$201	$201	$201	$—	$—
Energy derivative assets not designated as hedging instruments	1	1	1	—	—
Energy derivative liabilities not designated as hedging instruments	(3)	(3)	(1)	—	(2)
Additional disclosures:
Long-term debt, including current portion	(22,288)	(25,319)	—	(25,319)	—
Guarantees	(41)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2018:
Measured on a recurring basis:
ARO Trust investments	$150	$150	$150	$—	$—
Energy derivative assets not designated as hedging instruments	3	3	3	—	—
Energy derivative liabilities not designated as hedging instruments	(7)	(7)	(4)	—	(3)
Additional disclosures:
Long-term debt, including current portion	(22,414)	(23,330)	—	(23,330)	—
Guarantees	(43)	(30)	—	(14)	(16)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets and liabilities measured at fair value on a recurring basis
ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust that is specifically designated to fund future ARO’s. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
Energy derivatives: Energy derivatives include commodity-based exchange-traded contracts and over-the-counter contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Energy derivative assets are reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Energy derivative liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the years ended December 31, 2019 or 2018.
Additional fair value disclosures
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton lateral and Atlantic Sunrise projects, which are included within long-term debt, were determined using an income approach (see Note 15 – Debt and Banking Arrangements).
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $28 million at December 31, 2019. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

currently be determined. These indemnifications generally continue indefinitely unless limited by the underlying tax regulations and have no carrying value. We have never been called upon to perform under these indemnifications and have no current expectation of a future claim.
Nonrecurring fair value measurements
The following table presents impairments of assets and equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy, except as specifically noted. Impairments of equity-method investments are reported in Other investing income (loss) – net in the Consolidated Statement of Operations.

				Impairments
				Year Ended December 31,
	Segment	Date of Measurement	Fair Value	2019	2018	2017
			(Millions)
Impairment of certain assets:
Certain pipeline project (1)	Atlantic-Gulf	December 31, 2019	$22	$354
Certain gathering assets (2)	West	December 31, 2019	25	20
Certain gathering assets (2)	West	June 30, 2019	40	59
Certain idle gathering assets (3)	West	March 31, 2019	—	12
Certain gathering assets (4)	West	December 31, 2018	470		$1,849
Certain idle pipeline assets (5)	Other	June 30, 2018	25		66
Certain gathering assets (6)	West	September 30, 2017	439			$1,019
Certain gathering assets (7)	Northeast G&P	September 30, 2017	21			115
Certain NGL pipeline (8)	Other	September 30, 2017	32			68
Certain olefins pipeline project (9)	Other	June 30, 2017	18			23
Other impairments and write-downs (10)				19	—	23
Impairment of certain assets				$464	$1,915	$1,248
Impairment of equity-method investments:
Laurel Mountain (11)	Northeast G&P	September 30, 2019	$242	$79
Appalachia Midstream Investments (12)	Northeast G&P	September 30, 2019	102	17
Pennant (13)	Northeast G&P	August 31, 2019	11	17
UEOM (14)	Northeast G&P	March 17, 2019	1,210	74
UEOM (14)	Northeast G&P	December 31, 2018	1,293		$32
Other				(1)
Impairment of equity-method investments				$186	$32

______________

(1)
Relates to the Constitution development project. The estimated fair value of the Property, plant, and equipment – net was based on probability-weighted third-party quotes. See Note 4 – Variable Interest Entities for further discussion.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

(2)
Relates to a gas gathering system in the Eagle Ford region with expected declines in asset utilization and possible idling of the gathering system. We designated these operations as held for sale, included in Other current assets and deferred charges, as of December 31, 2019. As a result, we measured the fair value of the disposal group using the expected sales price under a contract with a third party. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net at June 30, 2019, was determined using a market approach, which incorporated indications of interest from third parties.

(3)	Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value.

(4)
Relates to our gathering operations in the Barnett Shale. Certain of our contractual gathering rates, primarily those in the Barnett Shale, are based on a percentage of the New York Mercantile Exchange (NYMEX) natural gas prices. During the fourth quarter of 2018, we determined there was a sustained decline in the forward price curves for natural gas. During this same period, a large producer customer in the Barnett Shale removed their remaining drilling rig. These factors gave rise to an impairment evaluation of these assets, which incorporated management’s projections of future drilling activity and gathering rates, taking into consideration the information previously noted as well as recently available information regarding producer drilling cost assumptions in the basin. The resulting estimate of future undiscounted cash flows was less than our carrying value, necessitating the estimation of the fair value of the Property, plant, and equipment – net and Intangible assets – net of accumulated amortization. To arrive at the fair value, we utilized an income approach with a discount rate of 8.5 percent, reflecting an estimated cost of capital and risks associated with the underlying assets.

(5)
Relates to certain idle pipelines. The estimated fair value of the Property, plant, and equipment – net was determined by a market approach incorporating information derived from bids received for these assets, which we marketed for sale together with certain other assets. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. We sold these assets in the fourth quarter of 2018. (See Note 3 – Acquisitions and Divestitures.)

(6)
Relates to certain gathering operations in the Mid-Continent region. During the third quarter of 2017, we received solicitations and engaged in negotiations for the sale of certain of these assets which led to our impairment evaluation. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net of accumulated amortization was determined using an income approach and incorporated market inputs based on ongoing negotiations for a potential sale of a portion of the underlying assets. For the income approach, we utilized a discount rate of 10.2 percent, reflecting an estimated cost of capital and risks associated with the underlying assets.

(7)
Relates to certain gathering operations in the Marcellus South region resulting from an anticipated decline in future volumes following a third-quarter 2017 shut-in by the primary producer. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net of accumulated amortization was determined by the income approach utilizing a discount rate of 11.1 percent, reflecting an estimated cost of capital and risks associated with the underlying assets.

(8)
Relates to an NGL pipeline near the Houston Ship Channel region which we anticipated would be underutilized for the foreseeable future. The estimated fair value of the Property, plant, and equipment – net was primarily determined by using a market approach based on our analysis of observable inputs in the principal market. We sold these assets in the fourth quarter of 2018. (See Note 3 – Acquisitions and Divestitures.)

(9)
Relates primarily to project development costs associated with an olefins pipeline project in the Gulf Coast region, where we consider the likelihood of completion to be remote. The estimated fair value of the remaining Property, plant, and equipment – net considered a market approach based on our analysis of observable inputs in the principal

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

market, as well as an estimate of replacement cost. We sold these assets in the fourth quarter of 2018. (See Note 3 – Acquisitions and Divestitures.)

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

(12)
Relates to a certain gathering system held in Appalachia Midstream Investments that was adversely impacted by changes in the timing of expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 9.0 percent in our analysis.

(13)
The estimated fair value of Pennant Midstream, LLC (“Pennant”) was determined by a market approach based on recent observable third-party transactions. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.

(14)
The estimated fair value at March 17, 2019, was determined by a market approach based on the transaction price for the purchase of the remaining interest in UEOM as finalized just prior to the signing and closing of the acquisition in March 2019 (see Note 3 – Acquisitions and Divestitures). These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. The estimated fair value at December 31, 2018, was determined by a market approach based on our analysis of inputs in the principal market.

Concentration of Credit Risk
The following table summarizes concentration of receivables, net of allowances:

	December 31,
	2019	2018
	(Millions)
NGLs, natural gas, and related products and services	$613	$626
Transportation of natural gas and related products	277	232
Accounts Receivable related to revenues from contracts with customers	890	858
Other	106	134
Trade accounts and other receivables	$996	$992
Customers include producers, distribution companies, industrial users, gas marketers, and pipelines primarily located in the continental United States. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Based upon this evaluation, we may obtain collateral to support receivables.
In 2019, 2018, and 2017, Chesapeake Energy Corporation, and its affiliates, a customer currently primarily within our West segment, accounted for approximately 6 percent, 8 percent, and 10 percent, respectively, of our consolidated revenues, and as of December 31, 2019, accounted for $78 million of the consolidated Trade accounts and other receivables balance.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19 – Contingent Liabilities and Commitments
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
Alaska Refinery Contamination Litigation
We are involved in litigation arising from our ownership and operation of the North Pole Refinery in North Pole, Alaska, from 1980 until 2004, through our wholly owned subsidiaries, Williams Alaska Petroleum Inc. (WAPI) and MAPCO Inc. We sold the refinery to Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc., in 2004. The litigation involves three cases, with filing dates ranging from 2010 to 2014. The actions primarily arise from sulfolane contamination allegedly emanating from the refinery. A putative class action lawsuit was filed by James West in 2010 naming us, WAPI, and FHRA as defendants. We and FHRA filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination. In 2011, we and FHRA settled the claim with James West. Certain claims by FHRA against us were resolved by the Alaska Supreme Court in our favor. FHRA’s claims against us for contractual indemnification and statutory claims for damages related to off-site sulfolane were remanded to the Alaska Superior Court. The State of Alaska filed its action in March 2014, seeking damages. The City of North Pole (North Pole) filed its lawsuit in November 2014, seeking past and future damages, as well as punitive damages. Both we and WAPI asserted counterclaims against the State of Alaska and North Pole, and cross-claims against FHRA. FHRA has also filed cross-claims against us.
The underlying factual basis and claims in the cases are similar and may duplicate exposure. As such, in February 2017, the three cases were consolidated into one action in state court containing the remaining claims from the James

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

West case and those of the State of Alaska and North Pole. The State of Alaska later announced the discovery of additional contaminants per- and polyfluoralkyl (PFOS and PFOA) offsite of the refinery, and the Court permitted the State of Alaska to amend its complaint to add a claim for offsite PFOS/PFOA contamination. The Court subsequently remanded the offsite PFOS/PFOA claims to the Alaska Department of Environmental Conservation for investigation and stayed the claims pending their potential resolution at the administrative agency. Several trial dates encompassing all three cases have been scheduled and stricken. In the summer of 2019, the Court deconsolidated the cases for purposes of trial. A bench trial on all claims except North Pole’s claims began in October 2019.
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million. The Court did not award natural resource damages to the State of Alaska and also found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. A final judgment has not been entered in the case. We expect to appeal the decision. We have recorded an additional charge in the fourth quarter of 2019, reported within Income (loss) from discontinued operations in the Consolidated Statement of Operations, adjusting our accrued liability to our estimate of the probable loss. It is reasonably possible that we may not be successful on appeal and could ultimately pay up to the amount of judgment.
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
Other
On August 31, 2018, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2019, subject to refund and the outcome of a hearing. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. We anticipate FERC approval of the stipulation and agreement in the second quarter of 2020. As of December 31, 2019, we have provided a $189 million reserve for rate refunds related to increased rates collected since March 2019, which we believe is adequate for any refunds that may be required.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2019, we have accrued liabilities totaling $31 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2019, certain assessment studies were still

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely promulgate and propose new rules and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, air quality standards for one-hour nitrogen dioxide emissions, and volatile organic compound and methane new source performance standards impacting design and operation of storage vessels, pressure valves, and compressors. The EPA previously issued its rule regarding National Ambient Air Quality Standards for ground-level ozone. We are monitoring the rule’s implementation as it will trigger additional federal and state regulatory actions that may impact our operations. Implementation of the regulations is expected to result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in the Consolidated Balance Sheet for both new and existing facilities in affected areas. We are unable to reasonably estimate the cost of additions that may be required to meet the regulations at this time due to uncertainty created by various legal challenges to these regulations and the need for further specific regulatory guidance.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2019, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2019, we have accrued liabilities totaling $7 million for these costs.
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
At December 31, 2019, we have accrued environmental liabilities of $20 million related to these matters.
Other Divestiture Indemnifications
Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, property damage, environmental matters, right of way, and other representations that we have provided.
At December 31, 2019, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment are approximately $206 million at December 31, 2019.
Note 20 – Segment Disclosures
Our reportable segments are Atlantic-Gulf, Northeast G&P, and West. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
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
◦Equity earnings (losses);
◦Other investing income (loss) – net;

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Operations and Other financial information:

	Atlantic-Gulf	Northeast G&P	West	Other	Eliminations	Total
	(Millions)
2019
Segment revenues:
Service revenues
External	$2,812	$1,291	$1,813	$17	$—	$5,933
Internal	49	47	—	13	(109)	—
Total service revenues	2,861	1,338	1,813	30	(109)	5,933
Total service revenues – commodity consideration	41	12	150	—	—	203
Product sales
External	217	115	1,733	—	—	2,065
Internal	71	35	64	—	(170)	—
Total product sales	288	150	1,797	—	(170)	2,065
Total revenues	$3,190	$1,500	$3,760	$30	$(279)	$8,201

Other financial information:
Additions to long-lived assets	$1,179	$1,245	$466	$21	$—	$2,911
Proportional Modified EBITDA of equity-method investments	177	454	115	—	—	746

2018
Segment revenues:
Service revenues
External	$2,460	$935	$2,085	$22	$—	$5,502
Internal	49	41	—	12	(102)	—
Total service revenues	2,509	976	2,085	34	(102)	5,502
Total service revenues – commodity consideration	59	20	321	—	—	400
Product sales
External	174	245	2,365	—	—	2,784
Internal	261	42	83	—	(386)	—
Total product sales	435	287	2,448	—	(386)	2,784
Total revenues	$3,003	$1,283	$4,854	$34	$(488)	$8,686

Other financial information:
Additions to long-lived assets	$2,297	$477	$361	$36	$—	$3,171
Proportional Modified EBITDA of equity-method investments	183	493	94	—	—	770

2017
Segment revenues:
Service revenues
External	$2,202	$837	$2,246	$27	$—	$5,312
Internal	37	35	—	11	(83)	—
Total service revenues	2,239	872	2,246	38	(83)	5,312
Product sales
External	257	264	1,840	358	—	2,719
Internal	227	27	173	8	(435)	—
Total product sales	484	291	2,013	366	(435)	2,719
Total revenues	$2,723	$1,163	$4,259	$404	$(518)	$8,031

Other financial information:
Additions to long-lived assets	$2,001	$460	$321	$32	$—	$2,814
Proportional Modified EBITDA of equity-method investments	264	452	79	—	—	795

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations:

	Year Ended December 31,
	2019	2018	2017
	(Millions)
Modified EBITDA by segment:
Atlantic-Gulf	$1,895	$2,023	$1,238
Northeast G&P	1,314	1,086	819
West	1,232	308	412
Other	6	(29)	997
	4,447	3,388	3,466
Accretion expense associated with asset retirement obligations for nonregulated operations	(33)	(33)	(33)
Depreciation and amortization expenses	(1,714)	(1,725)	(1,736)
Equity earnings (losses)	375	396	434
Other investing income (loss) – net	(79)	187	282
Proportional Modified EBITDA of equity-method investments	(746)	(770)	(795)
Interest expense	(1,186)	(1,112)	(1,083)
(Provision) benefit for income taxes	(335)	(138)	1,974
Income (loss) from discontinued operations	(15)	—	—
Net income (loss)	$714	$193	$2,509

The following table reflects Total assets and Equity-method investments by reportable segments:

	Total Assets		Equity-Method Investments
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(Millions)
Atlantic-Gulf	$16,575	$16,346	$741	$776
Northeast G&P	15,399	14,526	3,973	5,319
West	13,487	13,948	1,521	1,726
Other	1,151	849	—	—
Eliminations (1)	(572)	(367)	—	—
Total	$46,040	$45,302	$6,235	$7,821

______________

(1)	Eliminations primarily relate to the intercompany notes and accounts receivable generated by our cash management program.

The Williams Companies Inc.
Quarterly Financial Data
(Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2019
Revenues	$2,054	$2,041	$1,999	$2,107
Product costs and processing commodity expenses	565	507	453	541
Income (loss) from continuing operations	214	324	242	(51)
Income (loss) from discontinued operations	—	—	—	(15)
Net income (loss)	214	324	242	(66)
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	194	310	220	138
Income (loss) from discontinued operations	—	—	—	(15)
Net income (loss)	194	310	220	123
Basic and diluted income (loss) from continuing operations per common share	.16	.26	.18	.11
Basic and diluted income (loss) from discontinued operations per common share	—	—	—	(.01)
Basic and diluted net income (loss) per common share	.16	.26	.18	.10

2018
Revenues	$2,088	$2,091	$2,303	$2,204
Product costs and processing commodity expenses	648	662	820	714
Income (loss) from continuing operations	270	269	200	(546)
Net income (loss)	270	269	200	(546)
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	152	135	129	(572)
Net income (loss)	152	135	129	(572)
Basic and diluted net income (loss) per common share	.18	.16	.13	(.47)

The sum of earnings (loss) per share for the four quarters may not equal the total earnings (loss) per share for the year due to changes in the average number of common shares outstanding and rounding.

2019
Net income (loss) for fourth-quarter 2019 includes $354 million of impairment of Constitution’s capitalized project costs (see Note 4 – Variable Interest Entities of Notes to Consolidated Financial Statements).
Net income (loss) for third-quarter 2019 includes $114 million of impairment of certain equity-method investments (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Net income (loss) for second-quarter 2019 includes a $122 million gain on sale of our equity-method investment in Jackalope (see Note 6 – Investing Activities of Notes to Consolidated Financial Statements).

2018
Net income (loss) for fourth-quarter 2018 includes:

•
$1.849 billion impairment of certain assets in the Barnett Shale region (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements);

The Williams Companies Inc.
Quarterly Financial Data – (Continued)
(Unaudited)

•
$591 million gain on the sale of our natural gas gathering and processing assets in the Four Corners area of New Mexico and Colorado (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements);

•	$141 million deconsolidation gain associated with our investment in the Brazos Permian II joint venture (see Note 6 – Investing Activities of Notes to Consolidated Financial Statements);

•	$101 million gain on the sale of certain assets and operations located in the Gulf Coast area (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2019
Deferred tax asset valuation allowance (1)	$320	$(1)	$—	$—	$319
2018
Deferred tax asset valuation allowance (1)	224	96	—	—	320
2017
Deferred tax asset valuation allowance (1)	334	(110)	—	—	224
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Williams Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 24, 2020, expressed an unqualified opinion thereon.

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
February 24, 2020

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Election of Directors” in our definitive proxy statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held April 28, 2020, which shall be filed no later than March 19, 2020 (Proxy Statement), which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401(b) of Regulation S-K is presented at the end of Part I herein and captioned “Information About Our Executive Officers,” as permitted by General Instruction G(3) to and Instruction 3 to Item 401(b) of Regulation S-K.

Information required by paragraphs (c)(3), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the heading “Questions and Answers About the Annual Meeting and Voting” and “Corporate Governance and Board Matters” in our Proxy Statement, which information is incorporated by reference herein.

Our Code of Business Conduct, together with our Corporate Governance Guidelines, the charters for each of our board committees, and our Code of Business Conduct applicable to all employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, or persons performing similar functions, are available on our Internet website at www.williams.com. We will provide, free of charge, a copy of our Code of Business Conduct or any of our other corporate documents listed above upon written request to our Corporate Secretary at Williams, One Williams Center, Suite 4700, Tulsa, Oklahoma 74172. We intend to disclose any amendments to or waivers, in each case, of the Code of Business Conduct on behalf of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and persons performing similar functions on the corporate governance section of our Internet website at www.williams.com, promptly following the date of any such amendment or waiver.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2019	76
Consolidated statement of comprehensive income (loss) for each year in the three-year period ended December 31, 2019	77
Consolidated balance sheet at December 31, 2019 and 2018	78
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2019	79
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2019	80
Notes to consolidated financial statements	81
Schedule for each year in the three-year period ended December 31, 2019:
II — Valuation and qualifying accounts	147
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	145
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

2.3	—
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

Exhibit No.		Description

2.5	—
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

2.6	—
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

4.4	—
Fourth Supplemental Indenture, dated as of July 31, 1999, among Williams Holdings of Delaware, Inc., The Williams Companies, Inc. and Bank One Trust Company, N.A. (formerly The First National Bank of Chicago), as Trustee (filed on March 28, 2000, as Exhibit 4(q) to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

4.5	—
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

4.9	—
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

Exhibit No.		Description

4.18	—
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

4.23	—
Eighth Supplemental Indenture, dated as of March 3, 2015, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 3, 2015, as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

4.24	—
Ninth Supplemental Indenture, dated as of June 5, 2017, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on June 5, 2017, as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

4.25	—
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

4.27	—
Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, Trustee (filed September 14, 1995, as Exhibit 4.1 to Northwest Pipeline’s registration statement on Form S-3 (File No. 033-62639) and incorporated herein by reference).

4.28	—
Indenture, dated as of April 3, 2017, between Northwest Pipeline LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on April 3, 2017, as Exhibit 4.1 to Northwest Pipeline’s current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

4.29	—
Senior Indenture, dated as of July 15, 1996, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996, as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s registration statement on Form S-3 (File No. 333-02155) and incorporated herein by reference).

Exhibit No.		Description

4.30	—
Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011, as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.31	—
Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 16, 2012 as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.32	—
Indenture, dated as of January 22, 2016, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 22, 2016, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.33	—
Indenture, dated as of March 15, 2018, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 15, 2018, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.34*	—	Description of Securities.

10.1§	—
Form of Director and Officer Indemnification Agreement (filed on September 24, 2008, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.2§	—
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
Form of 2018 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 3, 2018, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.18§	—
Form of 2018 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 3, 2018, as Exhibit 10.4 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.19§	—
Form of 2018 Nonqualified Stock Option Agreement among Williams and certain employees and officers (filed on May 3, 2018, as Exhibit 10.5 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.20§	—
Form of 2018 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors (filed on August 2, 2018, as Exhibit 10.2 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.21§	—
Form of 2019 Executive Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 2, 2019, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.22§	—
Form of 2019 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 2, 2019, as Exhibit 10.2 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

Exhibit No.		Description

10.23§	—
Form of 2019 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 2, 2019, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.24§	—
Form of 2019 Time-Based Restricted Stock Unit Agreement among Williams and certain non-management directors (filed on May 2, 2019, as Exhibit 10.4 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.25§	—
The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996, as Exhibit B to The Williams Companies, Inc.’s Definitive Proxy Statement (File No. 002-27038) and incorporated herein by reference).

10.26§	—
The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.27§	—
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

10.29§*	—	Change in Control and Restrictive Covenant Agreement between certain executive officers (Tier One Executives) and The Williams Companies, Inc.

10.30§*	—	Change in Control and Restrictive Covenant Agreement between certain executive officers (Tier Two Executives) and The Williams Companies, Inc.

10.31§	—
The Williams Companies, Inc. Executive Severance Pay Plan, dated November 14, 2012 (filed July 20, 2016, as Exhibit 10.2 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.32§	—
First Amendment to The Williams Companies, Inc. Executive Severance Pay Plan (filed July 20, 2016, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.33§	—
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

21*	—	Subsidiaries of the registrant.

Exhibit No.		Description

23.1*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

23.2*	—	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

31.1*	—
Certification of the Chief Executive Officer pursuant to Rules 13a-l4(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(3l) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—
Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and l5d-l4(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE WILLIAMS COMPANIES, INC. (Registrant)

By:	/s/ JOHN D. PORTER
John D. Porter Vice President, Controller and Chief Accounting Officer
Date: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	President, Chief Executive Officer and Director	February 24, 2020
Alan S. Armstrong	(Principal Executive Officer)

/s/ JOHN D. CHANDLER	Senior Vice President and Chief Financial Officer	February 24, 2020
John D. Chandler	(Principal Financial Officer)

/s/ JOHN D. PORTER	Vice President, Controller and Chief Accounting Officer	February 24, 2020
John D. Porter	(Principal Accounting Officer)

/s/ STEPHEN W. BERGSTROM	Chairman of the Board	February 24, 2020
Stephen W. Bergstrom

/s/ NANCY K. BUESE	Director	February 24, 2020
Nancy K. Buese

/s/ STEPHEN I. CHAZEN	Director	February 24, 2020
Stephen I. Chazen

/s/ CHARLES I. COGUT	Director	February 24, 2020
Charles I. Cogut

/s/ KATHLEEN B. COOPER	Director	February 24, 2020
Kathleen B. Cooper

/s/ MICHAEL A. CREEL	Director	February 24, 2020
Michael A. Creel

/s/ VICKI L. FULLER	Director	February 24, 2020
Vicki L. Fuller

/s/ PETER A. RAGAUSS	Director	February 24, 2020
Peter A. Ragauss

Signature	Title	Date

/s/ SCOTT D. SHEFFIELD	Director	February 24, 2020
Scott D. Sheffield

/s/ MURRAY D. SMITH	Director	February 24, 2020
Murray D. Smith

/s/ WILLIAM H. SPENCE	Director	February 24, 2020
William H. Spence