Form 10-Q
period 2020-03-31
WILLIAMS COMPANIES, INC.
filed 2020-05-04
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 30, 2020
Common Stock, $1.00 par value	1,213,196,974

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

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams and its affiliates;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids and crude oil prices, supply, and demand;

•	Demand for our services;

•	The impact of the novel coronavirus (COVID-19) pandemic.

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

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

•	The strength and financial resources of our competitors and the effects of competition;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Whether we will be able to effectively execute our financing plan;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance practices;

•	The physical and financial risks associated with climate change;

•	The impact of operational and developmental hazards and unforeseen interruptions;

•	The risks resulting from outbreaks or other public health crises, including the novel coronavirus (COVID-19);

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction-related inputs, including skilled labor;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•
Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•
The ability of the members of the Organization of Petroleum Exporting Countries and other oil exporting nations to agree to and maintain oil price and production controls and the impact on domestic production;

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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

Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2020, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,474	$1,440
Service revenues – commodity consideration	28	64
Product sales	411	550
Total revenues	1,913	2,054
Costs and expenses:
Product costs	396	525
Processing commodity expenses	13	40
Operating and maintenance expenses	337	340
Depreciation and amortization expenses	429	416
Selling, general, and administrative expenses	113	128
Impairment of goodwill (Note 11)	187	—
Other (income) expense – net	7	44
Total costs and expenses	1,482	1,493
Operating income (loss)	431	561
Equity earnings (losses) (Note 5)	22	80
Impairment of equity-method investments (Note 11)	(938)	(74)
Other investing income (loss) – net	3	1
Interest incurred	(301)	(306)
Interest capitalized	5	10
Other income (expense) – net	4	11
Income (loss) before income taxes	(774)	283
Provision (benefit) for income taxes	(204)	69
Net income (loss)	(570)	214
Less: Net income (loss) attributable to noncontrolling interests	(53)	19
Net income (loss) attributable to The Williams Companies, Inc.	(517)	195
Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$(518)	$194
Basic earnings (loss) per common share:
Net income (loss)	$(.43)	$.16
Weighted-average shares (thousands)	1,213,019	1,211,489
Diluted earnings (loss) per common share:
Net income (loss)	$(.43)	$.16
Weighted-average shares (thousands)	1,213,019	1,213,592

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Millions)
Net income (loss)	$(570)	$214
Other comprehensive income (loss):
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $4 in 2020	(14)	—
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($2) in 2020 and ($1) in 2019	8	3
Other comprehensive income (loss)	(6)	3
Comprehensive income (loss)	(576)	217
Less: Comprehensive income (loss) attributable to noncontrolling interests	(53)	19
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$(523)	$198
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2020	December 31, 2019
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$400	$289
Trade accounts and other receivables	940	1,002
Allowance for doubtful accounts	(10)	(6)
Trade accounts and other receivables – net	930	996
Inventories	105	125
Other current assets and deferred charges	130	170
Total current assets	1,565	1,580
Investments	5,179	6,235
Property, plant, and equipment	41,772	41,510
Accumulated depreciation and amortization	(12,631)	(12,310)
Property, plant, and equipment – net	29,141	29,200
Intangible assets – net of accumulated amortization	7,688	7,959
Regulatory assets, deferred charges, and other	1,056	1,066
Total assets	$44,629	$46,040
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$359	$552
Accrued liabilities	1,129	1,276
Long-term debt due within one year	628	2,140
Total current liabilities	2,116	3,968
Long-term debt	21,848	20,148
Deferred income tax liabilities	1,602	1,782
Regulatory liabilities, deferred income, and other	3,804	3,778
Contingent liabilities (Note 12)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2020 and December 31, 2019; 1,248 million shares issued at March 31, 2020 and 1,247 million shares issued at December 31, 2019)	1,248	1,247
Capital in excess of par value	24,330	24,323
Retained deficit	(12,013)	(11,002)
Accumulated other comprehensive income (loss)	(205)	(199)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	12,354	13,363
Noncontrolling interests in consolidated subsidiaries	2,905	3,001
Total equity	15,259	16,364
Total liabilities and equity	$44,629	$46,040

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	(517)	—	—	(517)	(53)	(570)
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)	—	(6)
Cash dividends – common stock ($0.40 per share)	—	—	—	(485)	—	—	(485)	—	(485)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Stock-based compensation and related common stock issuances, net of tax	—	1	7	—	—	—	8	—	8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	—	—	(9)	—	—	(9)	(1)	(10)
Net increase (decrease) in equity	—	1	7	(1,011)	(6)	—	(1,009)	(96)	(1,105)
Balance – March 31, 2020	$35	$1,248	$24,330	$(12,013)	$(205)	$(1,041)	$12,354	$2,905	$15,259

Balance – December 31, 2018	$35	$1,245	$24,693	$(10,002)	$(270)	$(1,041)	$14,660	$1,337	$15,997
Net income (loss)	—	—	—	195	—	—	195	19	214
Other comprehensive income (loss)	—	—	—	—	3	—	3	—	3
Cash dividends – common stock ($0.38 per share)	—	—	—	(460)	—	—	(460)	—	(460)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Stock-based compensation and related common stock issuances, net of tax	—	1	10	—	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Other	—	—	—	(3)	—	—	(3)	—	(3)
Net increase (decrease) in equity	—	1	10	(268)	3	—	(254)	(18)	(272)
Balance – March 31, 2019	$35	$1,246	$24,703	$(10,270)	$(267)	$(1,041)	$14,406	$1,319	$15,725

*	Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$(570)	$214
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	429	416
Provision (benefit) for deferred income taxes	(177)	75
Equity (earnings) losses	(22)	(80)
Distributions from unconsolidated affiliates	169	172
Impairment of goodwill (Note 11)	187	—
Impairment of equity-method investments (Note 11)	938	74
Amortization of stock-based awards	9	14
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	67	97
Inventories	19	1
Other current assets and deferred charges	20	(6)
Accounts payable	(155)	(39)
Accrued liabilities	(150)	(142)
Other, including changes in noncurrent assets and liabilities	23	(21)
Net cash provided (used) by operating activities	787	775
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	—	1,014
Proceeds from long-term debt	1,702	708
Payments of long-term debt	(1,518)	(864)
Proceeds from issuance of common stock	6	6
Common dividends paid	(485)	(460)
Dividends and distributions paid to noncontrolling interests	(44)	(41)
Contributions from noncontrolling interests	2	4
Other – net	(10)	(9)
Net cash provided (used) by financing activities	(347)	358
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(306)	(422)
Dispositions – net	(3)	(4)
Contributions in aid of construction	14	10
Purchases of businesses, net of cash acquired (Note 2)	—	(727)
Purchases of and contributions to equity-method investments	(30)	(99)
Other – net	(4)	(16)
Net cash provided (used) by investing activities	(329)	(1,258)
Increase (decrease) in cash and cash equivalents	111	(125)
Cash and cash equivalents at beginning of year	289	168
Cash and cash equivalents at end of period	$400	$43
_____________
(1) Increases to property, plant, and equipment	$(254)	$(418)
Changes in related accounts payable and accrued liabilities	(52)	(4)
Capital expenditures	$(306)	$(422)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States. Effective January 1, 2020, following an organizational realignment, our interstate natural gas pipeline Northwest Pipeline LLC (Northwest Pipeline), which was reported within the West reporting segment throughout 2019, is now managed within the Transmission & Gulf of Mexico reporting segment (previously identified as the Atlantic-Gulf reporting segment). As a result, beginning with the reporting of first quarter 2020, our operations are presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities as well as corporate activities are included in Other. Prior period segment disclosures have been recast for the new segment presentation.
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), which is a proprietary floating production system, a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C., and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery).
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), and Appalachia Midstream Services, LLC, which owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas,

Notes (Continued)

the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC, a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II). West also included our former 50 percent equity-method investment in Jackalope Gas Gathering Services, L.L.C., which was sold in April 2019.
Basis of Presentation
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and other identifiable intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable based on our evaluation of undiscounted future cash flows. It is reasonably possible that future strategic decisions, including transactions such as monetizing non-core assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, including effects of financial distress caused by recent financial and commodity market declines, could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
Accounting standards issued and adopted
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changed the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. We adopted ASU 2016-13 effective January 1, 2020, which primarily applied to our short-term trade receivables. There was no cumulative effect adjustment to retained earnings upon adoption.
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Financial assets from our natural gas transmission business and gathering and transportation business are segregated into separate pools for evaluation due to different counterparty risks inherent in each business. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as separate pools or the need for additional pools. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years, which included periods of both high and low commodity prices. Commodity prices could have a significant impact on a portion of our gathering and processing counterparties’ financial health and ability to satisfy current liabilities. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity. In addition, our expected credit loss estimate considered potential contractual, physical, and commercial protections and outcomes in the case of a counterparty bankruptcy. The physical location and nature of our services help to mitigate collectability concerns of our gathering and processing producer customers. Our gathering lines are physically connected to the wellhead and may be located in areas with limited service provider options, making it very costly to replicate by another provider. As such, our gathering assets play a critical role in our customers’ ability to generate operating cash flows. Commodity price movements generally do not impact the majority of our natural gas transmission businesses customers’ financial condition.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at March 31, 2020.

Notes (Continued)

Note 2 – Acquisitions
UEOM
As of December 31, 2018, we owned a 62 percent interest in Utica East Ohio Midstream LLC (UEOM) which we accounted for as an equity-method investment. On March 18, 2019, we signed and closed the acquisition of the remaining 38 percent interest in UEOM. Total consideration paid, including post-closing adjustments, was $741 million in cash funded through credit facility borrowings and cash on hand, net of $13 million cash acquired. As a result of acquiring this additional interest, we obtained control of and consolidated UEOM.
The acquisition of UEOM was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. In March 2019, based on the transaction price for our purchase of the remaining interest in UEOM as finalized just prior to the acquisition, we recognized a $74 million noncash impairment loss related to our existing 62 percent interest (see Note 11 – Fair Value Measurements and Guarantees). Thus, there was no gain or loss on remeasuring our existing equity-method investment to fair value due to the impairment recognized just prior to closing the acquisition of the additional interest.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $567 million, and decreased Capital in excess of par value by $426 million and Deferred income tax liabilities by $141 million in the Consolidated Balance Sheet in 2019.
The goodwill recognized in the UEOM acquisition of $187 million (includes a $1 million adjustment recorded in the first quarter of 2020) was impaired during the first quarter of 2020. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations (see Note 11 – Fair Value Measurements and Guarantees).

Notes (Continued)

Note 3 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$604	$115	$—	$—	$—	$—	$(2)	$717
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	99	312	299	—	(22)	688
Commodity consideration	—	—	5	2	21	—	—	28
Other	3	—	6	41	9	—	(5)	54
Total service revenues	607	115	110	355	329	—	(29)	1,487
Product Sales:
NGL and natural gas	20	—	32	29	359	—	(29)	411
Total revenues from contracts with customers	627	115	142	384	688	—	(58)	1,898
Other revenues (1)	—	—	2	5	3	8	(3)	15
Total revenues	$627	$115	$144	$389	$691	$8	$(61)	$1,913

Three Months Ended March 31, 2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$570	$114	$—	$—	$—	$—	$—	$684
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	128	239	344	—	(18)	693
Commodity consideration	—	—	13	5	46	—	—	64
Other	—	—	4	32	11	—	(4)	43
Total service revenues	570	114	145	276	401	—	(22)	1,484
Product Sales:
NGL and natural gas	24	—	58	47	479	—	(58)	550
Total revenues from contracts with customers	594	114	203	323	880	—	(80)	2,034
Other revenues (1)	3	—	4	5	4	7	(3)	20
Total revenues	$597	$114	$207	$328	$884	$7	$(83)	$2,054

______________________________

(1)
Revenues not within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in our Consolidated Statement of Operations, and amounts associated with our derivative contracts, which are reported in Product sales in our Consolidated Statement of Operations.

Notes (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended March 31,
	2020	2019
	(Millions)
Balance at beginning of period	$8	$4
Revenue recognized in excess of amounts invoiced	23	19
Minimum volume commitments invoiced	(13)	(1)
Balance at end of period	$18	$22

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2020	2019
	(Millions)
Balance at beginning of period	$1,215	$1,397
Payments received and deferred	28	33
Significant financing component	3	4
Recognized in revenue	(57)	(99)
Balance at end of period	$1,189	$1,335

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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2020, do not consider potential future performance obligations for which the renewal has not been exercised and excludes contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2020, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2020 (remainder)	$110	$2,552
2021	132	3,293
2022	117	3,149
2023	107	2,640
2024	99	2,350
Thereafter	624	18,985
Total	$1,189	$32,969

Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	March 31, 2020	December 31, 2019
	(Millions)
Accounts receivable related to revenues from contracts with customers	$791	$890
Other accounts receivable	139	106
Total reflected in Trade accounts and other receivables – net	$930	$996

Note 4 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2020, we consolidate the following VIEs:
Northeast JV
We own a 65 percent interest in the Northeast JV, a subsidiary that is a VIE due to certain of our voting rights being disproportionate to our obligation to absorb losses and substantially all of the Northeast JV’s activities being performed on our behalf. We are the primary beneficiary because we have the power to direct the activities that most significantly impact the Northeast JV’s economic performance. The Northeast JV provides midstream services for producers in the Marcellus Shale and Utica Shale regions. Future expansion activity is expected to be funded with capital contributions from us and the other equity partner on a proportional basis.
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

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	March 31, 2020	December 31, 2019
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$100	$102
Trade accounts and other receivables – net	170	167
Other current assets and deferred charges	3	5
Property, plant, and equipment – net	5,685	5,745
Intangible assets – net of accumulated amortization	2,454	2,669
Regulatory assets, deferred charges, and other	12	13
Accounts payable	(44)	(58)
Accrued liabilities	(54)	(66)
Regulatory liabilities, deferred income, and other	(285)	(283)

Nonconsolidated VIEs
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. During the first quarter of 2020 we recorded an impairment of our equity-method investment in Brazos Permian II (see Note 11 – Fair Value Measurements and Guarantees). Our exposure to loss is limited to the carrying value of our investment.
Note 5 – Investing Activities
Equity earnings (losses) for the three months ended March 31, 2020, includes $78 million associated with the full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement.
Impairment of equity-method investments for the three months ended March 31, 2020, includes $938 million associated with the impairment of equity-method investments (see Note 11 – Fair Value Measurements and Guarantees).
Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2020	2019
	(Millions)
Current:
Federal	$(28)	$(6)
State	1	—
	(27)	(6)
Deferred:
Federal	(134)	61
State	(43)	14
	(177)	75
Provision (benefit) for income taxes	$(204)	$69

Notes (Continued)

The effective income tax rate for the total provision (benefit) for both the three months ended March 31, 2020 and 2019 is greater than the federal statutory rate, primarily due to the effect of state income taxes.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 7 – Earnings (Loss) Per Common Share

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$(518)	$194
Basic weighted-average shares	1,213,019	1,211,489
Effect of dilutive securities:
Nonvested restricted stock units	—	1,845
Stock options	—	258
Diluted weighted-average shares (1)	1,213,019	1,213,592
Earnings (loss) per common share:
Basic	$(.43)	$.16
Diluted	$(.43)	$.16
__________

(1)
For the three months ended March 31, 2020, 1.3 million weighted-average nonvested restricted stock units have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss available to common stockholders.

Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended March 31,
	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$8	$11
Interest cost	10	12
Expected return on plan assets	(13)	(15)
Amortization of net actuarial loss	4	4
Net actuarial loss from settlements	6	—
Net periodic benefit cost (credit)	$15	$12

Notes (Continued)

	Other Postretirement Benefits
	Three Months Ended March 31,
	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$2	$2
Expected return on plan assets	(3)	(2)
Reclassification to regulatory liability	1	—
Net periodic benefit cost (credit)	$—	$—

The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Operations.
During the three months ended March 31, 2020, we contributed $1 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $13 million to our pension plans and approximately $4 million to our other postretirement benefit plans in the remainder of 2020.
Note 9 – Debt and Banking Arrangements
Long-Term Debt
Retirements
We retired $1.5 billion of 5.25 percent senior unsecured notes that matured on March 15, 2020.
We retired $14 million of 8.75 percent senior unsecured notes that matured on January 15, 2020.
Commercial Paper Program
At March 31, 2020, no commercial paper was outstanding under our $4 billion commercial paper program.
Credit Facilities

	March 31, 2020
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$1,700
Letters of credit under certain bilateral bank agreements		14

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 10 – Stockholders’ Equity
Stockholder Rights Agreement
On March 19, 2020, our board of directors approved the adoption of a limited duration stockholder rights agreement (Rights Agreement) and declared a distribution of one preferred stock purchase right for each outstanding share of common stock. The Rights Agreement is intended to protect the interests of us and our stockholders by reducing the likelihood of another party gaining control of or significant influence over us without paying an appropriate premium considering recent volatile markets. Each preferred stock purchase right represents the right to purchase, upon certain

Notes (Continued)

terms and conditions, one one-thousandth of a share of Series C Participating Cumulative Preferred Stock, $1.00 par value per share. Each one-thousandth of a share of Series C Participating Cumulative Preferred Stock, if issued, would have rights similar to one share of our common stock. The distribution of preferred stock purchase rights occurred on March 30, 2020, to holders of record as of the close of business on that date. The Rights Agreement expires on March 20, 2021. Please see our Current Report on Form 8-K dated March 20, 2020, for additional details of the Rights Agreement.
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2019	$(2)	$(1)	$(196)	$(199)
Other comprehensive income (loss) before reclassifications	—	—	(14)	(14)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	8	8
Other comprehensive income (loss)	—	—	(6)	(6)
Balance at March 31, 2020	$(2)	$(1)	$(202)	$(205)

Reclassifications out of AOCI are presented in the following table by component for the three months ended March 31, 2020:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	$10	Other income (expense) – net below Operating income (loss)
Income tax benefit	(2)	Provision (benefit) for income taxes
Reclassifications during the period	$8

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$188	$188	$188	$—	$—
Energy derivative assets designated as hedging instruments	2	2	2	—	—
Energy derivative assets not designated as hedging instruments	2	2	2	—	—
Energy derivative liabilities not designated as hedging instruments	(5)	(5)	(3)	—	(2)
Additional disclosures:
Long-term debt, including current portion	(22,476)	(22,531)	—	(22,531)	—
Guarantees	(41)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$201	$201	$201	$—	$—
Energy derivative assets not designated as hedging instruments	1	1	1	—	—
Energy derivative liabilities not designated as hedging instruments	(3)	(3)	(1)	—	(2)
Additional disclosures:
Long-term debt, including current portion	(22,288)	(25,319)	—	(25,319)	—
Guarantees	(41)	(27)	—	(11)	(16)

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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $28 million at March 31, 2020. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements

During the first quarter of 2020, we observed a significant decline in the publicly traded price of our common stock (NYSE: WMB), which declined 40 percent during the quarter, including a 26 percent decline in the month of March. These changes were generally attributed to recent macroeconomic and geopolitical conditions, including significant declines in crude oil prices driven by both surplus supply and a decrease in demand caused by the novel coronavirus (COVID-19) pandemic. As a result of these conditions, we performed an interim assessment of the goodwill associated with our Northeast G&P reporting unit as of March 31, 2020. This goodwill resulted from the March 2019 acquisition of UEOM (see Note 2 – Acquisitions).

The assessment considered the total fair value of the businesses within the Northeast G&P reporting unit, which were determined using income and market approaches. We utilized internally developed industry weighted-average discount rates and estimates of valuation multiples of comparable publicly traded gathering and processing companies. In assessing the fair value as of the March 31, 2020 measurement date, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA (earnings before interest, taxes,

Notes (Continued)

depreciation, and amortization) market multiples as compared with recent history and significantly higher industry weighted-average discount rates. The fair value of the reporting unit was further reconciled to our estimated total enterprise value as of March 31, 2020, which considered observable valuation multiples of comparable publicly traded companies applied to each distinct business including the Northeast G&P reporting unit. This assessment indicated that the estimated fair value of the Northeast G&P reporting unit was below its carrying value, including goodwill. As a result of this Level 3 measurement, we recognized a full impairment charge of $187 million as of March 31, 2020, in Impairment of goodwill in the Consolidated Statement of Operations. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations (see Note 2 – Acquisitions).

The following table presents impairments of assets and equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy, except as specifically noted.

				Impairments
				Three Months Ended March 31,
	Segment	Date of Measurement	Fair Value	2020	2019
			(Millions)
Impairment of certain assets:
Certain idle gathering assets (1)	West	March 31, 2019	$—		$12
Impairment of equity-method investments:
RMM (2)	West	March 31, 2020	$557	$243
Brazos Permian II (2)	West	March 31, 2020	—	193
Caiman II (3)	Northeast G&P	March 31, 2020	191	229
Appalachia Midstream Investments (3)	Northeast G&P	March 31, 2020	2,700	127
Aux Sable (3)	Northeast G&P	March 31, 2020	7	39
Laurel Mountain (3)	Northeast G&P	March 31, 2020	236	10
Discovery (3)	Transmission & Gulf of Mexico	March 31, 2020	367	97
UEOM (4)	Northeast G&P	March 17, 2019	1,210		$74
Impairment of equity-method investments				$938	$74
_______________

(1)
Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value. This impairment is reported in Other (income) expense – net within Costs and expenses in the Consolidated Statement of Operations.

(2)
Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The fair value was measured using an income approach. Both investees operate in primarily oil-driven basins where significant expected reductions in producer activities led to reduced estimates of expected future cash flows. Our fair value estimates also reflected discount rates of approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. The industry weighted-average discount rates utilized were significantly influenced by the recent market declines previously discussed.

(3)
Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are

Notes (Continued)

primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in Caiman II and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the recent market declines previously discussed.

(4)
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
Two putative class actions remain unresolved, and they have been remanded to their originally filed court, the Wisconsin federal district court. Trial is scheduled to begin June 14, 2021.
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

Notes (Continued)

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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million. The Court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the Court entered final judgment in the case. Filing deadlines have been stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also expect to file post-judgment motions. These post-trial motions will be resolved before the appeal. We have recorded an accrued liability in the amount of our estimate of the probable loss. It is reasonably possible that we may not be successful on appeal and could ultimately pay up to the amount of judgment.
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

Notes (Continued)

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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery previously scheduled trial for May 20 through May 24, 2019; the court struck the trial setting and re-scheduled trial for June 8 through June 11 and June 15, 2020; due to COVID-19, the court struck the setting and has re-scheduled trial for August 31 through September 4, 2020.
Former Olefins Business
SABIC Petrochemicals, the other interest owner in our former Geismar, Louisiana, olefins facility we sold in July 2017, is seeking recovery from us for losses it allegedly suffered, including its share of personal injury settlements in which it was a co-defendant, as well as amounts related to lost income, defense costs, and property damage associated with an explosion and fire at the plant in June 2013. Due to the complexity of the various claims and available defenses, we are unable to reliably estimate any reasonably possible losses at this time. Trial began on October 14, 2019, as scheduled, but on October 21, 2019, the Court declared a mistrial due to the conduct of an officer of SABIC Petrochemicals and SABIC Petrochemicals’ expert witness. Trial is currently reset for November 4, 2020. We believe that certain losses incurred arising directly from the explosion and fire will be covered by our general liability policy and any uninsured losses are not expected to be material.
Other
On August 31, 2018, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2019, subject to refund and the outcome of a hearing. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. On March 24, 2020, the FERC issued an order approving the uncontested rate case settlement, which will become effective on June 1, 2020. As of March 31, 2020, we have provided a $248 million reserve for rate refunds related to increased rates collected since March 2019, which we believe is adequate for any refunds that may be required.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these

Notes (Continued)

activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2020, we have accrued liabilities totaling $30 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At March 31, 2020, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2020, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2020, we have accrued liabilities totaling $6 million for these costs.
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
At March 31, 2020, we have accrued environmental liabilities of $20 million related to these matters.

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
At March 31, 2020, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 13 – Segment Disclosures
Our reportable segments are Transmission & Gulf of Mexico, Northeast G&P, and West. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
		(Millions)
Three Months Ended March 31, 2020
Segment revenues:
Service revenues
External	$814	$344	$311	$5	$—	$1,474
Internal	15	14	—	3	(32)	—
Total service revenues	829	358	311	8	(32)	1,474
Total service revenues – commodity consideration	5	2	21	—	—	28
Product sales
External	41	23	347	—	—	411
Internal	11	6	12	—	(29)	—
Total product sales	52	29	359	—	(29)	411
Total revenues	$886	$389	$691	$8	$(61)	$1,913

Three Months Ended March 31, 2019
Segment revenues:
Service revenues
External	$811	$266	$359	$4	$—	$1,440
Internal	12	10	—	3	(25)	—
Total service revenues	823	276	359	7	(25)	1,440
Total service revenues – commodity consideration	13	5	46	—	—	64
Product sales
External	52	36	462	—	—	550
Internal	30	11	17	—	(58)	—
Total product sales	82	47	479	—	(58)	550
Total revenues	$918	$328	$884	$7	$(83)	$2,054

March 31, 2020
Total assets	$18,656	$14,702	$10,619	$1,309	$(657)	$44,629
December 31, 2019
Total assets	$18,796	$15,399	$11,265	$1,151	$(571)	$46,040

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended March 31,
	2020	2019
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$662	$636
Northeast G&P	369	299
West	215	256
Other	7	(4)
	1,253	1,187
Accretion expense associated with asset retirement obligations for nonregulated operations	(10)	(9)
Depreciation and amortization expenses	(429)	(416)
Impairment of goodwill	(187)	—
Equity earnings (losses)	22	80
Impairment of equity-method investments	(938)	(74)
Other investing income (loss) – net	3	1
Proportional Modified EBITDA of equity-method investments	(192)	(190)
Interest expense	(296)	(296)
(Provision) benefit for income taxes	204	(69)
Net income (loss)	$(570)	$214

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
Effective January 1, 2020, following an organizational realignment, our interstate natural gas pipeline Northwest Pipeline, which was reported within the West reporting segment throughout 2019, is now managed within the Transmission & Gulf of Mexico reporting segment (previously identified as the Atlantic-Gulf reporting segment). Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West. All remaining business activities as well as corporate activities are included in Other. Our reportable segments are comprised of the following businesses:

•
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco and Northwest Pipeline, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated variable interest entity), which is a proprietary floating production system, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery.

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

•
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent equity-method investment in Brazos Permian II. West also included our former 50 percent equity-method investment in Jackalope, which was sold in April 2019.

•	Other includes minor business activities that are not operating segments, as well as corporate operations.

Management’s Discussion and Analysis (Continued)

Dividends
In March 2020, we paid a regular quarterly dividend of $0.40 per share.
Overview of Three Months Ended March 31, 2020
Net income (loss) attributable to The Williams Companies, Inc., for the three months ended March 31, 2020, decreased $712 million compared to the three months ended March 31, 2019, reflecting:

•	An increase of $864 million of Impairment of equity-method investments;

•	$187 million of Impairment of goodwill;

•	A $58 million decrease in equity earnings, primarily due to our share of an impairment of goodwill recorded by an equity method investee;

•	$19 million of lower commodity margins.
These unfavorable changes were partially offset by:

•	$34 million of increased Service revenues;

•	$15 million of lower Selling, general, and administrative expenses;

•	A $72 million favorable change in Net income (loss) attributable to noncontrolling interests primarily due to the noncontrolling interests’ share of the goodwill impairment;

•	A $273 million decrease in provision for income taxes driven by lower pre-tax income.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 24, 2020.
Recent Developments
COVID-19
The outbreak of novel coronavirus (COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and are taking steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:

•	Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

•	We believe we have the ability to access the debt market, if necessary, and continue to have significant levels of unused capacity on our revolving credit facility.

•
We have implemented remote working arrangements where possible and restricted business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.

•	Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.

Management’s Discussion and Analysis (Continued)

Crude Oil Price Decline
In recent months, crude oil prices have decreased as a result of surplus supply and weakened demand caused by the COVID-19 pandemic. In addition, in early March, Saudi Arabia announced that it would cut export prices and increase production, contributing to a sharp decline in crude oil prices. The significant decline in crude oil prices has also impacted NGL prices. While our businesses do not have direct exposure to crude oil prices, the combined impacts of the crude oil price decline on our industry and the financial market declines driven by COVID-19 have impacted us as follows:

•
The publicly traded price for our common stock (NYSE: WMB) declined 40 percent during the first quarter of 2020, including a 26 percent decline in the month of March. As a result, our board of directors approved a limited duration shareholder rights agreement. (See Note 10 – Stockholders’ Equity of Notes to the Consolidated Financial Statements.)

•
Driven by the decline in our market capitalization and the underlying decrease in fair value of our Northeast G&P reporting unit, we recognized a $187 million impairment of goodwill during the first quarter of 2020. (See Note 11 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements.)

•
The same economic conditions impacted the fair value of certain of our equity-method investments, resulting in $938 million of other-than-temporary impairments of these investments in the first quarter of 2020. (See Note 11 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements.)

Considering the decline in crude oil prices, we note the following about our businesses:

•	Our interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers and are not exposed to crude oil prices.

•
We believe counterparty credit concerns in our gathering and processing business are significantly mitigated by the physical nature of our services, where we gather at the wellhead and are therefore critical to a producer’s ability to move product to market.

•
Our on-shore natural gas gathering and processing businesses are substantially focused on gas-directed drilling basins rather than oil, with a broad diversity of basins and customers served. Further, a decline in oil drilling would be expected to result in less associated natural gas production, which could drive more demand for natural gas produced from gas-directed basins we serve.

•	Our deepwater transportation business is supported mostly by major oil producers with a long-cycle perspective.
NGL Margins
Per-unit non-ethane margins were approximately 24 percent lower in the first three months of 2020 compared to the same period in 2019 primarily due to a 35 percent decrease in per-unit non-ethane sales prices, partially offset by 42 percent lower per-unit natural gas feedstock prices.
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
The potential impact of commodity prices on our business for the remainder of 2020 is further discussed in the following Company Outlook.

Management’s Discussion and Analysis (Continued)

Filing of Rate Case
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and were not subject to refund. In March 2019, the FERC accepted our motion to place the rates that were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. On March 24, 2020, the FERC issued an order approving the uncontested rate case settlement, which will become effective on June 1, 2020. As of March 31, 2020, we have provided a $248 million reserve for rate refunds related to increased rates collected since March 2019, which we believe is adequate for any refunds that may be required.
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
Our business plan for 2020 includes a continued focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. Many of our producer customers are impacted by extremely low energy commodity prices, which may result in a decrease in drilling activity and the temporary shut-in of existing production in certain oil-directed and liquids-rich areas. We are responding by reducing the pace of our capital growth spending in our gathering and processing business and remaining committed to operating cost discipline.
In the current environment, the credit profiles of certain of our producer customers are increasingly challenged. But as previously discussed, the physical nature of services we provide supports the success of these customers. In many cases, we have long-term acreage dedications with strong historical contractual conveyances that create real estate interest in unproduced gas. In exchange for such dedication of production, we invest capital to build gathering lines uniquely to serve a producer’s wells. Therefore, our gathering lines are physically connected to the customer’s wellheads and pads, conditioning and connecting the production to available markets. There may not be other gathering lines nearby. The construction of gathering systems is capital intensive and it would be very costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting a customer’s production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows.
In 2020, our operating results are expected to include lower deferred revenue amortization related to the West’s Barnett Shale region and Gulfstar in the Eastern Gulf region. We also expect lower NGL margins overall and lower fee revenues in the West and Eastern Gulf region primarily from a decrease in drilling activity associated with a significant reduction in crude oil prices. Northeast results are expected to increase from higher gathering and processing volumes. If current market conditions persist, the temporary shut-in of existing onshore and offshore production in certain oil-directed and liquids-rich areas will decrease our results. We expect increases from Transco’s and Northwest Pipeline’s recent expansion projects placed in-service and Transco’s rate settlement as well as a full year contribution from the Norphlet project in the Eastern Gulf region. Additionally, we expect operating results will benefit from lower expenses associated with our recently implemented organizational realignment.
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

Management’s Discussion and Analysis (Continued)

Potential risks and obstacles that could impact the execution of our plan include:

•
Continued negative impacts of COVID-19 driving a global recession, which could result in further downturns in financial markets and commodity prices, as well as impact demand for natural gas and related products;

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

•
Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to an interconnection with the Sabal Trail pipeline in Alabama. The project is being constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. Phase I was completed in 2017 and it increased capacity by 818 Mdth/d. We placed Phase II into service on May 1, 2020. Together, the first two phases of the project increased capacity by 1,025 Mdth/d.
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
Critical Accounting Estimates
Equity-Method Investments
We monitor our equity-method investments for any indications that the carrying value may have experienced an other-than-temporary decline in value.
In the first quarter of 2020, we observed a significant decline in the publicly traded price of our common stock (NYSE: WMB) as well as other industry peers and increases in equity yields within the midstream and overall energy industry, which served to increase our estimates of discount rates and weighted-average cost of capital. These changes were attributed to the swift, world-wide economic declines associated with actions to address the spread of COVID-19, coupled with the energy industry impact of significantly reduced energy commodity prices, which were further impacted by crude oil price declines associated with geopolitical actions during the quarter. These significant macroeconomic changes served as indications that the carrying amount of certain of our equity-method investments may have experienced an other-than temporary decline in fair value, determined in accordance with Accounting Standards Codification (ASC) Topic 323, “Investments - Equity Method and Joint Ventures.”
As a result, we estimated the fair value of these equity-method investments in accordance with ASC Topic 820, “Fair Value Measurement,” as of the March 31, 2020, measurement date. In assessing the fair value, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA (earnings before interest, taxes, depreciation, and amortization) market multiples as compared with recent history, and significantly higher industry weighted-average discount rates. Although there have been recent improvements subsequent to March 31, 2020, it is difficult to predict the timing and degree of any sustained recovery. As a result, we have determined that there are other-than-temporary declines in the fair value of certain of our equity-method investments, resulting in recognized impairments totaling $938 million. (See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.) This included impairments of certain of our equity-method investments in our Northeast G&P segment totaling $405 million, primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices, which historically trend with crude oil prices. This

Management’s Discussion and Analysis (Continued)

total was primarily comprised of impairments of our investment in Caiman II and predominantly wet gas gathering systems that are part of the Appalachia Midstream Investments. We also recognized an impairment of $97 million related to Discovery within the Transmission & Gulf of Mexico segment. We estimated the fair value of these investments as of the March 31, 2020, measurement date utilizing income and market approaches, which were impacted by assumptions reflecting the significant recent market declines previously discussed, such as higher discount rates, ranging from 9.7 percent to 13.5 percent, and lower EBITDA multiples ranging from 5.0x to 6.2x. We also considered any debt held at the investee level, and its impact to fair value. We estimate that a one percentage point increase or decrease in the discount rates used would increase these recognized impairments by approximately $197 million or decrease the level of these recognized impairments by approximately $121 million and a 0.5x increase or decrease in the EBITDA multiples assumed would decrease or increase the level of impairments recognized by approximately $48 million.
We also recognized $436 million of impairments within our West segment related to our investments in RMM and Brazos Permian II, measured using an income approach. Both investees operate in primarily crude oil-driven basins where our gathering volumes are driven by crude oil drilling. Our expectation of continued lower crude oil prices and related expectation of significant reductions in current and future producer activities in these areas led to reduced estimates of expected future cash flows. Our fair value estimates also reflected increases in the discount rates to approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. We estimate that a one percentage point increase in the discount rate would increase these recognized impairments by approximately $32 million, while a one percentage point decrease would decrease these impairments by approximately $43 million.
Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized and, as previously discussed, were significantly impacted by the recent unfavorable macroeconomic changes. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements, potentially including impairments for investments which were evaluated but for which no impairments were recognized.
Property, Plant, and Equipment and Other Identifiable Intangible Assets
As a result of the previously described significant macroeconomic changes during the first quarter of 2020, we also evaluated certain of our property, plant, and equipment and other identifiable intangible assets for indicators of impairment. In our assessments, we considered the impact of the current market conditions on certain of our assets and did not identify any indicators that the carrying amounts of those assets may not be recoverable. The use of alternate judgments or changes in future conditions could result in a different conclusion regarding the occurrence and measurement of impairments affecting the consolidated financial statements.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2020	2019	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,474	$1,440	+34	+2%
Service revenues – commodity consideration	28	64	-36	-56%
Product sales	411	550	-139	-25%
Total revenues	1,913	2,054
Costs and expenses:
Product costs	396	525	+129	+25%
Processing commodity expenses	13	40	+27	+68%
Operating and maintenance expenses	337	340	+3	+1%
Depreciation and amortization expenses	429	416	-13	-3%
Selling, general, and administrative expenses	113	128	+15	+12%
Impairment of goodwill	187	—	-187	NM
Other (income) expense – net	7	44	+37	+84%
Total costs and expenses	1,482	1,493
Operating income (loss)	431	561
Equity earnings (losses)	22	80	-58	-73%
Impairment of equity-method investments	(938)	(74)	-864	NM
Other investing income (loss) – net	3	1	+2	+200%
Interest expense	(296)	(296)	—	—%
Other income (expense) – net	4	11	-7	-64%
Income (loss) before income taxes	(774)	283
Provision (benefit) for income taxes	(204)	69	+273	NM
Net income (loss)	(570)	214
Less: Net income (loss) attributable to noncontrolling interests	(53)	19	+72	NM
Net income (loss) attributable to The Williams Companies, Inc.	$(517)	$195

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Service revenues increased primarily due to higher Northeast revenues driven by higher volumes and the March 2019 consolidation of UEOM, as well as higher transportation fee revenues at Transco primarily associated with its rate case settlement and expansion projects placed in service in 2019. This increase was partially offset by the expiration of an MVC agreement in the Barnett Shale region and lower deferred revenue amortization at Gulfstar.
Service revenues – commodity consideration decreased primarily due to lower equity NGL processing volumes due to higher ethane rejection and less producer drilling activity in addition to lower commodity prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.

Management’s Discussion and Analysis (Continued)

Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities, as well as lower volumes associated with our equity NGL sales activities, partially offset by higher marketing volumes. This decrease also includes lower system management gas sales. Marketing revenues and system management gas sales are substantially offset in Product costs.
Product costs decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL production activities. This decrease also includes lower volumes acquired as commodity consideration for NGL processing services and lower system management gas costs, partially offset by higher volumes for marketing activities.
Processing commodity expenses decreased primarily due to lower natural gas purchases associated with equity NGL production primarily due to lower volumes and lower natural gas prices.
Operating and maintenance expenses decreased due to lower maintenance and employee-related expenses, substantially offset by higher expenses related to the consolidation of UEOM in March 2019.
Depreciation and amortization expenses increased primarily due to the March 2019 consolidation of UEOM and new assets placed in service, partially offset by lower expense related to assets that became fully depreciated in the fourth quarter of 2019.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses.
Impairment of goodwill reflects the goodwill impairment charge at Northeast G&P in 2020 (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes net favorable changes to regulatory assets and liabilities primarily associated with Transco’s rate case settlement, as well as the absence of both a 2019 impairment of a certain asset at West and a 2019 unfavorable regulatory asset adjustment at Other.
The unfavorable change in Operating income (loss) includes the 2020 impairment of goodwill at Northeast G&P, lower deferred revenue amortization in the West and at Gulfstar, and unfavorable commodity margins primarily reflecting lower NGL sales prices. The unfavorable change was partially offset by higher volumes in the Northeast, the favorable impacts of the consolidation of UEOM, and Transco's rate case settlement.
Equity earnings (losses) decreased primarily due to our share of the 2020 impairment of goodwill at RMM (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements). This decrease was partially offset by an increase at Appalachia Midstream Investments.
Impairment of equity-method investments includes impairments of various equity-method investments in 2020, partially offset by the absence of a 2019 impairment of UEOM (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a 2020 pension plan settlement charge.
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the goodwill impairment and lower Gulfstar results, partially offset by increased results related to the formation of the Northeast JV in June 2019.

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
Transmission & Gulf of Mexico

	Three Months Ended March 31,
	2020	2019
	(Millions)
Service revenues	$829	$823
Service revenues – commodity consideration	5	13
Product sales	52	82
Segment revenues	886	918

Product costs	(52)	(82)
Processing commodity expenses	(2)	(5)
Other segment costs and expenses	(214)	(237)
Proportional Modified EBITDA of equity-method investments	44	42
Transmission & Gulf of Mexico Modified EBITDA	$662	$636

Commodity margins	$3	$8
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Other segment costs and expenses and increased Service revenues.
Service revenues increased primarily due to a $32 million increase in Transco’s natural gas transportation revenues primarily driven by higher revenues from Transco’s rate case settlement and expansion projects placed in service in 2019. This increase was partially offset by $29 million lower gathering, processing, and other transportation fees primarily due to lower deferred revenue amortization at Gulfstar.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $4 million primarily driven by unfavorable NGL sales prices. Additionally, the decrease in Product sales includes a $16 million decrease in commodity marketing sales and $6 million lower system management gas sales primarily due to lower NGL prices. Marketing revenues and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased primarily due to net favorable changes associated with regulatory assets and liabilities primarily driven by the terms of settlement in Transco’s general rate case, as well as decreased maintenance costs and lower employee-related costs.

Management’s Discussion and Analysis (Continued)

Northeast G&P

	Three Months Ended March 31,
	2020	2019
	(Millions)
Service revenues	$358	$276
Service revenues – commodity consideration	2	5
Product sales	29	47
Segment revenues	389	328

Product costs	(29)	(47)
Processing commodity expenses	(1)	(3)
Other segment costs and expenses	(110)	(101)
Proportional Modified EBITDA of equity-method investments	120	122
Northeast G&P Modified EBITDA	$369	$299

Commodity margins	$1	$2
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and the favorable impact of acquiring the additional interest of UEOM, which is a consolidated entity after the remaining ownership interest was purchased in March 2019, in addition to increased Proportional Modified EBITDA of equity-method investments from higher volumes at Appalachia Midstream Investments and Caiman II.
Service revenues increased primarily due to:

•
A $68 million increase at the Northeast JV, including a $32 million increase associated with the consolidation of UEOM, as previously discussed, $8 million associated with higher UEOM volumes, and $20 million higher gathering, processing, fractionation, and transportation revenues from our Ohio Valley Midstream business due to higher volumes. Additionally, revenues increased related to $8 million of higher amounts for reimbursable electricity expenses, which are offset by similar changes in electricity charges, reflected above in Other segment costs and expenses;

•	An $8 million increase in gathering revenues at Cardinal primarily due to higher rates;

•	A $6 million increase in gathering revenues at Susquehanna Supply Hub.
Product sales decreased primarily due to lower non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses increased primarily due to the consolidation of UEOM in addition to higher reimbursable electricity expenses. These increases are partially offset by lower costs related to various maintenance and repairs and employee expenses.
Proportional Modified EBITDA of equity-method investments decreased $16 million as a result of the consolidation of UEOM, as previously discussed. This decrease was substantially offset by increases at Appalachia Midstream Investments and Caiman II driven by higher volumes.

Management’s Discussion and Analysis (Continued)

West

	Three Months Ended March 31,
	2020	2019
	(Millions)
Service revenues	$311	$359
Service revenues – commodity consideration	21	46
Product sales	359	479
Segment revenues	691	884

Product costs	(368)	(475)
Processing commodity expenses	(10)	(31)
Other segment costs and expenses	(126)	(148)
Proportional Modified EBITDA of equity-method investments	28	26
West Modified EBITDA	$215	$256

Commodity margins	$2	$19
Three months ended March 31, 2020 vs. three months ended March 31, 2019
West Modified EBITDA decreased primarily due to lower Service revenues and lower Commodity margins due to unfavorable commodity prices, partially offset by lower Other segment costs and expenses.
Service revenues decreased primarily due to:

•	A $38 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the expiration of the MVC agreement in the Barnett Shale region;

•
A $23 million decrease associated with lower rates driven by lower commodity pricing in the Barnett Shale region and the expiration of a cost-of-service period on a contract in the Mid-Continent region;

•	A $12 million decrease associated with lower volumes;

•	A $26 million increase in the Eagle Ford Shale region.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Product margins from our equity NGLs decreased $4 million primarily due to:

•
A $16 million decrease associated with lower sales volumes primarily due to 87 percent lower ethane sales volumes primarily due to higher ethane rejection as well as 18 percent lower non-ethane sales volumes primarily due to less producer drilling activity;

•	A $10 million decrease associated with lower sales prices primarily due to 32 percent lower average net realized per-unit non-ethane sales prices;

•	A $22 million increase related to a decrease in natural gas purchases associated with lower equity NGL production volumes and lower natural gas prices.
Additionally, marketing margins decreased by $13 million primarily due to unfavorable changes in prices. The decrease in Product sales includes an $88 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher marketing sales volumes. These decreases are substantially offset in Product costs.

Management’s Discussion and Analysis (Continued)

Other segment costs and expenses decreased primarily due the absence of a $12 million 2019 impairment of assets and lower operating and maintenance and general and administrative costs due primarily to lower employee-related costs and maintenance expenses.
Proportional Modified EBITDA of equity-method investments increased primarily due to increased activity at the RMM equity-method investment, partially offset by the absence of the Jackalope equity-method investment sold in April 2019.
Other

	Three Months Ended March 31,
	2020	2019
	(Millions)
Other Modified EBITDA	$7	$(4)
Three months ended March 31, 2020 vs. three months ended March 31, 2019
Other Modified EBITDA increased primarily due to the absence of a first-quarter 2019 $12 million unfavorable adjustment to a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the merger transaction wherein we acquired all of the outstanding common units held by others of our former publicly traded master limited partnership.

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
During the first quarter of 2020, we retired $1.514 billion of long-term debt utilizing proceeds borrowed under our credit facility. We have an additional $607 million of long-term debt maturing in 2020. Potential sources of liquidity available to address our debt maturities include proceeds from the issuance of new debt, available capacity under our credit facility, and proceeds from any asset monetizations.
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

Management’s Discussion and Analysis (Continued)

As of March 31, 2020, we had a working capital deficit of $551 million, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	March 31, 2020
(Millions)
Cash and cash equivalents	$400
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	2,800
$3,200

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of March 31, 2020. Through March 31, 2020, the highest amount outstanding under our commercial paper program and credit facility during 2020 was $1.7 billion. At March 31, 2020, we were in compliance with the financial covenants associated with our credit facility. Borrowing capacity available under our credit facility as of May 1, 2020, was $2.8 billion.

Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5 percent from the previous quarterly cash dividends of $0.38 per share paid in each quarter of 2019, to $0.40 per share for the quarterly cash dividends paid in March 2020.
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
Credit Ratings
The interest rates at which we are able to borrow money are impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
S&P Global Ratings	Stable	BBB
Moody’s Investors Service	Stable	Baa3
Fitch Ratings	Stable	BBB-
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

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Three Months Ended March 31,
	Category	2020	2019
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$787	$775
Proceeds from credit-facility borrowings	Financing	1,700	700
Proceeds from commercial paper – net	Financing	—	1,014

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(1,518)	(4)
Common dividends paid	Financing	(485)	(460)
Capital expenditures	Investing	(306)	(422)
Dividends and distributions paid to noncontrolling interests	Financing	(44)	(41)
Purchases of and contributions to equity-method investments	Investing	(30)	(99)
Payments on credit-facility borrowings	Financing	—	(860)
Purchases of businesses, net of cash acquired (see Note 2)	Investing	—	(727)

Other sources / (uses) – net	Financing and Investing	7	(1)
Increase (decrease) in cash and cash equivalents		$111	$(125)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Impairment of goodwill, and Impairment of equity-method investments. Our Net cash provided (used) by operating activities for the three months ended March 31, 2020, increased from the same period in 2019 primarily due to higher operating income (excluding noncash items as previously discussed) in 2020.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 4 – Variable Interest Entities, Note 11 – Fair Value Measurements and Guarantees, and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On May 5, 2017, we entered into a Consent Order with the Georgia Department of Natural Resources, Environmental Protection Division (GADNR) pertaining to alleged violations of the Georgia Water Quality Control Act and associated rules arising from a permit issued by GADNR for construction of Transco’s Dalton expansion project. Pursuant to the Consent Order, we paid a fine of $168,750 and agreed to a Corrective Action Plan. On March 26, 2020, the GADNR issued a closure letter to Transco approving the final Corrective Action Plan implementation and acknowledging that all conditions of the Consent Order have been achieved.
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
Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except that they are supplemented or modified by the following risk factors:

Prices for natural gas, NGLs, oil, and other commodities, are volatile and this volatility has and could continue to adversely affect our financial condition, results of operations, cash flows, access to capital, and ability to maintain or grow our businesses.
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

The markets for natural gas, NGLs, oil, and other commodities are likely to continue to be volatile. As an example, the recent “oil price war” between Russia and Saudi Arabia combined with existing oil production, including by domestic producers, and the rapid drop in demand for oil due to the economic impact of the COVID-19 pandemic resulted in a significant oversupply of oil and negatively impacted pricing. Wide fluctuations in prices might result from one or more factors beyond our control, including:

•	Imbalances in supply and demand whether rising from worldwide or domestic supplies of and demand for natural gas, NGLs, oil, and related commodities;

•	Turmoil in the Middle East and other producing regions;

•
The activities of the Organization of Petroleum Exporting Countries (OPEC) and other countries, whether acting independently of or informally aligned with OPEC, which have significant oil, natural gas or other commodity production capabilities including Russia;

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

We face risks related to the COVID-19 pandemic and other health epidemics.

The global outbreak of the novel coronavirus (COVID-19) is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. To date, COVID-19 has not had a material impact on our business operations. However, we cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 could pose a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in the Risk Factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6.  Exhibits

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

3.4	—	By-Laws (filed on January 20, 2017, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
3.5	—
Certificate of Designations of Series C Participating Preferred Stock of The Williams Companies, Inc. (filed on March 20, 2020 as Exhibit 3.1 to The Williams Companies, Inc. current report on Form 8‑K (File No. 001-04174) and incorporated herein by references.

4.1	—
Rights Agreement, dated as of March 20, 2020, between The Williams Companies, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes for Form of Certificate of Designation of Series C Participating Cumulative Preferred Stock of The Williams Companies, Inc. as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Rights Certificate as Exhibit C (filed on March 20, 2020 as Exhibit 4.1 to The Williams Companies, Inc. current report on Form 8‑K (File No. 001-04174 and incorporated herein by references).

10.1§*	—	Amended Form of 2019 Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers
10.2§*	—	Form of 2020 Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.
10.3§*	—	Form of 2020 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.
10.4§*	—	Form of 2020 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors.
31.1*	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ John D. Porter
John D. Porter
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
May 4, 2020