Form 10-Q
period 2020-06-30
WILLIAMS COMPANIES, INC.
filed 2020-08-03
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 30, 2020
Common Stock, $1.00 par value	1,213,558,476

The Williams Companies, Inc.

The reports, filings, and other public announcements of The Williams Companies, Inc. (Williams) may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcomes of regulatory proceedings, market conditions, and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Levels of dividends to Williams stockholders;

•	Future credit ratings of Williams and its affiliates;

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Expected in-service dates for capital projects;

•	Financial condition and liquidity;

•	Business strategy;

•	Cash flow from operations or results of operations;

•	Seasonality of certain business components;

•	Natural gas, natural gas liquids, and crude oil prices, supply, and demand;

•	Demand for our services;

•	The impact of the novel coronavirus (COVID-19) pandemic.

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

•	Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

•	The strength and financial resources of our competitors and the effects of competition;

•	The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•	Whether we will be able to effectively execute our financing plan;

•	Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance practices;

•	The physical and financial risks associated with climate change;

•	The impacts of operational and developmental hazards and unforeseen interruptions;

•	The risks resulting from outbreaks or other public health crises, including COVID-19;

•	Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•	Acts of terrorism, cybersecurity incidents, and related disruptions;

•	Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•	Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction-related inputs, including skilled labor;

•	Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

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

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020, as supplemented by the disclosures in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2020, we account for as an equity-method investment, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,446	$1,489	$2,920	$2,929
Service revenues – commodity consideration	25	56	53	120
Product sales	310	496	721	1,046
Total revenues	1,781	2,041	3,694	4,095
Costs and expenses:
Product costs	271	483	667	1,008
Processing commodity expenses	15	24	28	64
Operating and maintenance expenses	320	387	657	727
Depreciation and amortization expenses	430	424	859	840
Selling, general, and administrative expenses	127	152	240	280
Impairment of certain assets (Note 12)	—	64	—	76
Impairment of goodwill (Note 12)	—	—	187	—
Other (income) expense – net	6	9	13	41
Total costs and expenses	1,169	1,543	2,651	3,036
Operating income (loss)	612	498	1,043	1,059
Equity earnings (losses) (Note 5)	108	87	130	167
Impairment of equity-method investments (Note 12)	—	2	(938)	(72)
Other investing income (loss) – net (Note 5)	1	124	4	125
Interest incurred	(299)	(306)	(600)	(612)
Interest capitalized	5	10	10	20
Other income (expense) – net	5	7	9	18
Income (loss) before income taxes	432	422	(342)	705
Provision (benefit) for income taxes	117	98	(87)	167
Net income (loss)	315	324	(255)	538
Less: Net income (loss) attributable to noncontrolling interests	12	14	(41)	33
Net income (loss) attributable to The Williams Companies, Inc.	303	310	(214)	505
Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$303	$310	$(215)	$504
Basic earnings (loss) per common share:
Net income (loss)	$.25	$.26	$(.18)	$.42
Weighted-average shares (thousands)	1,213,601	1,212,045	1,213,310	1,211,769
Diluted earnings (loss) per common share:
Net income (loss)	$.25	$.26	$(.18)	$.41
Weighted-average shares (thousands)	1,214,581	1,214,065	1,213,310	1,213,830

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Net income (loss)	$315	$324	$(255)	$538
Other comprehensive income (loss):
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of ($7) and ($3) in 2020	23	—	9	—
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($3) and ($5) in 2020 and ($2) and ($3) in 2019	6	2	14	5
Other comprehensive income (loss)	29	2	23	5
Comprehensive income (loss)	344	326	(232)	543
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	14	(41)	33
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$332	$312	$(191)	$510
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2020	December 31, 2019
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,133	$289
Trade accounts and other receivables	917	1,002
Allowance for doubtful accounts	(10)	(6)
Trade accounts and other receivables – net	907	996
Inventories	134	125
Other current assets and deferred charges	164	170
Total current assets	2,338	1,580
Investments	5,155	6,235
Property, plant, and equipment	42,092	41,510
Accumulated depreciation and amortization	(12,955)	(12,310)
Property, plant, and equipment – net	29,137	29,200
Intangible assets – net of accumulated amortization	7,609	7,959
Regulatory assets, deferred charges, and other	1,104	1,066
Total assets	$45,343	$46,040
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$769	$552
Accrued liabilities	1,043	1,276
Long-term debt due within one year	626	2,140
Total current liabilities	2,438	3,968
Long-term debt	22,323	20,148
Deferred income tax liabilities	1,729	1,782
Regulatory liabilities, deferred income, and other	3,773	3,778
Contingent liabilities (Note 13)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2020 and December 31, 2019; 1,248 million shares issued at June 30, 2020 and 1,247 million shares issued at December 31, 2019)	1,248	1,247
Capital in excess of par value	24,343	24,323
Retained deficit	(12,197)	(11,002)
Accumulated other comprehensive income (loss)	(176)	(199)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	12,212	13,363
Noncontrolling interests in consolidated subsidiaries	2,868	3,001
Total equity	15,080	16,364
Total liabilities and equity	$45,343	$46,040

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – March 31, 2020	$35	$1,248	$24,330	$(12,013)	$(205)	$(1,041)	$12,354	$2,905	$15,259
Net income (loss)	—	—	—	303	—	—	303	12	315
Other comprehensive income (loss)	—	—	—	—	29	—	29	—	29
Cash dividends – common stock ($0.40 per share)	—	—	—	(486)	—	—	(486)	—	(486)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation and related common stock issuances, net of tax	—	—	13	—	—	—	13	—	13
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	—	—	(1)	—	—	(1)	3	2
Net increase (decrease) in equity	—	—	13	(184)	29	—	(142)	(37)	(179)
Balance – June 30, 2020	$35	$1,248	$24,343	$(12,197)	$(176)	$(1,041)	$12,212	$2,868	$15,080

Balance – March 31, 2019	$35	$1,246	$24,703	$(10,270)	$(267)	$(1,041)	$14,406	$1,319	$15,725
Net income (loss)	—	—	—	310	—	—	310	14	324
Other comprehensive income (loss)	—	—	—	—	2	—	2	—	2
Cash dividends – common stock ($0.38 per share)	—	—	—	(461)	—	—	(461)	—	(461)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(27)	(27)
Stock-based compensation and related common stock issuances, net of tax	—	—	17	—	—	—	17	—	17
Sale of partial interest in consolidated subsidiary (Note 2)	—	—	—	—	—	—	—	1,333	1,333
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(425)	—	—	—	(425)	566	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	28	28
Other	—	—	1	(2)	—	—	(1)	—	(1)
Net increase (decrease) in equity	—	—	(407)	(153)	2	—	(558)	1,914	1,356
Balance – June 30, 2019	$35	$1,246	$24,296	$(10,423)	$(265)	$(1,041)	$13,848	$3,233	$17,081

*	Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	(214)	—	—	(214)	(41)	(255)
Other comprehensive income (loss)	—	—	—	—	23	—	23	—	23
Cash dividends – common stock ($0.80 per share)	—	—	—	(971)	—	—	(971)	—	(971)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Stock-based compensation and related common stock issuances, net of tax	—	1	20	—	—	—	21	—	21
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Other	—	—	—	(10)	—	—	(10)	2	(8)
Net increase (decrease) in equity	—	1	20	(1,195)	23	—	(1,151)	(133)	(1,284)
Balance – June 30, 2020	$35	$1,248	$24,343	$(12,197)	$(176)	$(1,041)	$12,212	$2,868	$15,080

Balance – December 31, 2018	$35	$1,245	$24,693	$(10,002)	$(270)	$(1,041)	$14,660	$1,337	$15,997
Net income (loss)	—	—	—	505	—	—	505	33	538
Other comprehensive income (loss)	—	—	—	—	5	—	5	—	5
Cash dividends – common stock ($0.76 per share)	—	—	—	(921)	—	—	(921)	—	(921)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(68)	(68)
Stock-based compensation and related common stock issuances, net of tax	—	1	27	—	—	—	28	—	28
Sale of partial interest in consolidated subsidiary (Note 2)	—	—	—	—	—	—	—	1,333	1,333
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(425)	—	—	—	(425)	566	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32	32
Other	—	—	1	(5)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	1	(397)	(421)	5	—	(812)	1,896	1,084
Balance – June 30, 2019	$35	$1,246	$24,296	$(10,423)	$(265)	$(1,041)	$13,848	$3,233	$17,081

*	Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$(255)	$538
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	859	840
Provision (benefit) for deferred income taxes	(59)	182
Equity (earnings) losses	(130)	(167)
Distributions from unconsolidated affiliates	323	327
Gain on disposition of equity-method investments (Note 5)	—	(122)
Impairment of goodwill (Note 12)	187	—
Impairment of equity-method investments (Note 12)	938	72
Impairment of certain assets (Note 12)	—	76
Amortization of stock-based awards	24	30
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	85	149
Inventories	(9)	4
Other current assets and deferred charges	(13)	(16)
Accounts payable	236	(98)
Accrued liabilities	(236)	70
Other, including changes in noncurrent assets and liabilities	(20)	(41)
Net cash provided (used) by operating activities	1,930	1,844
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	—	(4)
Proceeds from long-term debt	3,896	720
Payments of long-term debt	(3,226)	(868)
Proceeds from issuance of common stock	6	6
Proceeds from sale of partial interest in consolidated subsidiary (Note 2)	—	1,330
Common dividends paid	(971)	(921)
Dividends and distributions paid to noncontrolling interests	(98)	(68)
Contributions from noncontrolling interests	4	32
Payments for debt issuance costs	(17)	—
Other – net	(10)	(9)
Net cash provided (used) by financing activities	(416)	218
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(613)	(919)
Dispositions – net	(16)	(15)
Contributions in aid of construction	19	18
Purchases of businesses, net of cash acquired (Note 2)	—	(727)
Proceeds from dispositions of equity-method investments (Note 5)	—	485
Purchases of and contributions to equity-method investments	(66)	(242)
Other – net	6	(24)
Net cash provided (used) by investing activities	(670)	(1,424)
Increase (decrease) in cash and cash equivalents	844	638
Cash and cash equivalents at beginning of year	289	168
Cash and cash equivalents at end of period	$1,133	$806
_____________
(1) Increases to property, plant, and equipment	$(581)	$(977)
Changes in related accounts payable and accrued liabilities	(32)	58
Capital expenditures	$(613)	$(919)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, in Exhibit 99.1 of our Form 8-K dated May 4, 2020. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States. Effective January 1, 2020, following an organizational realignment, our interstate natural gas pipeline Northwest Pipeline LLC (Northwest Pipeline), which was reported within the West reporting segment throughout 2019, is now managed within the Transmission & Gulf of Mexico reporting segment (previously identified as the Atlantic-Gulf reporting segment). As a result, beginning with the reporting of first-quarter 2020, our operations are presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities as well as corporate activities are included in Other. Prior period segment disclosures have been recast for the new segment presentation.
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
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas,

Notes (Continued)

the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC, a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II). West also included our former 50 percent equity-method investment in Jackalope Gas Gathering Services, L.L.C. (Jackalope), which was sold in April 2019.
Basis of Presentation
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and other identifiable intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable. It is reasonably possible that future strategic decisions, including transactions such as monetizing non-core assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, including effects of financial distress caused by recent financial and commodity market declines or unfavorable developments in ongoing bankruptcy proceedings, could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
Customer bankruptcy
In June 2020, our customer, Chesapeake Energy Corporation (Chesapeake), announced that it had voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. We provide midstream services, including wellhead gathering, for the natural gas that Chesapeake and its joint interest owners produce primarily in the Eagle Ford Shale, Haynesville Shale, and Marcellus Shale regions (through our Appalachia Midstream Investments). In 2019, Chesapeake accounted for approximately 6 percent of our consolidated revenues. As of June 30, 2020, we have approximately $91 million of trade accounts receivable due from Chesapeake, (substantially all of which is current at June 30, 2020).
We have evaluated these receivables from Chesapeake and our related asset groups and investments involved in providing services to Chesapeake and determined that no expected credit losses or impairment charges are required to be recognized at this time. This evaluation considered the physical nature of our services in these basins, where we gather at the wellhead and are critical to Chesapeake’s ability to move product to market, along with an assessed low likelihood of contract rejection, noting that none of our contracts with Chesapeake were rejected in their initial bankruptcy filing. Chesapeake also received initial limited approval to continue paying for services such as those we provide. We also considered our prior experiences with customer bankruptcies, where receivables were ultimately collectible even if the timing of collections was impacted. Future developments in Chesapeake’s ongoing bankruptcy proceedings could affect our assumptions and conclusions regarding credit losses and impairment charges.
Northeast Supply Enhancement
As of June 30, 2020, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $217 million of capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.
The customer precedent agreements remain in effect and the project’s Federal Energy Regulatory Commission (FERC) certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.

Notes (Continued)

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
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at June 30, 2020.
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
The acquisition of UEOM was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. In March 2019, based on the transaction price for our purchase of the remaining interest in UEOM as finalized just prior to the acquisition, we recognized a $74 million noncash impairment loss related to our existing 62 percent interest (see Note 12 – Fair Value Measurements and Guarantees). Thus, there was no gain or loss on remeasuring our existing equity-method investment to fair value due to the impairment recognized just prior to closing the acquisition of the additional interest.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $567 million, and decreased Capital in excess of par value by

Notes (Continued)

$426 million and Deferred income tax liabilities by $141 million in the Consolidated Balance Sheet for the year ended December 31, 2019.
The goodwill recognized in the UEOM acquisition of $187 million (includes a $1 million adjustment recorded in the first quarter of 2020) was impaired during the first quarter of 2020. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations (see Note 12 – Fair Value Measurements and Guarantees).

Notes (Continued)

Note 3 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$592	$110	$—	$—	$—	$—	$(1)	$701
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	78	308	297	—	(19)	664
Commodity consideration	—	—	3	1	21	—	—	25
Other	2	—	10	41	17	—	(4)	66
Total service revenues	594	110	91	350	335	—	(24)	1,456
Product Sales:
NGL and natural gas	20	—	17	1	303	—	(31)	310
Total revenues from contracts with customers	614	110	108	351	638	—	(55)	1,766
Other revenues (1)	2	—	1	5	2	9	(4)	15
Total revenues	$616	$110	$109	$356	$640	$9	$(59)	$1,781

Three Months Ended June 30, 2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$565	$110	$—	$—	$—	$—	$(2)	$673
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	121	291	355	—	(17)	750
Commodity consideration	—	—	13	3	40	—	—	56
Other	1	—	9	34	9	—	(3)	50
Total service revenues	566	110	143	328	404	—	(22)	1,529
Product Sales:
NGL and natural gas	23	—	48	37	430	—	(46)	492
Total revenues from contracts with customers	589	110	191	365	834	—	(68)	2,021
Other revenues (1)	2	—	—	5	8	8	(3)	20
Total revenues	$591	$110	$191	$370	$842	$8	$(71)	$2,041

Notes (Continued)

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,196	$225	$—	$—	$—	$—	$(3)	$1,418
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	177	620	596	—	(41)	1,352
Commodity consideration	—	—	8	3	42	—	—	53
Other	5	—	16	82	26	—	(9)	120
Total service revenues	1,201	225	201	705	664	—	(53)	2,943
Product Sales:
NGL and natural gas	40	—	49	30	662	—	(60)	721
Total revenues from contracts with customers	1,241	225	250	735	1,326	—	(113)	3,664
Other revenues (1)	2	—	3	10	5	17	(7)	30
Total revenues	$1,243	$225	$253	$745	$1,331	$17	$(120)	$3,694

Six Months Ended June 30, 2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,135	$224	$—	$—	$—	$—	$(2)	$1,357
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	249	530	699	—	(35)	1,443
Commodity consideration	—	—	26	8	86	—	—	120
Other	1	—	13	66	20	—	(7)	93
Total service revenues	1,136	224	288	604	805	—	(44)	3,013
Product Sales:
NGL and natural gas	47	—	106	84	909	—	(104)	1,042
Total revenues from contracts with customers	1,183	224	394	688	1,714	—	(148)	4,055
Other revenues (1)	5	—	4	10	12	15	(6)	40
Total revenues	$1,188	$224	$398	$698	$1,726	$15	$(154)	$4,095
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

Notes (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Balance at beginning of period	$18	$22	$8	$4
Revenue recognized in excess of amounts invoiced	46	20	69	39
Minimum volume commitments invoiced	(34)	(25)	(47)	(26)
Balance at end of period	$30	$17	$30	$17

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Balance at beginning of period	$1,189	$1,335	$1,215	$1,397
Payments received and deferred	74	93	102	126
Significant financing component	2	3	5	7
Recognized in revenue	(62)	(100)	(119)	(199)
Balance at end of period	$1,203	$1,331	$1,203	$1,331

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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2020, do not consider potential future performance obligations for which the renewal has not been exercised and excludes contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2020, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2020 (remainder)	$97	$1,662
2021	81	3,266
2022	62	3,100
2023	56	2,682
2024	56	2,282
Thereafter	851	18,138
Total	$1,203	$31,130

Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	June 30, 2020	December 31, 2019
	(Millions)
Accounts receivable related to revenues from contracts with customers	$749	$890
Other accounts receivable	158	106
Total reflected in Trade accounts and other receivables – net	$907	$996

Note 4 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2020, we consolidate the following VIEs:
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
Gulfstar One
We own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating production system, Gulfstar FPS, and associated pipelines which provide production handling and gathering services in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance.
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

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	June 30, 2020	December 31, 2019
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$91	$102
Trade accounts and other receivables – net	143	167
Other current assets and deferred charges	8	5
Property, plant, and equipment – net	5,625	5,745
Intangible assets – net of accumulated amortization	2,427	2,669
Regulatory assets, deferred charges, and other	12	13
Accounts payable	(27)	(58)
Accrued liabilities	(49)	(66)
Regulatory liabilities, deferred income, and other	(288)	(283)

Nonconsolidated VIEs
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. During the first quarter of 2020 we recorded an impairment of our equity-method investment in Brazos Permian II (see Note 12 – Fair Value Measurements and Guarantees). Our exposure to loss is limited to the carrying value of our investment.
Note 5 – Investing Activities
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Gain on disposition of equity-method investments (1)	$—	$122	$—	$122
Other	1	2	4	3
Other investing income (loss) – net	$1	$124	$4	$125
_______________

(1)	In April 2019, we sold our 50 percent equity-method interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million.
Impairment of Equity-Method Investments
Impairment of equity-method investments for the six months ended June 30, 2020, includes $938 million associated with the first-quarter 2020 impairment of equity-method investments (see Note 12 – Fair Value Measurements and Guarantees).

Notes (Continued)

Impairment of RMM Goodwill
Equity earnings (losses) for the six months ended June 30, 2020, includes a $78 million loss associated with the first-quarter 2020 full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement.
Note 6 – Other Accruals
The second quarter of 2019 reflects charges of $23 million within Operating and maintenance expenses and $20 million within Selling, general, and administrative expenses for estimated severance and related costs, primarily associated with a voluntary separation program. The severance and related costs by segment for the three and six months ended June 30, 2019 are as follows:

(Millions)
Transmission & Gulf of Mexico	$22
Northeast G&P	10
West	11
Total	$43

Note 7 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Current:
Federal	$—	$(9)	$(28)	$(15)
State	(1)	—	—	—
	(1)	(9)	(28)	(15)
Deferred:
Federal	93	91	(41)	152
State	25	16	(18)	30
	118	107	(59)	182
Provision (benefit) for income taxes	$117	$98	$(87)	$167

The effective income tax rate for the total provision (benefit) for the three and six months ended June 30, 2020 and 2019 is greater than the federal statutory rate, primarily due to the effect of state income taxes.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 8 – Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$303	$310	$(215)	$504
Basic weighted-average shares	1,213,601	1,212,045	1,213,310	1,211,769
Effect of dilutive securities:
Nonvested restricted stock units	980	1,792	—	1,818
Stock options	—	228	—	243
Diluted weighted-average shares (1)	1,214,581	1,214,065	1,213,310	1,213,830
Earnings (loss) per common share:
Basic	$.25	$.26	$(.18)	$.42
Diluted	$.25	$.26	$(.18)	$.41
__________

(1)
For the six months ended June 30, 2020, 1.1 million weighted-average nonvested restricted stock units have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss available to common stockholders.

Note 9 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$7	$11	$15	$22
Interest cost	9	13	19	25
Expected return on plan assets	(14)	(16)	(27)	(31)
Amortization of net actuarial loss	7	4	11	8
Net actuarial loss from settlements	2	—	8	—
Net periodic benefit cost (credit)	$11	$12	$26	$24

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$1	$2	$3	$4
Expected return on plan assets	(2)	(3)	(5)	(5)
Reclassification to regulatory liability	—	1	1	1
Net periodic benefit cost (credit)	$(1)	$—	$(1)	$—

The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Operations.

Notes (Continued)

During the six months ended June 30, 2020, we contributed $11 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $3 million to our pension plans and approximately $2 million to our other postretirement benefit plans in the remainder of 2020.
Note 10 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On May 14, 2020, we completed a public offering of $1 billion of 3.5 percent senior unsecured notes due 2030.
On May 8, 2020, Transco issued $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured noted due 2050 to investors in a private debt placement. As part of the issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
We retired $1.5 billion of 5.25 percent senior unsecured notes that matured on March 15, 2020.
We retired $14 million of 8.75 percent senior unsecured notes that matured on January 15, 2020.
Commercial Paper Program
At June 30, 2020, no commercial paper was outstanding under our $4 billion commercial paper program.
Credit Facilities

	June 30, 2020
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		15

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 11 – Stockholders’ Equity
Stockholder Rights Agreement
On March 19, 2020, our board of directors approved the adoption of a limited duration stockholder rights agreement (Rights Agreement) and declared a distribution of one preferred stock purchase right for each outstanding share of common stock. The Rights Agreement is intended to protect the interests of us and our stockholders by reducing the likelihood of another party gaining control of or significant influence over us without paying an appropriate premium considering recent volatile markets. Each preferred stock purchase right represents the right to purchase, upon certain terms and conditions, one one-thousandth of a share of Series C Participating Cumulative Preferred Stock, $1.00 par value per share. Each one-thousandth of a share of Series C Participating Cumulative Preferred Stock, if issued, would

Notes (Continued)

have rights similar to one share of our common stock. The distribution of preferred stock purchase rights occurred on March 30, 2020, to holders of record as of the close of business on that date. The Rights Agreement expires on March 20, 2021. Please see our Current Report on Form 8-K dated March 20, 2020, for additional details of the Rights Agreement.
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2019	$(2)	$(1)	$(196)	$(199)
Other comprehensive income (loss) before reclassifications	—	—	9	9
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	14	14
Other comprehensive income (loss)	—	—	23	23
Balance at June 30, 2020	$(2)	$(1)	$(173)	$(176)

Reclassifications out of AOCI are presented in the following table by component for the six months ended June 30, 2020:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	$19	Other income (expense) – net below Operating income (loss)
Income tax benefit	(5)	Provision (benefit) for income taxes
Reclassifications during the period	$14

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2020:
Measured on a recurring basis:
ARO Trust investments	$214	$214	$214	$—	$—
Energy derivative assets designated as hedging instruments	2	2	2	—	—
Energy derivative assets not designated as hedging instruments	2	2	1	1	—
Energy derivative liabilities not designated as hedging instruments	(4)	(4)	(1)	(1)	(2)
Additional disclosures:
Long-term debt, including current portion	(22,949)	(26,387)	—	(26,387)	—
Guarantees	(41)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$201	$201	$201	$—	$—
Energy derivative assets not designated as hedging instruments	1	1	1	—	—
Energy derivative liabilities not designated as hedging instruments	(3)	(3)	(1)	—	(2)
Additional disclosures:
Long-term debt, including current portion	(22,288)	(25,319)	—	(25,319)	—
Guarantees	(41)	(27)	—	(11)	(16)

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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $27 million at June 30, 2020. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements

During the first quarter of 2020, we observed a significant decline in the publicly traded price of our common stock (NYSE: WMB), which declined 40 percent during the quarter, including a 26 percent decline in the month of March. These changes were generally attributed to macroeconomic and geopolitical conditions, including significant declines in crude oil prices driven by both surplus supply and a decrease in demand caused by the novel coronavirus (COVID-19) pandemic. As a result of these conditions, we performed an interim assessment of the goodwill associated with our Northeast G&P reporting unit as of March 31, 2020. This goodwill resulted from the March 2019 acquisition of UEOM (see Note 2 – Acquisitions).

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

				Impairments
				Six Months Ended June 30,
	Segment	Date of Measurement	Fair Value	2020	2019
			(Millions)
Impairment of certain assets:
Certain gathering assets (1)	West	June 30, 2019	$40		$59
Certain idle gathering assets (2)	West	March 31, 2019	—		12
Other impairments and write-downs					5
Impairment of certain assets					$76
Impairment of equity-method investments:
RMM (3)	West	March 31, 2020	$557	$243
Brazos Permian II (3)	West	March 31, 2020	—	193
Caiman II (4)	Northeast G&P	March 31, 2020	191	229
Appalachia Midstream Investments (4)	Northeast G&P	March 31, 2020	2,700	127
Aux Sable (4)	Northeast G&P	March 31, 2020	7	39
Laurel Mountain (4)	Northeast G&P	March 31, 2020	236	10
Discovery (4)	Transmission & Gulf of Mexico	March 31, 2020	367	97
UEOM (5)	Northeast G&P	March 17, 2019	1,210		$74
Other				—	(2)
Impairment of equity-method investments				$938	$72
_______________

(1)
Relates to a gas gathering system in the Eagle Ford Shale region with expected declines in asset utilization and possible idling of the gathering system. The estimated fair value of the Property, plant, and equipment – net was determined using a market approach which incorporated indications of interest from third parties.

(2)	Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value.

(3)
Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The fair value was measured using an income approach.

Notes (Continued)

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

(4)
Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in Caiman II and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the recent market declines previously discussed.

(5)
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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million. The Court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the Court entered final judgment in the case. Filing deadlines were stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also filed post-judgment motions including a Motion for New Trial and a Motion to Alter or Amend the Judgment. These post-trial motions have now been resolved with the Court’s denial of the last motion on June 11, 2020. Our Statement of Points on Appeal was filed on July 13, 2020. On June 22, 2020, the Court stayed the North Pole’s case pending resolution of the appeal in the State of Alaska and FHRA case. We have recorded an accrued liability in the amount of our estimate of the probable loss. It is reasonably possible that we may not be successful on appeal and could ultimately pay up to the amount of judgment.
Royalty Matters
Certain of our customers, including Chesapeake, have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by Chesapeake. Chesapeake has reached a tentative settlement to resolve substantially all Pennsylvania royalty cases pending, which settlement would apply to both Chesapeake and us. The settlement as reported would not require any contribution from us. On June 28, 2020, Chesapeake filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of Texas.

Notes (Continued)

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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery had scheduled trial for May 20 through May 24, 2019; the court struck this setting and reset the trial for June 8 through June 11, and June 15, 2020. Due to COVID-19, the court struck the June 2020 setting and re-scheduled the trial for August 31 through September 4, 2020; this setting was also struck as a result of COVID-19. We await a new trial setting.
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

Notes (Continued)

Other
On August 31, 2018, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2019, subject to refund and the outcome of a hearing. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. On March 24, 2020, the FERC issued an order approving the uncontested rate case settlement, which became effective on June 1, 2020. As of June 30, 2020, we have provided a $284 million reserve for rate refunds related to increased rates collected since March 2019, reflected in Accounts payable in the Consolidated Balance Sheet. The refunds were paid on July 1, 2020.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2020, we have accrued liabilities totaling $30 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2020, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2020, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2020, we have accrued liabilities totaling $7 million for these costs.
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
At June 30, 2020, we have accrued environmental liabilities of $19 million related to these matters.
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
At June 30, 2020, other than as previously disclosed, we are not aware of any material claims against us involving the indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

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
		(Millions)
Three Months Ended June 30, 2020
Segment revenues:
Service revenues
External	$783	$342	$316	$5	$—	$1,446
Internal	12	12	—	4	(28)	—
Total service revenues	795	354	316	9	(28)	1,446
Total service revenues – commodity consideration	3	1	21	—	—	25
Product sales
External	29	(8)	289	—	—	310
Internal	7	9	14	—	(30)	—
Total product sales	36	1	303	—	(30)	310
Total revenues	$834	$356	$640	$9	$(58)	$1,781

Three Months Ended June 30, 2019
Segment revenues:
Service revenues
External	$797	$319	$368	$5	$—	$1,489
Internal	11	11	—	3	(25)	—
Total service revenues	808	330	368	8	(25)	1,489
Total service revenues – commodity consideration	13	3	40	—	—	56
Product sales
External	51	29	416	—	—	496
Internal	17	8	18	—	(43)	—
Total product sales	68	37	434	—	(43)	496
Total revenues	$889	$370	$842	$8	$(68)	$2,041

Six Months Ended June 30, 2020
Segment revenues:
Service revenues
External	$1,597	$686	$627	$10	$—	$2,920
Internal	27	26	—	7	(60)	—
Total service revenues	1,624	712	627	17	(60)	2,920
Total service revenues – commodity consideration	8	3	42	—	—	53
Product sales
External	70	15	636	—	—	721
Internal	18	15	26	—	(59)	—
Total product sales	88	30	662	—	(59)	721
Total revenues	$1,720	$745	$1,331	$17	$(119)	$3,694

Notes (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
		(Millions)

Six Months Ended June 30, 2019
Segment revenues:
Service revenues
External	$1,608	$585	$727	$9	$—	$2,929
Internal	23	21	—	6	(50)	—
Total service revenues	1,631	606	727	15	(50)	2,929
Total service revenues – commodity consideration	26	8	86	—	—	120
Product sales
External	103	65	878	—	—	1,046
Internal	47	19	35	—	(101)	—
Total product sales	150	84	913	—	(101)	1,046
Total revenues	$1,807	$698	$1,726	$15	$(151)	$4,095

June 30, 2020
Total assets (1)	$19,569	$14,609	$10,647	$1,797	$(1,279)	$45,343
December 31, 2019
Total assets	$18,796	$15,399	$11,265	$1,151	$(571)	$46,040

_______________

(1)	Increase in Other Total assets is due primarily to increased cash balance.
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$615	$590	$1,277	$1,226
Northeast G&P	370	303	739	602
West	253	212	468	468
Other	8	7	15	3
	1,246	1,112	2,499	2,299
Accretion expense associated with asset retirement obligations for nonregulated operations	(7)	(8)	(17)	(17)
Depreciation and amortization expenses	(430)	(424)	(859)	(840)
Impairment of goodwill	—	—	(187)	—
Equity earnings (losses)	108	87	130	167
Impairment of equity-method investments	—	2	(938)	(72)
Other investing income (loss) – net	1	124	4	125
Proportional Modified EBITDA of equity-method investments	(192)	(175)	(384)	(365)
Interest expense	(294)	(296)	(590)	(592)
(Provision) benefit for income taxes	(117)	(98)	87	(167)
Net income (loss)	$315	$324	$(255)	$538

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

•
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II). West also included our former 50 percent equity-method investment in Jackalope, which was sold in April 2019.

•	Other includes minor business activities that are not operating segments, as well as corporate operations.

Management’s Discussion and Analysis (Continued)

Dividends
In June 2020, we paid a regular quarterly dividend of $0.40 per share.
Overview of Six Months Ended June 30, 2020
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2020, decreased $719 million compared to the six months ended June 30, 2019, reflecting:

•	$866 million increase in Impairment of equity-method investments;

•	$187 million of Impairment of goodwill in 2020;

•	$122 million decrease due to the absence of a 2019 gain on the sale of our interest in Jackalope;

•	A $37 million decrease in equity earnings, primarily due to our share of an impairment of goodwill recorded by an equity-method investee in 2020;

•	$15 million of lower commodity margins.
These unfavorable changes were partially offset by:

•	A $254 million favorable change in provision for income taxes driven by lower pre-tax income;

•	$76 million increase due to the absence of 2019 Impairment of certain assets;

•	A $74 million favorable change in Net income (loss) attributable to noncontrolling interests primarily due to the noncontrolling interests’ share of the first-quarter 2020 goodwill impairment charge;

•	$70 million of lower Operating and maintenance expenses;

•	$40 million of lower Selling, general, and administrative expenses.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our annual consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 4, 2020.
Recent Developments
Expansion Project Update
Transmission & Gulf of Mexico
Hillabee
In February 2016, the FERC issued a certificate order for the initial phases of Transco’s Hillabee Expansion Project. The project involves an expansion of Transco’s existing natural gas transmission system from Station 85 in west central Alabama to an interconnection with the Sabal Trail pipeline in east central Alabama. The project is being constructed in phases, and all of the project expansion capacity is dedicated to Sabal Trail pursuant to a capacity lease agreement. Phase I was completed in 2017 and it increased capacity by 818 Mdth/d. We placed Phase II into service on May 1, 2020. Together, the first two phases of the project increased capacity by 1,025 Mdth/d.

Management’s Discussion and Analysis (Continued)

COVID-19
The outbreak of novel coronavirus (COVID-19) has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:

•	Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.

•
We believe we have the ability to access the debt market, if necessary, as evidenced by the successful completion of debt offerings during second-quarter 2020, and continue to have significant levels of unused capacity on our revolving credit facility.

•
We have implemented remote working arrangements where possible and restricted business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.

•	Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.
Customer Bankruptcies
In June 2020, our customer Chesapeake Energy Corporation (Chesapeake) announced that it had voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. We provide midstream services, including wellhead gathering, for the natural gas that Chesapeake and its joint interest owners produce primarily in the Eagle Ford Shale, Haynesville Shale, and Marcellus Shale regions (through our Appalachia Midstream Investments). In 2019, Chesapeake accounted for approximately 6 percent of our consolidated revenues. As of June 30, 2020, we have approximately $91 million of trade accounts receivable due from Chesapeake, (substantially all of which is current at June 30, 2020).
We have evaluated these receivables from Chesapeake and our related asset groups and investments involved in providing services to Chesapeake and determined that no expected credit losses or impairment charges are required to be recognized at this time. This evaluation considered the physical nature of our services in these basins, where we gather at the wellhead and are critical to Chesapeake’s ability to move product to market, along with an assessed low likelihood of contract rejection, noting that none of our contracts with Chesapeake were rejected in their initial bankruptcy filing. Chesapeake also received initial limited approval to continue paying for services such as those we provide. We also considered our prior experiences with customer bankruptcies, where receivables were ultimately collectible even if the timing of collections was impacted. Future developments in Chesapeake’s ongoing bankruptcy proceedings could affect our assumptions and conclusions regarding credit losses and impairment charges.
We have certain other customers of our consolidated operations and investees, which are less significant to our consolidated results of operations, that have also filed for bankruptcy protection. To date, based on considerations such as our review of those bankruptcy filings, our assessment of the likelihood of contract rejection, and/or ongoing collections of amounts invoiced, we have not recognized any significant credit losses or impairment charges related to these customers. For example, Extraction Oil & Gas, Inc., a customer of our RMM investee, has not rejected any contracts with RMM and has paid pre-petition amounts due to RMM. We continue to monitor these ongoing customer bankruptcy proceedings as it is reasonably possible that future developments could affect our assumptions and conclusions.
Crude Oil Price Decline
During the first several months of 2020, crude oil prices decreased as a result of surplus supply and weakened demand caused by the COVID-19 pandemic. In addition, in early March, Saudi Arabia announced that it would cut export prices and increase production, contributing to a sharp decline in crude oil prices. The significant decline in crude oil prices has also impacted NGL prices. While our businesses do not have direct exposure to crude oil prices,

Management’s Discussion and Analysis (Continued)

the combined impacts of the crude oil price decline on our industry and the financial market declines driven by COVID-19 have impacted us as follows:

•
The publicly traded price for our common stock (NYSE: WMB) declined significantly in the first quarter of 2020. As a result, our board of directors approved a limited duration shareholder rights agreement. (See Note 11 – Stockholders’ Equity of Notes to the Consolidated Financial Statements.)

•
Driven by the decline in our market capitalization and the underlying decrease in fair value of our Northeast G&P reporting unit, we recognized a $187 million impairment of goodwill during the first quarter of 2020. (See Note 12 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements.)

•
The same economic conditions impacted the fair value of certain of our equity-method investments, resulting in $938 million of other-than-temporary impairments of these investments in the first quarter of 2020. (See Note 12 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements.)

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
NGL Margins
Per-unit non-ethane margins were approximately 40 percent lower in the first six months of 2020 compared to the same period in 2019 primarily due to a 40 percent decrease in per-unit non-ethane sales prices, partially offset by 36 percent lower per-unit natural gas feedstock prices.
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
Filing of Rate Case
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and were not subject to refund. In March 2019, the FERC accepted our motion to place the rates that were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. In October 2019, we reached an agreement on

Management’s Discussion and Analysis (Continued)

the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. On March 24, 2020, the FERC issued an order approving the uncontested rate case settlement, which became effective on June 1, 2020. As of June 30, 2020, we have provided a $284 million reserve for rate refunds related to increased rates collected since March 2019. The refunds were paid on July 1, 2020.
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
Our business plan for 2020 includes a continued focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. Many of our producer customers are impacted by extremely low energy commodity prices, which has resulted in a decrease in drilling activity and the temporary shut-in of existing production in certain oil-directed and liquids-rich areas. We are responding by reducing the pace of our capital growth spending in our gathering and processing business and remaining committed to operating cost discipline.
In the current environment, the credit profiles of certain of our producer customers are increasingly challenged, including some that have filed for bankruptcy protection. But as previously discussed, the physical nature of services we provide supports the success of these customers. In many cases, we have long-term acreage dedications with strong historical contractual conveyances that create real estate interests in unproduced gas. In exchange for such dedication of production, we invest capital to build gathering lines uniquely to serve a producer’s wells. Therefore, our gathering lines are physically connected to the customer’s wellheads and pads, conditioning and connecting the production to available markets. There may not be other gathering lines nearby. The construction of gathering systems is capital intensive and it would be very costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting a customer’s production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows.
In 2020, our operating results are expected to include lower deferred revenue amortization related to the West’s Barnett Shale region and Gulfstar One in the Eastern Gulf region. We also expect lower NGL margins overall and lower fee revenues in the West and Eastern Gulf region primarily from a decrease in drilling activity associated with a significant reduction in crude oil prices. Northeast G&P results are expected to increase from higher gathering and processing volumes. If current market conditions persist, the temporary shut-in of existing onshore and offshore production in certain oil-directed and liquids-rich areas will continue to negatively impact our results. We expect increases from Transco’s and Northwest Pipeline’s recent expansion projects placed in-service and Transco’s rate settlement as well as a full year contribution from the Norphlet project in the Eastern Gulf region. Additionally, we expect operating results will benefit from lower expenses associated with our organizational realignment completed earlier this year.
Our growth capital and investment expenditures in 2020 are expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2020 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, and our Bluestem NGL pipeline project in the Mid-Continent region. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
Potential risks and obstacles that could impact the execution of our plan include:

•
Continued negative impacts of COVID-19 driving a global recession, which could result in further downturns in financial markets and commodity prices, as well as impact demand for natural gas and related products;

Management’s Discussion and Analysis (Continued)

•	Opposition to, and legal regulations affecting, our infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;

•	Counterparty credit and performance risk, including unexpected developments in ongoing customer bankruptcy proceedings;

•	Unexpected significant increases in capital expenditures or delays in capital project execution;

•	Unexpected changes in customer drilling and production activities, which could negatively impact gathering and processing volumes;

•	Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices, and margins;

•	General economic, financial markets, or further industry downturn, including increased interest rates;

•	Physical damages to facilities, including damage to offshore facilities by named windstorms;

•
Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020, as supplemented by the disclosures in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets which continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Northeast Supply Enhancement
In May 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. However, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection were denied in May 2020. We have not refiled our applications for those approvals. The project, which would increase capacity by 400 Mdth/d, was planned to be placed into service in the fall of 2021. See further discussion in Critical Accounting Estimates.
Southeastern Trail
In October 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 pooling point in Louisiana. We plan to place up to 230 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and the remainder of the project capacity into service in the first quarter of 2021. In total, the project is expected to increase capacity by 296 Mdth/d.
Leidy South
In July 2020, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania.

Management’s Discussion and Analysis (Continued)

We plan to place the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
West
Project Bluestem
We are expanding our presence in the Mid-Continent region through building a 188-mile NGL pipeline from our fractionator near Conway, Kansas to an interconnect with a third-party NGL pipeline system in Oklahoma, providing us with firm access to Mt. Belvieu pricing. As part of the project, the third-party is constructing a 110-mile pipeline extension of their existing NGL pipeline system that will have an initial capacity of 120 Mbbls/d. The pipeline and extension projects are expected to be placed into service during the first quarter of 2021. Further, during the first quarter of 2019, we exercised an option to purchase a 20 percent equity interest in a Mt. Belvieu fractionation train developed by the third party, which was placed into service in the first quarter of 2020.
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
As a result, we estimated the fair value of these equity-method investments in accordance with ASC Topic 820, “Fair Value Measurement,” as of the March 31, 2020, measurement date. In assessing the fair value, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA (earnings before interest, taxes, depreciation, and amortization) market multiples as compared with recent history, and significantly higher industry weighted-average discount rates. As a result, we determined that there were other-than-temporary declines in the fair value of certain of our equity-method investments, resulting in recognized impairments during the first quarter of 2020 totaling $938 million. (See Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.) This included impairments of certain of our equity-method investments in our Northeast G&P segment totaling $405 million, primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices, which historically trend with crude oil prices. This total was primarily comprised of impairments of our investment in Caiman II and predominantly wet-gas gathering systems that are part of the Appalachia Midstream Investments. We also recognized an impairment of $97 million related to Discovery within the Transmission & Gulf of Mexico segment. We estimated the fair value of these investments as of the March 31, 2020, measurement date utilizing income and market approaches, which were impacted by assumptions reflecting the significant recent market declines previously discussed, such as higher discount rates, ranging from 9.7 percent to 13.5 percent, and lower EBITDA multiples ranging from 5.0x to 6.2x. We also considered any debt held at the investee level, and its impact to fair value. We estimate that a one percentage point increase or decrease in the discount rates used would increase these recognized impairments by approximately $197 million or decrease the level of these recognized impairments by approximately $121 million and a 0.5x increase or decrease in the EBITDA multiples assumed would decrease or increase the level of impairments recognized by approximately $48 million.
During the first quarter of 2020 we also recognized $436 million of impairments within our West segment related to our investments in RMM and Brazos Permian II, measured using an income approach. Both investees operate in primarily crude oil-driven basins where our gathering volumes are driven by crude oil drilling. Our expectation of

Management’s Discussion and Analysis (Continued)

continued lower crude oil prices and related expectation of significant reductions in current and future producer activities in these areas led to reduced estimates of expected future cash flows. Our fair value estimates also reflected increases in the discount rates to approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. We estimate that a one percentage point increase in the discount rate would increase these recognized impairments by approximately $32 million, while a one percentage point decrease would decrease these impairments by approximately $43 million.
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
Property, Plant, and Equipment and Other Identifiable Intangible Assets
As a result of the previously described significant macroeconomic changes during the first quarter of 2020, we also evaluated certain of our property, plant, and equipment and other identifiable intangible assets for indicators of impairment as of March 31, 2020. In our assessments, we considered the impact of the then current market conditions on certain of our assets and did not identify any indicators that the carrying amounts of those assets may not be recoverable. The use of alternate judgments or changes in future conditions could result in a different conclusion regarding the occurrence and measurement of impairments affecting the consolidated financial statements.
As of June 30, 2020, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $217 million of capitalized project development costs for the Northeast Supply Enhancement project. As previously discussed, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.
The customer precedent agreements remain in effect and the project’s FERC certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change*	% Change*	2020	2019	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,446	$1,489	-43	-3%	$2,920	$2,929	-9	—%
Service revenues – commodity consideration	25	56	-31	-55%	53	120	-67	-56%
Product sales	310	496	-186	-38%	721	1,046	-325	-31%
Total revenues	1,781	2,041			3,694	4,095
Costs and expenses:
Product costs	271	483	+212	+44%	667	1,008	+341	+34%
Processing commodity expenses	15	24	+9	+38%	28	64	+36	+56%
Operating and maintenance expenses	320	387	+67	+17%	657	727	+70	+10%
Depreciation and amortization expenses	430	424	-6	-1%	859	840	-19	-2%
Selling, general, and administrative expenses	127	152	+25	+16%	240	280	+40	+14%
Impairment of certain assets	—	64	+64	+100%	—	76	+76	+100%
Impairment of goodwill	—	—	—	—	187	—	-187	NM
Other (income) expense – net	6	9	+3	+33%	13	41	+28	+68%
Total costs and expenses	1,169	1,543			2,651	3,036
Operating income (loss)	612	498			1,043	1,059
Equity earnings (losses)	108	87	+21	+24%	130	167	-37	-22%
Impairment of equity-method investments	—	2	-2	-100%	(938)	(72)	-866	NM
Other investing income (loss) – net	1	124	-123	-99%	4	125	-121	-97%
Interest expense	(294)	(296)	+2	+1%	(590)	(592)	+2	—%
Other income (expense) – net	5	7	-2	-29%	9	18	-9	-50%
Income (loss) before income taxes	432	422			(342)	705
Provision (benefit) for income taxes	117	98	-19	-19%	(87)	167	+254	NM
Net income (loss)	315	324			(255)	538
Less: Net income (loss) attributable to noncontrolling interests	12	14	+2	+14%	(41)	33	+74	NM
Net income (loss) attributable to The Williams Companies, Inc.	$303	$310			$(214)	$505

*	+ = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2020 vs. three months ended June 30, 2019
Service revenues decreased primarily due to lower volumes in our West segment, the expiration of an MVC agreement in the Barnett Shale region, lower deferred revenue amortization at Gulfstar One, and temporary shut-ins at certain offshore Gulf of Mexico operations. This decrease was partially offset by an increase in the Eagle Ford Shale region primarily due to higher MVC revenue, higher transportation fee revenues at Transco primarily associated with expansion projects placed in service in 2019 and its rate case settlement, as well as higher Northeast JV revenues driven by higher volumes.
Service revenues – commodity consideration decreased primarily due to lower commodity prices, along with lower equity NGL processing volumes due to less producer drilling activity. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
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
Operating and maintenance expenses decreased due to lower employee-related expenses driven by the absence of second-quarter 2019 severance and related costs (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements) and the associated reduced costs in 2020, as well as lower maintenance costs primarily due to timing and scope of activities.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements) and the associated reduced costs in 2020, as well as the absence of transaction costs associated with our 2019 formation of the Northeast JV.
The favorable change in Impairment of certain assets includes the absence of a 2019 impairment of certain Eagle Ford Shale gathering assets (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Operating income (loss) includes the absence of the 2019 impairment of certain assets, as well as higher Northeast JV volumes, lower employee-related expenses, and the favorable impact from Transco's expansion projects and rate case. The favorable change was partially offset by the expiration of an MVC agreement in the Barnett Shale region, lower deferred revenue amortization at Gulfstar One, and the impact of various temporary shut-ins across the Gulf of Mexico.
Equity earnings (losses) increased primarily due to increases at Appalachia Midstream Investments and Caiman II.
The unfavorable change in Other investing income (loss) – net includes the absence of a 2019 gain on the sale of our equity-method investment in Jackalope (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed unfavorably primarily due to the allocation of losses to nontaxable noncontrolling interest and higher pre-tax income. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)

Six months ended June 30, 2020 vs. six months ended June 30, 2019
Service revenues decreased primarily due to the expiration of an MVC agreement in the Barnett Shale region, lower deferred revenue amortization at Gulfstar One, lower volumes and rates in our West segment, and temporary shut-ins at certain Gulf of Mexico operations. This decrease was partially offset by higher Northeast JV revenues driven by higher volumes and the March 2019 consolidation of UEOM, higher transportation fee revenues at Transco primarily associated with its expansion projects placed in service in 2019 and rate case settlement, as well as higher MVC revenue in the Eagle Ford Shale region.
Service revenues – commodity consideration decreased primarily due to lower commodity prices, as well as lower equity NGL processing volumes due to less producer drilling activity and higher ethane rejection. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
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
Operating and maintenance expenses decreased due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020, and lower maintenance primarily due to timing and scope of activities. This decrease was partially offset by higher expenses related to the consolidation of UEOM in March 2019.
Depreciation and amortization expenses increased primarily due to new assets placed in service and the March 2019 consolidation of UEOM, partially offset by lower expense related to assets that became fully depreciated in the fourth quarter of 2019.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020, as well as the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV.
The favorable change in Impairment of certain assets includes the absence of 2019 impairments of certain Eagle Ford Shale gathering assets and certain idle gathering assets.
Impairment of goodwill reflects the goodwill impairment charge at Northeast G&P in 2020 (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes net favorable changes to charges and credits associated with regulatory assets and liabilities primarily associated with Transco’s rate case settlement and the absence of a 2019 unfavorable regulatory asset adjustment at Other.
The unfavorable change in Operating income (loss) includes the 2020 impairment of goodwill at Northeast G&P, the expiration of an MVC agreement in the Barnett Shale region, lower deferred revenue amortization at Gulfstar One, and unfavorable commodity margins primarily reflecting lower NGL sales prices. The unfavorable change was partially offset by higher Northeast JV volumes, the absence of the 2019 impairment of certain assets, lower employee-related

Management’s Discussion and Analysis (Continued)

expenses, the favorable impacts of the consolidation of UEOM, and the favorable impact from Transco's expansion projects and rate case.
Equity earnings (losses) decreased primarily due to our share of the 2020 impairment of goodwill at RMM (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements). This decrease was partially offset by increases at Appalachia Midstream Investments and Caiman II.
Impairment of equity-method investments includes impairments of various equity-method investments in 2020, partially offset by the absence of a 2019 impairment of UEOM (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The unfavorable change in Other investing income (loss) – net is primarily due to the absence of a 2019 gain on the sale of our equity-method investment in Jackalope.
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
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the noncontrolling interests’ share of the first-quarter 2020 goodwill impairment charge, and lower Gulfstar One results, partially offset by the impact from to the formation of the Northeast JV in June 2019.
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
Transmission & Gulf of Mexico

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Service revenues	$795	$808	$1,624	$1,631
Service revenues – commodity consideration	3	13	8	26
Product sales	36	68	88	150
Segment revenues	834	889	1,720	1,807

Product costs	(37)	(69)	(89)	(151)
Processing commodity expenses	(1)	(5)	(3)	(10)
Other segment costs and expenses	(223)	(269)	(437)	(506)
Proportional Modified EBITDA of equity-method investments	42	44	86	86
Transmission & Gulf of Mexico Modified EBITDA	$615	$590	$1,277	$1,226

Commodity margins	$1	$7	$4	$15

Management’s Discussion and Analysis (Continued)

Three months ended June 30, 2020 vs. three months ended June 30, 2019
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Other segment costs and expenses.
Service revenues decreased primarily due to:

•	A $31 million decrease due to lower deferred revenue amortization and the end of the exclusive use period at Gulfstar One;

•	A $21 million decrease due to temporary shut-ins primarily at Perdido and Gunflint related to pricing and scheduled maintenance.
These decreases were partially offset by:

•	A $26 million increase in Transco’s natural gas transportation revenues primarily driven by higher revenues from Transco’s expansion projects placed in service and rate case settlement in 2019;

•	An increase at Gulfstar One associated with higher volumes in the Tubular Bells field due to a new well and higher production.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $4 million primarily driven by unfavorable NGL sales volumes and prices. Additionally, the decrease in Product sales includes a $21 million decrease in commodity marketing sales. Marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased primarily due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020 (see Note 6 of Notes to Consolidated Financial Statements) and the absence of $15 million of expense in 2019 related to the reversal of expenditures previously capitalized, as well as net favorable changes to charges and credits associated with regulatory assets and liabilities primarily driven by the terms of settlement in Transco’s general rate case. Additionally, expenses decreased due to lower maintenance costs.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Other segment costs and expenses.
Service revenues decreased primarily due to:

•	A $61 million decrease due to lower deferred revenue amortization and the end of the exclusive use period at Gulfstar One;

•	A $21 million decrease due to temporary shut-ins primarily at Perdido and Gunflint related to pricing and scheduled maintenance.
These decreases were partially offset by:

•	A $58 million increase in Transco’s natural gas transportation revenues primarily driven by higher revenues from Transco’s expansion projects placed in service and rate case settlement in 2019;

•	A $13 million increase at Gulfstar One associated with higher volumes in the Tubular Bells field due to a new well and higher production;

Management’s Discussion and Analysis (Continued)

•	An $11 million increase associated with higher Norphlet volumes.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $8 million primarily driven by unfavorable NGL sales prices and volumes. Additionally, the decrease in Product sales includes a $36 million decrease in commodity marketing sales primarily due to lower NGL prices and $8 million lower system management gas sales. Marketing revenues and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased primarily due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020, as well as net favorable changes to charges and credits associated with regulatory assets and liabilities primarily driven by the terms of settlement in Transco’s general rate case, and the absence of $15 million of expense in 2019 related to the reversal of expenditures previously capitalized. Additionally, expenses decreased due to lower contracted services mainly related to general maintenance and other testing at Transco. These decreases were partially offset by higher operating taxes and a 2020 pension plan settlement charge.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Service revenues	$354	$330	$712	$606
Service revenues – commodity consideration	1	3	3	8
Product sales	1	37	30	84
Segment revenues	356	370	745	698

Product costs	—	(38)	(29)	(85)
Processing commodity expenses	(1)	(2)	(2)	(5)
Other segment costs and expenses	(111)	(130)	(221)	(231)
Proportional Modified EBITDA of equity-method investments	126	103	246	225
Northeast G&P Modified EBITDA	$370	$303	$739	$602

Commodity margins	$1	$—	$2	$2
Three months ended June 30, 2020 vs. three months ended June 30, 2019
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, increased Proportional Modified EBITDA of equity-method investments, and lower Other segment costs and expenses.
Service revenues increased primarily due to:

•	A $23 million increase at the Northeast JV, related to higher gathering, processing, fractionation, and transportation revenues primarily associated with higher volumes, partially offset by

•	A $7 million decrease associated with lower gathering volumes at Susquehanna Supply Hub.
Product sales decreased primarily due to lower non-ethane prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses decreased primarily due to lower employee-related expenses driven by the absence of second-quarter 2019 severance and related costs (see Note 6 – Other Accruals of Notes to Consolidated

Management’s Discussion and Analysis (Continued)

Financial Statements) and the associated reduced costs in 2020, and the absence of transaction costs associated with the formation of the Northeast JV. Additionally, maintenance and repairs expenses decreased primarily due to timing and scope of activities.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily due to higher volumes and at Caiman II driven by a gain on early debt retirement at Blue Racer Midstream, LLC.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
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
Service revenues increased primarily due to:

•
An $84 million increase at the Northeast JV, including $52 million higher gathering, processing, fractionation, and transportation revenues primarily due to higher volumes, and a $32 million increase associated with the consolidation of UEOM, as previously discussed;

•	An $11 million increase in reimbursable electricity expenses, which are offset by similar changes in electricity charges, reflected in Other segment costs and expenses;

•	A $6 million increase in gathering revenues at Cardinal primarily due to higher volumes.
Product sales decreased primarily due to lower NGL prices and lower non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.
Other segment costs and expenses decreased primarily due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020, and the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV. Additionally, maintenance and repair expenses and operating expenses decreased primarily due to timing and scope of activities. These decreases were partially offset by higher reimbursable electricity expenses in addition to increased expenses associated with the consolidation of UEOM.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments driven by higher volumes and at Caiman II driven by higher volumes and a gain on early debt retirement. These increases were partially offset by a $16 million decrease as a result of the consolidation of UEOM, as previously discussed.

Management’s Discussion and Analysis (Continued)

West

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Service revenues	$316	$368	$627	$727
Service revenues – commodity consideration	21	40	42	86
Product sales	303	434	662	913
Segment revenues	640	842	1,331	1,726

Product costs	(281)	(437)	(649)	(912)
Processing commodity expenses	(13)	(19)	(23)	(50)
Other segment costs and expenses	(117)	(138)	(243)	(274)
Impairment of certain assets	—	(64)	—	(76)
Proportional Modified EBITDA of equity-method investments	24	28	52	54
West Modified EBITDA	$253	$212	$468	$468

Commodity margins	$30	$18	$32	$37
Three months ended June 30, 2020 vs. three months ended June 30, 2019
West Modified EBITDA increased primarily due to the absence of Impairment of certain assets, lower Other segment costs and expenses, and higher Commodity margins, partially offset by lower Service revenues.
Service revenues decreased primarily due to:

•
A $33 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the second-quarter 2019 expiration of the MVC agreement in the Barnett Shale region;

•	A $22 million decrease associated with lower volumes, excluding the Eagle Ford Shale region;

•
A $17 million decrease associated with lower rates, excluding the Eagle Ford Shale region, driven by lower commodity pricing in the Barnett Shale region and the expiration of a cost-of-service period on a contract in the Mid-Continent region;

•	An $11 million decrease driven by the absence of a favorable 2019 cost-of-service agreement adjustment in the Mid-Continent region;

•
A $25 million increase in the Eagle Ford Shale region due to higher MVC revenue and higher rates, partially offset by lower volumes primarily due to decreased producer activity, including shut-ins on certain gathering systems;

•	A $9 million increase associated with a temporary volume deficiency fee from a customer.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Marketing margins increased by $25 million primarily due to favorable changes in net commodity prices. The decrease in Product sales includes a $107 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher marketing sales volumes. These decreases are substantially offset in Product costs.
Additionally, product margins from our equity NGLs decreased $13 million primarily due to:

Management’s Discussion and Analysis (Continued)

•	A $13 million decrease associated with lower sales prices primarily due to 48 percent lower average net realized per-unit non-ethane sales prices;

•	A $6 million decrease associated with lower sales volumes primarily due to 14 percent lower non-ethane sales volumes primarily due to less producer drilling activity;

•	A $6 million increase related to a decline in natural gas purchases associated with lower natural gas prices and lower equity NGL production volumes.
Other segment costs and expenses decreased primarily due to lower employee-related expenses driven by the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020 (see Note 6 – Other Accruals of Notes to the Consolidated Financial Statements), lower maintenance costs primarily due to timing and scope of activities, and lower operating costs due to fewer leased compressors.
Impairment of certain assets decreased primarily due to the absence of a $59 million impairment of certain Eagle Ford Shale gathering assets in 2019 (see Note 12 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL.
Six months ended June 30, 2020 vs. six months ended June 30, 2019
West Modified EBITDA includes lower Service revenues and lower Commodity margins, offset by the absence of Impairment of certain assets and lower Other segment costs and expenses.
Service revenues decreased primarily due to:

•
A $72 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the second-quarter 2019 expiration of the MVC agreement in the Barnett Shale region;

•
A $40 million decrease associated with lower rates, excluding the Eagle Ford Shale region, driven by lower commodity pricing in the Barnett Shale region and the expiration of a cost-of-service period on a contract in the Mid-Continent region;

•	A $35 million decrease associated with lower volumes, excluding the Eagle Ford Shale region;

•	An $11 million decrease driven by the absence of a favorable 2019 cost-of-service agreement adjustment in the Mid-Continent region;

•
A $51 million increase in the Eagle Ford Shale region due to higher MVC revenue and higher rates, partially offset by lower volumes primarily due to decreased producer activity, including shut-ins on certain gathering systems;

•	A $9 million increase associated with a temporary volume deficiency fee from a customer.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Product margins from our equity NGLs decreased $17 million primarily due to:

•	A $24 million decrease associated with lower sales prices primarily due to 40 percent lower average net realized per-unit non-ethane sales prices;

Management’s Discussion and Analysis (Continued)

•
A $19 million decrease associated with 16 percent lower non-ethane sales volumes primarily due to less producer drilling activity as well as lower sales volumes primarily due to 49 percent lower ethane sales volumes resulting from higher ethane rejection;

•	A $26 million increase related to a decrease in natural gas purchases associated with lower equity NGL production volumes and lower natural gas prices.
Additionally, marketing margins increased by $12 million primarily due to favorable changes in net commodity prices. The decrease in Product sales includes a $195 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher marketing sales volumes. These decreases are substantially offset in Product costs.
Other segment costs and expenses decreased primarily due to lower employee-related expenses driven by the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020, as well as lower maintenance costs primarily due to timing and scope of activities, and lower operating costs due to fewer leased compressors.
Impairment of certain assets decreased primarily due to the absence of a $59 million impairment of certain Eagle Ford Shale gathering assets and a $12 million impairment of certain idle gathering assets in 2019.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL and the absence of the Jackalope equity-method investment sold in April 2019, partially offset by growth at the RMM equity-method investment.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Millions)
Other Modified EBITDA	$8	$7	$15	$3
Six months ended June 30, 2020 vs. six months ended June 30, 2019
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
As previously discussed in Company Outlook, our growth capital and investment expenditures in 2020 are currently expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2020 includes Transco expansions, all of which are fully contracted with firm transportation agreements, and our Bluestem NGL pipeline project in the Mid-Continent region. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all of our planned 2020 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities.
During the first half of 2020, we retired approximately $1.5 billion of long-term debt and issued approximately $2.2 billion of new long-term debt. In August 2020, we expect to early retire our $600 million of 4.125 percent senior unsecured notes that are scheduled to mature in November 2020. In July 2020, we paid $284 million for rate refunds related to Transco’s increased rates collected since the new rates became effective in March 2019. (See Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)

As of June 30, 2020, we had a working capital deficit of $100 million, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	June 30, 2020
(Millions)
Cash and cash equivalents	$1,133
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$5,633

(1)
In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of June 30, 2020. Through June 30, 2020, the highest amount outstanding under our commercial paper program and credit facility during 2020 was $1.7 billion. At June 30, 2020, we were in compliance with the financial covenants associated with our credit facility.

Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5 percent from the previous quarterly cash dividends of $0.38 per share paid in each quarter of 2019, to $0.40 per share for the quarterly cash dividends paid in March and June 2020.
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
In May 2020, Fitch Ratings changed its Outlook from Rating Watch Positive to Stable.
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

Management’s Discussion and Analysis (Continued)

Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2020	2019
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,930	$1,844
Proceeds from long-term debt	Financing	2,196	20
Proceeds from credit-facility borrowings	Financing	1,700	700
Proceeds from sale of partial interest in consolidated subsidiary (see Note 2)	Financing	—	1,330
Proceeds from dispositions of equity-method investments (see Note 5)	Investing	—	485

Uses of cash and cash equivalents:
Payments on credit-facility borrowings	Financing	(1,700)	(860)
Payments of long-term debt	Financing	(1,526)	(8)
Common dividends paid	Financing	(971)	(921)
Capital expenditures	Investing	(613)	(919)
Dividends and distributions paid to noncontrolling interests	Financing	(98)	(68)
Purchases of and contributions to equity-method investments	Investing	(66)	(242)
Purchases of businesses, net of cash acquired (see Note 2)	Investing	—	(727)

Other sources / (uses) – net	Financing and Investing	(8)	4
Increase (decrease) in cash and cash equivalents		$844	$638
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on disposition of equity-method investments, Impairment of goodwill, Impairment of equity-method investments, and Impairment of certain assets. Our Net cash provided (used) by operating activities for the six months ended June 30, 2020, increased from the same period in 2019 primarily due to higher operating income (excluding noncash items as previously discussed) in 2020 partially offset by the absence of an income tax refund that was received in 2019.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments which are disclosed in Note 4 – Variable Interest Entities, Note 12 – Fair Value Measurements and Guarantees, and Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except as they were supplemented or modified pursuant to Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
Certificate of Designations of Series B Preferred Stock of The Williams Companies, Inc. (filed on July 17, 2018 as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
Certificate of Designations of Series C Participating Preferred Stock of The Williams Companies, Inc. (filed on March 20, 2020 as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8‑K (File No. 001-04174) and incorporated herein by reference).

4.1	—
Rights Agreement, dated as of March 20, 2020, between The Williams Companies, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes for Form of Certificate of Designation of Series C Participating Cumulative Preferred Stock of The Williams Companies, Inc. as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Rights Certificate as Exhibit C (filed on March 20, 2020 as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8‑K (File No. 001-04174) and incorporated herein by reference).

4.2	—
Indenture, dated as of May 8, 2020, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 8, 2020 as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.3	—
Third Supplemental Indenture, dated as of May 14, 2020, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 14, 2020 as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.1	—
Registration Rights Agreement, dated May 8, 2020, among Transcontinental Gas Pipe Line Company, LLC and the initial purchasers listed therein (filed on May 8, 2020 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

31.1*	—
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S‑K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ John D. Porter
John D. Porter
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 3, 2020