Form 10-Q
period 2020-09-30
WILLIAMS COMPANIES, INC.
filed 2020-11-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 29, 2020
Common Stock, $1.00 par value	1,213,585,717

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

All statements, other than statements of historical facts, included in this report that address activities, events, or developments that we expect, believe, or anticipate will exist or may occur in the future are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will,” “assumes,” “guidance,” “outlook,” “in-service date,” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•Levels of dividends to Williams stockholders;

•Future credit ratings of Williams and its affiliates;

•Amounts and nature of future capital expenditures;

•Expansion and growth of our business and operations;

•Expected in-service dates for capital projects;

•Financial condition and liquidity;

•Business strategy;

•Cash flow from operations or results of operations;

•Seasonality of certain business components;

•Natural gas, natural gas liquids, and crude oil prices, supply, and demand;

•Demand for our services;

•The impact of the novel coronavirus (COVID-19) pandemic.

Forward-looking statements are based on numerous assumptions, uncertainties, and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•Availability of supplies, market demand, and volatility of prices;

•Development and rate of adoption of alternative energy sources;

•The impact of existing and future laws and regulations, the regulatory environment, environmental liabilities, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;

•Our exposure to the credit risk of our customers and counterparties;

•Our ability to acquire new businesses and assets and successfully integrate those operations and assets into existing businesses as well as successfully expand our facilities, and to consummate asset sales on acceptable terms;

•Whether we are able to successfully identify, evaluate, and timely execute our capital projects and investment opportunities;

•The strength and financial resources of our competitors and the effects of competition;

•The amount of cash distributions from and capital requirements of our investments and joint ventures in which we participate;

•Whether we will be able to effectively execute our financing plan;

•Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance practices;

•The physical and financial risks associated with climate change;

•The impacts of operational and developmental hazards and unforeseen interruptions;

•The risks resulting from outbreaks or other public health crises, including COVID-19;

•Risks associated with weather and natural phenomena, including climate conditions and physical damage to our facilities;

•Acts of terrorism, cybersecurity incidents, and related disruptions;

•Our costs and funding obligations for defined benefit pension plans and other postretirement benefit plans;

•Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction-related inputs, including skilled labor;

•Inflation, interest rates, and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on customers and suppliers);

•Risks related to financing, including restrictions stemming from debt agreements, future changes in credit ratings as determined by nationally recognized credit rating agencies, and the availability and cost of capital;

•The ability of the members of the Organization of Petroleum Exporting Countries and other oil exporting nations to agree to and maintain oil price and production controls and the impact on domestic production;

•Changes in the current geopolitical situation;

•Whether we are able to pay current and expected levels of dividends;

•Additional risks described in our filings with the Securities and Exchange Commission (SEC).

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

Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2020, we account for as equity-method investments, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,479	$1,495	$4,399	$4,424
Service revenues – commodity consideration	40	38	93	158
Product sales	414	466	1,135	1,512
Total revenues	1,933	1,999	5,627	6,094
Costs and expenses:
Product costs	380	434	1,047	1,442
Processing commodity expenses	21	19	49	83
Operating and maintenance expenses	336	364	993	1,091
Depreciation and amortization expenses	426	435	1,285	1,275
Selling, general, and administrative expenses	114	130	354	410
Impairment of certain assets (Note 12)	—	—	—	76
Impairment of goodwill (Note 12)	—	—	187	—
Other (income) expense – net	15	(11)	28	30
Total costs and expenses	1,292	1,371	3,943	4,407
Operating income (loss)	641	628	1,684	1,687
Equity earnings (losses) (Note 5)	106	93	236	260
Impairment of equity-method investments (Note 12)	—	(114)	(938)	(186)
Other investing income (loss) – net (Note 5)	2	7	6	132
Interest incurred	(298)	(303)	(898)	(915)
Interest capitalized	6	7	16	27
Other income (expense) – net	(23)	1	(14)	19
Income (loss) before income taxes	434	319	92	1,024
Provision (benefit) for income taxes	111	77	24	244
Net income (loss)	323	242	68	780
Less: Net income (loss) attributable to noncontrolling interests	14	21	(27)	54
Net income (loss) attributable to The Williams Companies, Inc.	309	221	95	726
Preferred stock dividends	1	1	2	2
Net income (loss) available to common stockholders	$308	$220	$93	$724
Basic earnings (loss) per common share:
Net income (loss)	$.25	$.18	$.08	$.60
Weighted-average shares (thousands)	1,213,912	1,212,270	1,213,512	1,211,938
Diluted earnings (loss) per common share:
Net income (loss)	$.25	$.18	$.08	$.60
Weighted-average shares (thousands)	1,215,335	1,214,165	1,214,757	1,213,943

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Net income (loss)	$323	$242	$68	$780
Other comprehensive income (loss):
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of ($4) and ($7) in 2020 and $1 and $1 in 2019	11	(5)	20	(5)
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) and ($6) in 2020 and $— and ($3) in 2019	5	4	19	9
Other comprehensive income (loss)	16	(1)	39	4
Comprehensive income (loss)	339	241	107	784
Less: Comprehensive income (loss) attributable to noncontrolling interests	14	21	(27)	54
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$325	$220	$134	$730
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2020	December 31, 2019
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70	$289
Trade accounts and other receivables	1,021	1,002
Allowance for doubtful accounts	(10)	(6)
Trade accounts and other receivables – net	1,011	996
Inventories	157	125
Other current assets and deferred charges	165	170
Total current assets	1,403	1,580
Investments	5,176	6,235
Property, plant, and equipment	42,384	41,510
Accumulated depreciation and amortization	(13,277)	(12,310)
Property, plant, and equipment – net	29,107	29,200
Intangible assets – net of accumulated amortization	7,531	7,959
Regulatory assets, deferred charges, and other	1,103	1,066
Total assets	$44,320	$46,040
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$464	$552
Accrued liabilities	965	1,276
Commercial paper	40	—
Long-term debt due within one year	392	2,140
Total current liabilities	1,861	3,968
Long-term debt	21,951	20,148
Deferred income tax liabilities	1,846	1,782
Regulatory liabilities, deferred income, and other	3,764	3,778
Contingent liabilities (Note 13)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2020 and December 31, 2019; 1,248 million shares issued at September 30, 2020 and 1,247 million shares issued at December 31, 2019)	1,248	1,247
Capital in excess of par value	24,359	24,323
Retained deficit	(12,376)	(11,002)
Accumulated other comprehensive income (loss)	(160)	(199)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	12,065	13,363
Noncontrolling interests in consolidated subsidiaries	2,833	3,001
Total equity	14,898	16,364
Total liabilities and equity	$44,320	$46,040

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – June 30, 2020	$35	$1,248	$24,343	$(12,197)	$(176)	$(1,041)	$12,212	$2,868	$15,080
Net income (loss)	—	—	—	309	—	—	309	14	323
Other comprehensive income (loss)	—	—	—	—	16	—	16	—	16
Cash dividends – common stock ($0.40 per share)	—	—	—	(485)	—	—	(485)	—	(485)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Stock-based compensation and related common stock issuances, net of tax	—	—	16	—	—	—	16	—	16
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
Other	—	—	—	(3)	—	—	(3)	(1)	(4)
Net increase (decrease) in equity	—	—	16	(179)	16	—	(147)	(35)	(182)
Balance – September 30, 2020	$35	$1,248	$24,359	$(12,376)	$(160)	$(1,041)	$12,065	$2,833	$14,898

Balance – June 30, 2019	$35	$1,246	$24,296	$(10,423)	$(265)	$(1,041)	$13,848	$3,233	$17,081
Net income (loss)	—	—	—	221	—	—	221	21	242
Other comprehensive income (loss)	—	—	—	—	(1)	—	(1)	—	(1)
Cash dividends – common stock ($0.38 per share)	—	—	—	(461)	—	—	(461)	—	(461)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(18)	(18)
Stock-based compensation and related common stock issuances, net of tax	—	1	16	—	—	—	17	—	17
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(1)	—	—	—	(1)	2	1
Other	—	—	(1)	(1)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	1	14	(241)	(1)	—	(227)	5	(222)
Balance – September 30, 2019	$35	$1,247	$24,310	$(10,664)	$(266)	$(1,041)	$13,621	$3,238	$16,859

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	95	—	—	95	(27)	68
Other comprehensive income (loss)	—	—	—	—	39	—	39	—	39
Cash dividends – common stock ($1.20 per share)	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Stock-based compensation and related common stock issuances, net of tax	—	1	36	—	—	—	37	—	37
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Other	—	—	—	(13)	—	—	(13)	1	(12)
Net increase (decrease) in equity	—	1	36	(1,374)	39	—	(1,298)	(168)	(1,466)
Balance – September 30, 2020	$35	$1,248	$24,359	$(12,376)	$(160)	$(1,041)	$12,065	$2,833	$14,898

Balance – December 31, 2018	$35	$1,245	$24,693	$(10,002)	$(270)	$(1,041)	$14,660	$1,337	$15,997
Net income (loss)	—	—	—	726	—	—	726	54	780
Other comprehensive income (loss)	—	—	—	—	4	—	4	—	4
Cash dividends – common stock ($1.14 per share)	—	—	—	(1,382)	—	—	(1,382)	—	(1,382)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(86)	(86)
Stock-based compensation and related common stock issuances, net of tax	—	2	43	—	—	—	45	—	45
Sale of partial interest in consolidated subsidiary (Note 2)	—	—	—	—	—	—	—	1,333	1,333
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	(426)	—	—	—	(426)	568	142
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32	32
Other	—	—	—	(6)	—	—	(6)	—	(6)
Net increase (decrease) in equity	—	2	(383)	(662)	4	—	(1,039)	1,901	862
Balance – September 30, 2019	$35	$1,247	$24,310	$(10,664)	$(266)	$(1,041)	$13,621	$3,238	$16,859

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$68	$780
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,285	1,275
Provision (benefit) for deferred income taxes	52	268
Equity (earnings) losses	(236)	(260)
Distributions from unconsolidated affiliates	466	458
Gain on disposition of equity-method investments (Note 5)	—	(122)
Impairment of goodwill (Note 12)	187	—
Impairment of equity-method investments (Note 12)	938	186
Impairment of certain assets (Note 12)	—	76
Amortization of stock-based awards	39	44
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(18)	159
Inventories	(33)	7
Other current assets and deferred charges	(15)	(10)
Accounts payable	(77)	(76)
Accrued liabilities	(286)	76
Other, including changes in noncurrent assets and liabilities	12	(159)
Net cash provided (used) by operating activities	2,382	2,702
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	40	(4)
Proceeds from long-term debt	3,898	736
Payments of long-term debt	(3,836)	(904)
Proceeds from issuance of common stock	9	10
Proceeds from sale of partial interest in consolidated subsidiary (Note 2)	—	1,330
Common dividends paid	(1,456)	(1,382)
Dividends and distributions paid to noncontrolling interests	(147)	(86)
Contributions from noncontrolling interests	5	32
Payments for debt issuance costs	(20)	—
Other – net	(12)	(11)
Net cash provided (used) by financing activities	(1,519)	(279)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(938)	(1,705)
Dispositions – net	(30)	(32)
Contributions in aid of construction	27	25
Purchases of businesses, net of cash acquired (Note 2)	—	(728)
Proceeds from dispositions of equity-method investments (Note 5)	—	485
Purchases of and contributions to equity-method investments	(150)	(361)
Other – net	9	(28)
Net cash provided (used) by investing activities	(1,082)	(2,344)
Increase (decrease) in cash and cash equivalents	(219)	79
Cash and cash equivalents at beginning of year	289	168
Cash and cash equivalents at end of period	$70	$247
_____________
(1) Increases to property, plant, and equipment	$(912)	$(1,707)
Changes in related accounts payable and accrued liabilities	(26)	2
Capital expenditures	$(938)	$(1,705)

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
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale (Appalachia Midstream Investments).

Notes (Continued)

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
Basis of Presentation
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and other identifiable intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable. It is reasonably possible that future strategic decisions, including transactions such as monetizing non-core assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, including effects of financial distress caused by financial and commodity market declines or unfavorable developments in ongoing bankruptcy proceedings, could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
Customer bankruptcy
In June 2020, our customer, Chesapeake Energy Corporation (Chesapeake), announced that it had voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. We provide midstream services, including wellhead gathering, for the natural gas that Chesapeake and its joint interest owners produce, primarily in the Eagle Ford Shale, Haynesville Shale, and Marcellus Shale regions (through Appalachia Midstream Investments). In 2019, Chesapeake accounted for approximately 6 percent of our consolidated revenues. As of September 30, 2020, trade accounts receivable due from Chesapeake include $88 million related to services provided prior to Chesapeake’s bankruptcy filing. The remaining trade accounts receivable due from Chesapeake are current.
We have evaluated these receivables from Chesapeake and our related asset groups and investments involved in providing services to Chesapeake and determined that no expected credit losses or impairment charges are required to be recognized at this time. This evaluation considered the physical nature of our services in these basins, where we gather at the wellhead and are critical to Chesapeake’s ability to move product to market, along with an assessed low likelihood of contract rejection, noting that to date Chesapeake has not attempted to reject any of our contracts. Chesapeake also received initial limited approval to continue paying for services such as those we provide. We also considered our prior experiences with customer bankruptcies, where receivables were ultimately collectible even if the timing of collections was impacted. Future developments in Chesapeake’s ongoing bankruptcy proceedings could affect our assumptions and conclusions regarding credit losses and impairment charges.
Northeast Supply Enhancement
As of September 30, 2020, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $215 million of capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.
The customer precedent agreements for the Northeast Supply Enhancement project remain in effect and the project’s Federal Energy Regulatory Commission (FERC) certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus, no

Notes (Continued)

impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.
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
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Financial assets from our natural gas transmission business and gathering and transportation business are segregated into separate pools for evaluation due to different counterparty risks inherent in each business. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as separate pools or the need for additional pools. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years, which included periods of both high and low commodity prices. Commodity prices could have a significant impact on a portion of our gathering and processing counterparties’ financial health and ability to satisfy current liabilities. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity. In addition, our expected credit loss estimate considered potential contractual, physical, and commercial protections and outcomes in the case of a counterparty bankruptcy. The physical location and nature of our services help to mitigate collectability concerns of our gathering and processing producer customers. Our gathering lines are physically connected to the wellhead and may be located in areas with limited service provider options, making them very costly to replicate by other providers. As such, our gathering assets play a critical role in our customers’ ability to generate operating cash flows. Commodity price movements generally do not impact the majority of our natural gas transmission businesses customers’ financial condition.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Excluding previously discussed trade accounts receivable due from Chesapeake related to services provided prior to Chesapeake’s bankruptcy filing, we do not have a material amount of past due receivables at September 30, 2020.
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

Notes (Continued)

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
The goodwill recognized in the UEOM acquisition of $187 million (includes a $1 million adjustment recorded in the first quarter of 2020) was impaired during the first quarter of 2020. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Income (see Note 12 – Fair Value Measurements and Guarantees).

Notes (Continued)

Note 3 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$600	$111	$—	$—	$—	$—	$(3)	$708
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	85	332	288	—	(17)	688
Commodity consideration	—	—	6	2	32	—	—	40
Other	3	—	3	41	20	—	(2)	65
Total service revenues	603	111	94	375	340	—	(22)	1,501
Product sales:
NGL and natural gas	21	—	26	12	394	—	(36)	417
Total revenues from contracts with customers	624	111	120	387	734	—	(58)	1,918
Other revenues (1)	2	—	3	6	—	8	(4)	15
Total revenues	$626	$111	$123	$393	$734	$8	$(62)	$1,933

Three Months Ended September 30, 2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$601	$111	$—	$—	$—	$—	$(2)	$710
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	117	310	308	—	(19)	716
Commodity consideration	—	—	7	1	30	—	—	38
Other	—	—	8	38	12	—	(5)	53
Total service revenues	601	111	132	349	350	—	(26)	1,517
Product sales:
NGL and natural gas	41	—	34	30	391	—	(28)	468
Total revenues from contracts with customers	642	111	166	379	741	—	(54)	1,985
Other revenues (1)	3	—	2	5	—	7	(3)	14
Total revenues	$645	$111	$168	$384	$741	$7	$(57)	$1,999

Notes (Continued)

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,796	$336	$—	$—	$—	$—	$(6)	$2,126
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	262	952	884	—	(58)	2,040
Commodity consideration	—	—	14	5	74	—	—	93
Other	8	—	19	123	46	—	(11)	185
Total service revenues	1,804	336	295	1,080	1,004	—	(75)	4,444
Product sales:
NGL and natural gas	61	—	75	42	1,056	—	(96)	1,138
Total revenues from contracts with customers	1,865	336	370	1,122	2,060	—	(171)	5,582
Other revenues (1)	4	—	6	16	5	25	(11)	45
Total revenues	$1,869	$336	$376	$1,138	$2,065	$25	$(182)	$5,627

Nine Months Ended September 30, 2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,736	$335	$—	$—	$—	$—	$(4)	$2,067
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	366	840	1,007	—	(54)	2,159
Commodity consideration	—	—	33	9	116	—	—	158
Other	1	—	21	104	32	—	(12)	146
Total service revenues	1,737	335	420	953	1,155	—	(70)	4,530
Product sales:
NGL and natural gas	88	—	140	114	1,300	—	(132)	1,510
Total revenues from contracts with customers	1,825	335	560	1,067	2,455	—	(202)	6,040
Other revenues (1)	8	—	6	15	12	22	(9)	54
Total revenues	$1,833	$335	$566	$1,082	$2,467	$22	$(211)	$6,094
______________________________
(1)Revenues not within the scope of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in our Consolidated Statement of Income, and amounts associated with our derivative contracts, which are reported in Product sales in our Consolidated Statement of Income.

Notes (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Balance at beginning of period	$30	$17	$8	$4
Revenue recognized in excess of amounts invoiced	36	14	105	53
Minimum volume commitments invoiced	(24)	—	(71)	(26)
Balance at end of period	$42	$31	$42	$31
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Balance at beginning of period	$1,203	$1,331	$1,215	$1,397
Payments received and deferred	14	12	116	138
Significant financing component	3	3	8	10
Recognized in revenue	(50)	(77)	(169)	(276)
Balance at end of period	$1,170	$1,269	$1,170	$1,269
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2020, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2020, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2020 (remainder)	$45	$840
2021	72	3,315
2022	69	3,145
2023	54	2,811
2024	52	2,301
Thereafter	878	18,178
Total	$1,170	$30,590
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	September 30, 2020	December 31, 2019
	(Millions)
Accounts receivable related to revenues from contracts with customers	$868	$890
Other accounts receivable	143	106
Total reflected in Trade accounts and other receivables – net	$1,011	$996
Note 4 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2020, we consolidate the following VIEs:
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
Gulfstar One
We own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating production system, Gulfstar FPS, and associated pipelines that provide production handling and gathering services in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance.
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

Notes (Continued)

The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	September 30, 2020	December 31, 2019
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$62	$102
Trade accounts and other receivables – net	150	167
Other current assets and deferred charges	6	5
Property, plant, and equipment – net	5,562	5,745
Intangible assets – net of accumulated amortization	2,404	2,669
Regulatory assets, deferred charges, and other	12	13
Accounts payable	(27)	(58)
Accrued liabilities	(36)	(66)
Regulatory liabilities, deferred income, and other	(287)	(283)

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
Note 5 – Investing Activities
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Gain on disposition of equity-method investments (1)	$—	$—	$—	$122
Other	2	7	6	10
Other investing income (loss) – net	$2	$7	$6	$132
_______________
(1)    In April 2019, we sold our 50 percent equity-method interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million.
Impairment of Equity-Method Investments
See Note 12 – Fair Value Measurements and Guarantees for information regarding impairments of our equity-method investments.

Notes (Continued)

Impairment of RMM Goodwill
Equity earnings (losses) for the nine months ended September 30, 2020, includes a $78 million loss associated with the first-quarter 2020 full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement.
Note 6 – Other Accruals
Operating and maintenance expenses for the three and nine months ended September 30, 2019, reflect charges of $7 million and $30 million, respectively, and Selling, general, and administrative expenses for the three and nine months ended September 30, 2019, reflect charges of $3 million and $23 million, respectively, for estimated severance and related costs, primarily associated with a voluntary separation program. The severance and related costs by segment for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
	(Millions)
Transmission & Gulf of Mexico	$14	$36
Northeast G&P	(3)	7
West	(1)	10
Total	$10	$53

Note 7 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Current:
Federal	$—	$(10)	$(28)	$(25)
State	—	—	—	—
Foreign	—	1	—	1
	—	(9)	(28)	(24)
Deferred:
Federal	97	73	56	225
State	14	13	(4)	43
	111	86	52	268
Provision (benefit) for income taxes	$111	$77	$24	$244
The effective income tax rates for the total provision (benefit) for the three and nine months ended September 30, 2020 and 2019 are greater than the federal statutory rate, primarily due to the effect of state income taxes.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

Notes (Continued)

Note 8 – Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$308	$220	$93	$724
Basic weighted-average shares	1,213,912	1,212,270	1,213,512	1,211,938
Effect of dilutive securities:
Nonvested restricted stock units	1,423	1,790	1,241	1,809
Stock options	—	105	4	196
Diluted weighted-average shares	1,215,335	1,214,165	1,214,757	1,213,943
Earnings (loss) per common share:
Basic	$.25	$.18	$.08	$.60
Diluted	$.25	$.18	$.08	$.60
Note 9 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$8	$11	$23	$33
Interest cost	9	13	28	38
Expected return on plan assets	(13)	(15)	(40)	(46)
Amortization of net actuarial loss	5	3	16	11
Net actuarial loss from settlements	1	1	9	1
Net periodic benefit cost (credit)	$10	$13	$36	$37

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$1	$1
Interest cost	2	2	5	6
Expected return on plan assets	(3)	(3)	(8)	(8)
Reclassification to regulatory liability	—	—	1	1
Net periodic benefit cost (credit)	$—	$—	$(1)	$—
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income.
During the nine months ended September 30, 2020, we contributed $12 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of

Notes (Continued)

approximately $2 million to our pension plans and approximately $1 million to our other postretirement benefit plans in the remainder of 2020.
Note 10 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On August 17, 2020, we retired $600 million of 4.125 percent senior unsecured notes that were due November 15, 2020.
On May 14, 2020, we completed a public offering of $1 billion of 3.5 percent senior unsecured notes due 2030.
On May 8, 2020, Transco issued $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured notes due 2050 to investors in a private debt placement. As part of the issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. Transco is required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If Transco fails to fulfill these obligations, additional interest will accrue on the affected securities. The rate of additional interest will be 0.25 percent per annum on the principal amount of the affected securities for the first 90-day period immediately following the occurrence of a registration default, increasing by an additional 0.25 percent per annum with respect to each subsequent 90-day period thereafter, up to a maximum amount for all such registration defaults of 0.5 percent annually. Following the cure of any registration defaults, the accrual of additional interest will cease.
We retired $1.5 billion of 5.25 percent senior unsecured notes that matured on March 15, 2020.
We retired $14 million of 8.75 percent senior unsecured notes that matured on January 15, 2020.
Commercial Paper Program
At September 30, 2020, $40 million of Commercial paper was outstanding under our $4 billion commercial paper program with a weighted average interest rate of 0.35 percent.
Credit Facilities

	September 30, 2020
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		15

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Note 11 – Stockholders’ Equity
Stockholder Rights Agreement
On March 19, 2020, our board of directors approved the adoption of a limited duration stockholder rights agreement (Rights Agreement) and declared a distribution of one preferred stock purchase right for each outstanding share of common stock. The Rights Agreement is intended to protect the interests of us and our stockholders by reducing the likelihood of another party gaining control of or significant influence over us without paying an

Notes (Continued)

appropriate premium considering recent volatile markets. Each preferred stock purchase right represents the right to purchase, upon certain terms and conditions, one one-thousandth (.001) of a share of Series C Participating Cumulative Preferred Stock, $1.00 par value per share. Each one-thousandth (.001) of a share of Series C Participating Cumulative Preferred Stock, if issued, would have rights similar to one share of our common stock. The distribution of preferred stock purchase rights occurred on March 30, 2020, to holders of record as of the close of business on that date. The Rights Agreement expires on March 20, 2021. Please see our Current Report on Form 8-K dated March 20, 2020, for additional details of the Rights Agreement.
On August 27, 2020, a purported shareholder filed a putative class action lawsuit in the Delaware Court of Chancery challenging the Rights Agreement. The plaintiff alleges that the individual members of our board of directors breached their fiduciary duties by adopting the Rights Agreement. The complaint seeks declaratory relief, an injunction against the agreement, and an award of attorneys’ fees and costs, which are not expected to be material. On September 3, 2020, a purported shareholder filed a separate putative class action lawsuit in the Delaware Court of Chancery, asserting identical claims to the August 27, 2020 lawsuit. The court consolidated the lawsuits, and trial is scheduled to begin January 11, 2021.
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2019	$(2)	$(1)	$(196)	$(199)
Other comprehensive income (loss) before reclassifications	—	—	20	20
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	19	19
Other comprehensive income (loss)	—	—	39	39
Balance at September 30, 2020	$(2)	$(1)	$(157)	$(160)
Reclassifications out of AOCI are presented in the following table by component for the nine months ended September 30, 2020:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	$25	Other income (expense) – net below Operating income (loss)
Income tax benefit	(6)	Provision (benefit) for income taxes
Reclassifications during the period	$19

Notes (Continued)

Note 12 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our significant financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, margin deposits, commercial paper, and accounts payable approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2020:
Measured on a recurring basis:
ARO Trust investments	$220	$220	$220	$—	$—
Additional disclosures:
Long-term debt, including current portion	(22,343)	(26,000)	—	(26,000)	—
Guarantees	(41)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$201	$201	$201	$—	$—
Additional disclosures:
Long-term debt, including current portion	(22,288)	(25,319)	—	(25,319)	—
Guarantees	(41)	(27)	—	(11)	(16)
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

Notes (Continued)

To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $27 million at September 30, 2020. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

The assessment considered the total fair value of the businesses within the Northeast G&P reporting unit, which was determined using income and market approaches. We utilized internally developed industry weighted-average discount rates and estimates of valuation multiples of comparable publicly traded gathering and processing companies. In assessing the fair value as of the March 31, 2020 measurement date, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA (earnings before interest, taxes, depreciation, and amortization) market multiples as compared with recent history and significantly higher industry weighted-average discount rates. The fair value of the reporting unit was further reconciled to our estimated total enterprise value as of March 31, 2020, which considered observable valuation multiples of comparable publicly traded companies applied to each distinct business including the Northeast G&P reporting unit. This assessment indicated that the estimated fair value of the Northeast G&P reporting unit was below its carrying value, including goodwill. As a result of this Level 3 measurement, we recognized a full impairment charge of $187 million as of March 31, 2020, in Impairment of goodwill in the Consolidated Statement of Income. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Income (see Note 2 – Acquisitions).

Notes (Continued)

The following table presents impairments of assets and equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy, except as specifically noted.

				Impairments
				Nine Months Ended September 30,
	Segment	Date of Measurement	Fair Value	2020	2019
			(Millions)
Impairment of certain assets:
Certain gathering assets (1)	West	June 30, 2019	$40		$59
Certain idle gathering assets (2)	West	March 31, 2019	—		12
Other impairments and write-downs					5
Impairment of certain assets					$76
Impairment of equity-method investments:
RMM (3)	West	March 31, 2020	$557	$243
Brazos Permian II (3)	West	March 31, 2020	—	193
Caiman II (4)	Northeast G&P	March 31, 2020	191	229
Appalachia Midstream Investments (4)	Northeast G&P	March 31, 2020	2,700	127
Aux Sable (4)	Northeast G&P	March 31, 2020	7	39
Laurel Mountain (4)	Northeast G&P	March 31, 2020	236	10
Discovery (4)	Transmission & Gulf of Mexico	March 31, 2020	367	97
Laurel Mountain (5)	Northeast G&P	September 30, 2019	242		$79
Appalachia Midstream Investments (6)	Northeast G&P	September 30, 2019	102		17
Pennant (7)	Northeast G&P	August 31, 2019	11		17
UEOM (8)	Northeast G&P	March 17, 2019	1,210		74
Other				—	(1)
Impairment of equity-method investments				$938	$186
_______________
(1)Relates to a gas gathering system in the Eagle Ford Shale region with expected declines in asset utilization and possible idling of the gathering system. The estimated fair value of the Property, plant, and equipment – net was determined using a market approach which incorporated indications of interest from third parties.

(2)Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value.

(3)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The fair value was measured using an income approach. Both investees operate in primarily oil-driven basins where significant expected reductions in producer activities led to reduced estimates of expected future cash flows. Our fair value estimates also reflected discount rates of approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. The industry weighted-average discount rates utilized were significantly influenced by the recent market declines previously discussed.

Notes (Continued)

(4)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in Caiman II and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments, including gathering systems that are part of Appalachia Midstream Investments, were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the recent market declines previously discussed.

(5)Relates to a gas gathering system in the Marcellus region that was adversely impacted by lower sustained forward natural gas price expectations and changes in expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 10.2 percent in our analysis.

(6)Relates to a certain gathering system held in Appalachia Midstream Investments that was adversely impacted by changes in the timing of expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 9.0 percent in our analysis.

(7)The estimated fair value of Pennant Midstream, LLC (Pennant) was determined by a market approach based on recent observable third-party transactions. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.

(8)The estimated fair value was determined by a market approach based on the transaction price for the purchase of the remaining interest in UEOM as finalized just prior to the signing and closing of the acquisition in March 2019 (see Note 2 – Acquisitions). These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.
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

Notes (Continued)

fairness hearing on the settlement occurred August 5, 2019, and a final judgment of dismissal with prejudice was entered the same day.
Two putative class actions remain unresolved, and they have been remanded to their originally filed court, the Wisconsin federal district court. Trial is scheduled to begin June 14, 2021.
Because of the uncertainty around the remaining unresolved issues, we cannot reasonably estimate a range of potential exposure at this time. However, it is reasonably possible that the ultimate resolution of these actions and our related indemnification obligation could result in a potential loss that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter and, as a result, have exposure to future developments.
Alaska Refinery Contamination Litigation
We are involved in litigation arising from our ownership and operation of the North Pole Refinery in North Pole, Alaska, from 1980 until 2004, through our wholly owned subsidiaries Williams Alaska Petroleum Inc. (WAPI) and MAPCO Inc. We sold the refinery to Flint Hills Resources Alaska, LLC (FHRA), a subsidiary of Koch Industries, Inc., in 2004. The litigation involves three cases, with filing dates ranging from 2010 to 2014. The actions primarily arise from sulfolane contamination allegedly emanating from the refinery. A putative class action lawsuit was filed by James West in 2010 naming us, WAPI, and FHRA as defendants. We and FHRA filed claims against each other seeking, among other things, contractual indemnification alleging that the other party caused the sulfolane contamination. In 2011, we and FHRA settled the claim with James West. Certain claims by FHRA against us were resolved by the Alaska Supreme Court in our favor. FHRA’s claims against us for contractual indemnification and statutory claims for damages related to off-site sulfolane were remanded to the Alaska Superior Court. The State of Alaska filed its action in March 2014, seeking damages. The City of North Pole (North Pole) filed its lawsuit in November 2014, seeking past and future damages, as well as punitive damages. Both we and WAPI asserted counterclaims against the State of Alaska and North Pole, and cross-claims against FHRA. FHRA has also filed cross-claims against us.
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

Notes (Continued)

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
On May 13, 2016, we filed a separate complaint in Delaware Chancery Court against Energy Transfer, LE GP, LLC and the other Energy Transfer affiliates that are parties to the ETE Merger Agreement, alleging material breaches of the ETE Merger Agreement for failing to cooperate and use necessary efforts to obtain a tax opinion required under the ETE Merger Agreement (Tax Opinion) and for otherwise failing to use necessary efforts to consummate the merger under the ETE Merger Agreement wherein we would be merged with and into the newly formed Energy Transfer Corp LP (ETC) (ETC Merger). The suit sought, among other things, a declaratory judgment and injunction preventing Energy Transfer from terminating or otherwise avoiding its obligations under the ETE Merger Agreement due to any failure to obtain the Tax Opinion.
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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery had scheduled trial for May 20 through May 24, 2019; the court struck this setting and reset the trial for June 8 through June 11, and June 15, 2020. Due to COVID-19, the court struck the June 2020 setting and re-scheduled the trial for August 31 through September 4, 2020; this setting was also struck as a result of COVID-19. Trial has been reset for December 14 through December 18, 2020.

Notes (Continued)

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
Other
On August 31, 2018, Transco submitted to the FERC a general rate filing principally designed to recover increased costs and to comply with the terms of the settlement in its prior rate proceeding. The new rates became effective March 1, 2019, subject to refund and the outcome of a hearing. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. On March 24, 2020, the FERC issued an order approving the uncontested rate case settlement, which became effective on June 1, 2020. Rate refunds related to the increased rates collected prior to the effective date of the settlement were paid on July 1, 2020.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2020, we have accrued liabilities totaling $34 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At September 30, 2020, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

Notes (Continued)

Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2020, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2020, we have accrued liabilities totaling $8 million for these costs.
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
•Former agricultural fertilizer and chemical operations and former retail petroleum and refining operations;
•Former petroleum products and natural gas pipelines;
•Former petroleum refining facilities;
•Former exploration and production and mining operations;
•Former electricity and natural gas marketing and trading operations.
At September 30, 2020, we have accrued environmental liabilities of $22 million related to these matters.
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
At September 30, 2020, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
In addition to the foregoing, various other proceedings are pending against us that are incidental to our operations, none of which are expected to be material to our expected future annual results of operations, liquidity, and financial position.
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
•This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.

Notes (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Income and Total assets by reportable segment.

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2020
Segment revenues:
Service revenues
External	$797	$366	$311	$5	$—	$1,479
Internal	10	13	—	3	(26)	—
Total service revenues	807	379	311	8	(26)	1,479
Total service revenues – commodity consideration	6	2	32	—	—	40
Product sales
External	34	2	378	—	—	414
Internal	12	10	13	—	(35)	—
Total product sales	46	12	391	—	(35)	414
Total revenues	$859	$393	$734	$8	$(61)	$1,933

Three Months Ended September 30, 2019
Segment revenues:
Service revenues
External	$829	$340	$322	$4	$—	$1,495
Internal	13	13	—	3	(29)	—
Total service revenues	842	353	322	7	(29)	1,495
Total service revenues – commodity consideration	7	1	30	—	—	38
Product sales
External	66	22	378	—	—	466
Internal	10	8	11	—	(29)	—
Total product sales	76	30	389	—	(29)	466
Total revenues	$925	$384	$741	$7	$(58)	$1,999

Nine Months Ended September 30, 2020
Segment revenues:
Service revenues
External	$2,394	$1,052	$938	$15	$—	$4,399
Internal	37	39	—	10	(86)	—
Total service revenues	2,431	1,091	938	25	(86)	4,399
Total service revenues – commodity consideration	14	5	74	—	—	93
Product sales
External	104	17	1,014	—	—	1,135
Internal	30	25	39	—	(94)	—
Total product sales	134	42	1,053	—	(94)	1,135
Total revenues	$2,579	$1,138	$2,065	$25	$(180)	$5,627

Notes (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
	(Millions)

Nine Months Ended September 30, 2019
Segment revenues:
Service revenues
External	$2,437	$925	$1,049	$13	$—	$4,424
Internal	36	34	—	9	(79)	—
Total service revenues	2,473	959	1,049	22	(79)	4,424
Total service revenues – commodity consideration	33	9	116	—	—	158
Product sales
External	169	87	1,256	—	—	1,512
Internal	57	27	46	—	(130)	—
Total product sales	226	114	1,302	—	(130)	1,512
Total revenues	$2,732	$1,082	$2,467	$22	$(209)	$6,094

September 30, 2020
Total assets	$19,246	$14,526	$10,745	$756	$(953)	$44,320
December 31, 2019
Total assets	$18,796	$15,399	$11,265	$1,151	$(571)	$46,040

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$616	$665	$1,893	$1,891
Northeast G&P	387	345	1,126	947
West	247	245	715	713
Other	(7)	(2)	8	1
	1,243	1,253	3,742	3,552
Accretion expense associated with asset retirement obligations for nonregulated operations	(10)	(8)	(27)	(25)
Depreciation and amortization expenses	(426)	(435)	(1,285)	(1,275)
Impairment of goodwill	—	—	(187)	—
Equity earnings (losses)	106	93	236	260
Impairment of equity-method investments	—	(114)	(938)	(186)
Other investing income (loss) – net	2	7	6	132
Proportional Modified EBITDA of equity-method investments	(189)	(181)	(573)	(546)
Interest expense	(292)	(296)	(882)	(888)
(Provision) benefit for income taxes	(111)	(77)	(24)	(244)
Net income (loss)	$323	$242	$68	$780

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an energy infrastructure company focused on connecting North America’s significant hydrocarbon resource plays to growing markets for natural gas and NGLs through our gas pipeline and midstream businesses. Our operations are located in the United States.
Our interstate natural gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high quality, low cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC and, as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. Rates are established in accordance with the FERC’s ratemaking process. Changes in commodity prices and volumes transported have limited near-term impact on these revenues because the majority of our cost of service is recovered through firm capacity reservation charges in transportation rates.
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable services to our customers. These services include natural gas gathering, processing, treating, and compression, NGL fractionation and transportation, crude oil production handling and transportation, marketing services for NGL, crude oil and natural gas, as well as storage.
Effective January 1, 2020, following an organizational realignment, our interstate natural gas pipeline Northwest Pipeline, which was reported within the West reporting segment throughout 2019, is now managed within the Transmission & Gulf of Mexico reporting segment (previously identified as the Atlantic-Gulf reporting segment). Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West. All remaining business activities as well as corporate activities are included in Other. Our reportable segments are comprised of the following businesses:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco and Northwest Pipeline, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated variable interest entity), which is a proprietary floating production system, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery.
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 58 percent equity-method investment in Caiman II, and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 15 percent interest in Brazos Permian II. West also included our former 50 percent equity-method investment in Jackalope, which was sold in April 2019.
•Other includes minor business activities that are not operating segments, as well as corporate operations.

Management’s Discussion and Analysis (Continued)
Dividends
In September 2020, we paid a regular quarterly dividend of $0.40 per share.
Overview of Nine Months Ended September 30, 2020
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2020, decreased $631 million compared to the nine months ended September 30, 2019, reflecting:
•$752 million increase in Impairment of equity-method investments driven by $938 million of impairments in the first quarter of 2020;
•$187 million of Impairment of goodwill in 2020;
•$122 million decrease due to the absence of a 2019 gain on the sale of our interest in Jackalope;
•A $33 million unfavorable change in Other income (expense) – net;
•A $25 million decrease in service revenues reflecting decreases in deferred revenue recognition at Gulfstar One and in the Barnett, as well as the expiration of the MVC agreement in the Barnett Shale region in 2019, partially offset by revenue growth from our Northeast JV and Transco expansion projects;
•A $24 million decrease in equity earnings, primarily due to our $78 million share of an impairment of goodwill recorded by an equity-method investee in 2020, partially offset by increased contributions from our Northeast G&P investments.
These unfavorable changes were partially offset by:
•A $220 million favorable change in provision for income taxes;
•$98 million of lower Operating and maintenance expenses;
•An $81 million favorable change in Net income (loss) attributable to noncontrolling interests primarily due to the noncontrolling interests’ share of the first-quarter 2020 goodwill impairment charge;
•$76 million increase due to the absence of 2019 Impairment of certain assets;
•$56 million of lower Selling, general, and administrative expenses.
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

Management’s Discussion and Analysis (Continued)
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We are monitoring the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees, and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. We are continuing to monitor developments with respect to the outbreak and note the following:
•Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.
•We believe we have the ability to access the debt market, if necessary, as evidenced by the successful completion of debt offerings during second-quarter 2020, and continue to have significant levels of unused capacity on our revolving credit facility.
•We continue to monitor and adapt our remote working arrangements and limit business-related travel. Implementation of these measures has not required material expenditures or significantly impacted our ability to operate our business.
•Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.
Customer Bankruptcies
In June 2020, our customer Chesapeake announced that it had voluntarily filed for relief under Chapter 11 of the U.S. Bankruptcy Code. We provide midstream services, including wellhead gathering, for the natural gas that Chesapeake and its joint interest owners produce, primarily in the Eagle Ford Shale, Haynesville Shale, and Marcellus Shale regions (through Appalachia Midstream Investments). In 2019, Chesapeake accounted for approximately 6 percent of our consolidated revenues. As of September 30, 2020, trade accounts receivable due from Chesapeake include $88 million related to services provided prior to Chesapeake’s bankruptcy filing. The remaining trade accounts receivable due from Chesapeake are current.
We have evaluated these receivables from Chesapeake and our related asset groups and investments involved in providing services to Chesapeake and determined that no expected credit losses or impairment charges are required to be recognized at this time. This evaluation considered the physical nature of our services in these basins, where we gather at the wellhead and are critical to Chesapeake’s ability to move product to market, along with an assessed low likelihood of contract rejection, noting that to date Chesapeake has not attempted to reject any of our contracts. Chesapeake also received initial limited approval to continue paying for services such as those we provide. We also considered our prior experiences with customer bankruptcies, where receivables were ultimately collectible even if the timing of collections was impacted. Future developments in Chesapeake’s ongoing bankruptcy proceedings could affect our assumptions and conclusions regarding credit losses and impairment charges.
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
Crude Oil Price Decline
During the first several months of 2020, crude oil prices decreased as a result of surplus supply and weakened demand caused by the COVID-19 pandemic. In addition, in early March, Saudi Arabia announced that it would cut export prices and increase production, contributing to a sharp decline in crude oil prices. The significant decline in crude oil prices also impacted NGL prices. While our businesses do not have direct exposure to crude oil prices, the

Management’s Discussion and Analysis (Continued)
combined impacts of the crude oil price decline on our industry and the financial market declines driven by COVID-19 have impacted us as follows:
•The publicly traded price for our common stock (NYSE: WMB) declined significantly in the first quarter of 2020. As a result, our board of directors approved a limited duration shareholder rights agreement. (See Note 11 – Stockholders’ Equity of Notes to the Consolidated Financial Statements.)
•Driven by the decline in our market capitalization and the underlying decrease in fair value of our Northeast G&P reporting unit, we recognized a $187 million impairment of goodwill during the first quarter of 2020. (See Note 12 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements.)
•The same economic conditions impacted the fair value of certain of our equity-method investments, resulting in $938 million of other-than-temporary impairments of these investments in the first quarter of 2020. (See Note 12 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements.)
Considering the decline in crude oil prices, we note the following about our businesses:
•Our interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers and are not exposed to crude oil prices.
•We believe counterparty credit concerns in our gathering and processing business are significantly mitigated by the physical nature of our services, where we gather at the wellhead and are therefore critical to a producer’s ability to move product to market.
•Our on-shore natural gas gathering and processing businesses are substantially focused on gas-directed drilling basins rather than oil, with a broad diversity of basins and customers served. Further, a decline in oil drilling would be expected to result in less associated natural gas production, which could drive more demand for natural gas produced from gas-directed basins we serve.
•Our deepwater transportation business is supported mostly by major oil producers with a long-cycle perspective.
NGL Margins
Per-unit non-ethane margins were approximately 35 percent lower in the first nine months of 2020 compared to the same period in 2019 primarily due to a 30 percent decrease in per-unit non-ethane sales prices, partially offset by 31 percent lower per-unit natural gas feedstock prices.
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
Filing of Rate Case
On August 31, 2018, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2018, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2019, subject to refund and the outcome of a hearing. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2018, as requested by Transco, and were not subject to refund. In March 2019, the FERC accepted our motion to place the rates that

Management’s Discussion and Analysis (Continued)
were suspended by the September 2018 order into effect on March 1, 2019, subject to refund. In October 2019, we reached an agreement on the terms of a settlement with the participants that would resolve all issues in the rate case without the need for a hearing, and on December 31, 2019, we filed a formal stipulation and agreement with the FERC setting forth such terms of settlement. On March 24, 2020, the FERC issued an order approving the uncontested rate case settlement, which became effective on June 1, 2020. Rate refunds related to increased rates collected prior to the effective date of the settlement were paid on July 1, 2020.
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
Our business plan for 2020 includes a continued focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. Many of our producer customers have been impacted by extremely low energy commodity prices, which resulted in a decrease in drilling activity and the temporary shut-in of certain existing production. We are responding by reducing the pace of our capital growth spending in our gathering and processing business and remaining committed to operating cost discipline.
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
In 2020, our operating results are expected to include higher Northeast G&P results associated with higher gathering and processing volumes and the benefit of lower expenses associated with our organizational realignment completed earlier this year as well as other cost-savings initiatives. We also anticipate increases from Transco’s and Northwest Pipeline’s recent expansion projects placed in-service and Transco’s rate settlement, as well as a full year contribution from the Norphlet project in the Eastern Gulf region. These increases will be partially offset by lower deferred revenue amortization related to the West’s Barnett Shale region and Gulfstar One in the Eastern Gulf region. We also expect lower fee revenues in the West, as well as reduced results from the Gulf of Mexico due to loss of production and an increase in repair expenses as a result of several named windstorms.
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
Potential risks and obstacles that could impact the execution of our plan include:
•Continued negative impacts of COVID-19 driving a global recession, which could result in further downturns in financial markets and commodity prices, as well as impact demand for natural gas and related products;

Management’s Discussion and Analysis (Continued)
•Opposition to, and legal regulations affecting, our infrastructure projects, including the risk of delay or denial of permits and approvals needed for our projects;
•Counterparty credit and performance risk, including unexpected developments in ongoing customer bankruptcy proceedings;
•Unexpected significant increases in capital expenditures or delays in capital project execution;
•Unexpected changes in customer drilling and production activities, which could negatively impact gathering and processing volumes;
•Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices, and margins;
•General economic, financial markets, or further industry downturn, including increased interest rates;
•Physical damages to facilities, including damage to offshore facilities by named windstorms;
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 24, 2020, as supplemented by the disclosures in Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets that continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Northeast Supply Enhancement
In May 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. However, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection were denied in May 2020. We have not refiled our applications for those approvals. The project would increase capacity by 400 Mdth/d. See further discussion in Critical Accounting Estimates.
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
Leidy South
In July 2020, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We plan to place up to 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project into service as early as the fourth quarter of

Management’s Discussion and Analysis (Continued)
2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
West
Project Bluestem
We are expanding our presence in the Mid-Continent region through building a 188-mile NGL pipeline from our fractionator near Conway, Kansas, to an interconnection with a third-party NGL pipeline system in Oklahoma, providing us with firm access to Mt. Belvieu pricing. As part of the project, the third-party is constructing a 110-mile pipeline extension of its existing NGL pipeline system that will have an initial capacity of 120 Mbbls/d. The pipeline and extension projects are expected to be in operation by the end of the fourth quarter of 2020. Further, during the first quarter of 2019, we exercised an option to purchase a 20 percent equity interest in a Mt. Belvieu fractionation train developed by the third party, which was placed into service in the first quarter of 2020.
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
As a result, we estimated the fair value of these equity-method investments in accordance with ASC Topic 820, “Fair Value Measurement,” as of the March 31, 2020, measurement date. In assessing the fair value, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA market multiples as compared with recent history, and significantly higher industry weighted-average discount rates. As a result, we determined that there were other-than-temporary declines in the fair value of certain of our equity-method investments, resulting in recognized impairments during the first quarter of 2020 totaling $938 million. (See Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements.) This included impairments of certain of our equity-method investments in our Northeast G&P segment totaling $405 million, primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices, which historically trend with crude oil prices. This total was primarily comprised of impairments of our investment in Caiman II and predominantly wet-gas gathering systems that are part of Appalachia Midstream Investments. We also recognized an impairment of $97 million related to Discovery within the Transmission & Gulf of Mexico segment. We estimated the fair value of these investments as of the March 31, 2020, measurement date utilizing income and market approaches, which were impacted by assumptions reflecting the significant recent market declines previously discussed, such as higher discount rates, ranging from 9.7 percent to 13.5 percent, and lower EBITDA multiples ranging from 5.0x to 6.2x. We also considered any debt held at the investee level, and its impact to fair value. We estimate that a one percentage point increase or decrease in the discount rates used would increase these recognized impairments by approximately $197 million or decrease the level of these recognized impairments by approximately $121 million and a 0.5x increase or decrease in the EBITDA multiples assumed would decrease or increase the level of impairments recognized by approximately $48 million.
During the first quarter of 2020 we also recognized $436 million of impairments within our West segment related to our investments in RMM and Brazos Permian II, measured using an income approach. Both investees

Management’s Discussion and Analysis (Continued)
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
Judgments and assumptions are inherent in our estimates of future cash flows, discount rates, and market measures utilized. The use of alternate judgments and assumptions could result in a different calculation of fair value, which could ultimately result in the recognition of a different impairment charge in the consolidated financial statements, potentially including impairments for investments that were evaluated but for which no impairments were recognized.
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
As of September 30, 2020, Property, plant, and equipment in our Consolidated Balance Sheet includes approximately $215 million of capitalized project development costs for the Northeast Supply Enhancement project. As previously discussed, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.
The customer precedent agreements for the Northeast Supply Enhancement project remain in effect and the project’s FERC certificate remains active. As such, we do not believe this project is probable of abandonment at this time and consider the carrying amount to be recoverable; thus, no impairment charge has been recognized. It is reasonably possible that further adverse developments in the near future could change this determination, resulting in a future impairment charge of a substantial portion of the capitalized costs.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change*	% Change*	2020	2019	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,479	$1,495	-16	-1%	$4,399	$4,424	-25	-1%
Service revenues – commodity consideration	40	38	+2	+5%	93	158	-65	-41%
Product sales	414	466	-52	-11%	1,135	1,512	-377	-25%
Total revenues	1,933	1,999			5,627	6,094
Costs and expenses:
Product costs	380	434	+54	+12%	1,047	1,442	+395	+27%
Processing commodity expenses	21	19	-2	-11%	49	83	+34	+41%
Operating and maintenance expenses	336	364	+28	+8%	993	1,091	+98	+9%
Depreciation and amortization expenses	426	435	+9	+2%	1,285	1,275	-10	-1%
Selling, general, and administrative expenses	114	130	+16	+12%	354	410	+56	+14%
Impairment of certain assets	—	—	—	—%	—	76	+76	+100%
Impairment of goodwill	—	—	—	—%	187	—	-187	NM
Other (income) expense – net	15	(11)	-26	NM	28	30	+2	+7%
Total costs and expenses	1,292	1,371			3,943	4,407
Operating income (loss)	641	628			1,684	1,687
Equity earnings (losses)	106	93	+13	+14%	236	260	-24	-9%
Impairment of equity-method investments	—	(114)	+114	+100%	(938)	(186)	-752	NM
Other investing income (loss) – net	2	7	-5	-71%	6	132	-126	-95%
Interest expense	(292)	(296)	+4	+1%	(882)	(888)	+6	+1%
Other income (expense) – net	(23)	1	-24	NM	(14)	19	-33	NM
Income (loss) before income taxes	434	319			92	1,024
Provision (benefit) for income taxes	111	77	-34	-44%	24	244	+220	+90%
Net income (loss)	323	242			68	780
Less: Net income (loss) attributable to noncontrolling interests	14	21	+7	+33%	(27)	54	+81	NM
Net income (loss) attributable to The Williams Companies, Inc.	$309	$221			$95	$726

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Service revenues decreased primarily due to lower deferred revenue amortization associated with the end of the exclusive use period at Gulfstar One, lower volumes in our West segment, and temporary shut-ins at certain offshore Gulf of Mexico operations. This decrease was partially offset by an increase in the Eagle Ford Shale region primarily due to higher MVC revenue, higher Northeast JV revenues driven by higher volumes, as well as higher transportation fee revenues at Transco associated with expansion projects placed in service in 2019 and 2020.
Product sales decreased primarily due to lower volumes associated with our marketing activities. This decrease also includes lower system management gas sales. Marketing revenues and system management gas sales are substantially offset in Product costs.
Product costs decreased primarily due to lower volumes for marketing activities and lower system management gas costs.
Operating and maintenance expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the favorable impact of a change in an employee benefit policy (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements), and lower maintenance and operating costs primarily due to timing and scope of activities.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses and lower external legal costs.
The unfavorable change in Other (income) expense – net within Operating income (loss) includes net unfavorable changes in charges and credits to regulatory assets and liabilities related to the absence of a third-quarter 2019 adjustment associated with Transco’s rate case settlement and the absence of a 2019 customer settlement.
The favorable change in Operating income (loss) includes the impact of an increase in the Eagle Ford Shale region primarily due to higher MVC revenue, higher Northeast JV volumes, lower employee-related expenses, and the favorable impact from Transco’s expansion projects. The favorable change was partially offset by lower deferred revenue amortization associated with the end of the exclusive use period at Gulfstar One and lower volumes in our West segment.
Equity earnings (losses) changed favorably primarily due to increases at Appalachia Midstream Investments and Caiman II driven by higher volumes, partially offset by a decrease at Laurel Mountain driven by our share of an impairment of certain assets.
The change in Impairment of equity-method investments is due to the absence of 2019 impairments to our equity-method investments, including Laurel Mountain (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The unfavorable change in Other income (expense) – net below Operating income (loss) includes lower allowance for equity funds used during construction (equity AFUDC) as well as the write-off of a regulatory asset related to a cancelled project, partially offset by the absence of 2019 charges for loss contingencies associated with former operations.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Service revenues decreased primarily due to lower deferred revenue amortization at Gulfstar One, the expiration of an MVC agreement in the Barnett Shale region, lower volumes and rates in our West segment, and temporary shut-ins at certain Gulf of Mexico operations. This decrease was partially offset by higher Northeast G&P revenues driven by higher volumes and the March 2019 consolidation of UEOM, higher MVC revenue in the Eagle Ford

Management’s Discussion and Analysis (Continued)
Shale region, as well as higher transportation fee revenues at Transco, associated with expansion projects placed in service in 2019 and 2020, and increased volumes in the Eastern Gulf region.
Service revenues – commodity consideration decreased primarily due to lower commodity prices, as well as lower equity NGL processing volumes due to less producer drilling activity. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset in Product costs below.
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
Processing commodity expenses decreased primarily due to lower natural gas purchases associated with equity NGL production primarily due to lower natural gas prices and lower volumes.
Operating and maintenance expenses decreased due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020 (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements) as well as the favorable impact of a change in an employee benefit policy, and lower maintenance and operating primarily due to timing and scope of activities. This decrease was partially offset by higher expenses related to the consolidation of UEOM in March 2019.
Depreciation and amortization expenses increased primarily due to new assets placed in service and the March 2019 consolidation of UEOM, partially offset by lower expense related to assets that became fully depreciated in the fourth quarter of 2019.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020 (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements), as well as the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV.
The favorable change in Impairment of certain assets includes the absence of 2019 impairments of certain Eagle Ford Shale gathering assets and certain idle gathering assets (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Impairment of goodwill reflects the goodwill impairment charge at Northeast JV in 2020 (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes net favorable changes to charges and credits associated with a regulatory asset related to Transco's asset retirement obligations and the absence of a 2019 unfavorable regulatory asset adjustment at Other, offset by the absence of a 2019 customer settlement.
The unfavorable change in Operating income (loss) includes the 2020 impairment of goodwill at Northeast G&P, lower deferred revenue amortization at Gulfstar One, the expiration of an MVC agreement in the Barnett Shale region, and unfavorable commodity margins primarily reflecting lower NGL sales prices. The unfavorable change was partially offset by higher Northeast JV volumes, the absence of the 2019 impairment of certain assets, lower employee-related expenses, the favorable impacts of the consolidation of UEOM, and the favorable impact from Transco’s expansion projects.

Management’s Discussion and Analysis (Continued)
Equity earnings (losses) changed unfavorably primarily due to our share of the 2020 impairment of goodwill at RMM (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements) and a decrease at OPPL. This decrease was partially offset by increases at Appalachia Midstream Investments and Caiman II driven by higher volumes.
Impairment of equity-method investments includes impairments of various equity-method investments in 2020, partially offset by the absence of impairments of equity method investments in 2019 (see Note 12 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The unfavorable change in Other investing income (loss) – net is primarily due to the absence of a 2019 gain on the sale of our equity-method investment in Jackalope (see Note 5 – Investing Activities of Notes to Consolidated Financial Statements).
The unfavorable change in Other income (expense) – net below Operating income (loss) includes lower equity AFUDC, the write-off of a regulatory asset related to a cancelled project, and a 2020 pension plan settlement charge, partially offset by the absence of 2019 charges for loss contingencies associated with former operations.
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 7 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the noncontrolling interests’ share of the first-quarter 2020 goodwill impairment charge at Northeast JV, and lower Gulfstar One results, partially offset by the impact from the formation of the Northeast JV in June 2019.
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
Transmission & Gulf of Mexico

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Service revenues	$807	$842	$2,431	$2,473
Service revenues – commodity consideration	6	7	14	33
Product sales	46	76	134	226
Segment revenues	859	925	2,579	2,732

Product costs	(47)	(75)	(136)	(226)
Processing commodity expenses	(1)	(2)	(4)	(12)
Other segment costs and expenses	(233)	(227)	(670)	(733)
Proportional Modified EBITDA of equity-method investments	38	44	124	130
Transmission & Gulf of Mexico Modified EBITDA	$616	$665	$1,893	$1,891

Commodity margins	$4	$6	$8	$21
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Transmission & Gulf of Mexico Modified EBITDA decreased primarily due to lower Service revenues.

Management’s Discussion and Analysis (Continued)
Service revenues decreased primarily due to:
•A $32 million decrease due to lower deferred revenue amortization associated with the end of the exclusive use period at Gulfstar One for the Tubular Bells field;
•A $12 million decrease due to temporary named windstorm related shut-ins;
•An $11 million decrease due to the absence of a third-quarter 2019 adjustment related to Transco’s general rate case settlement;
•A $14 million increase at Gulfstar One associated with higher volumes in the Tubular Bells field due to a new well and higher production;
•A $13 million increase in Transco’s natural gas transportation revenues associated with Transco’s expansion projects placed in service in 2019 and 2020.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. The decrease in Product sales includes $23 million of lower system management gas sales and a $6 million decrease in commodity marketing sales. System management and marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due to lower equity AFUDC and the absence of a third-quarter 2019 net favorable adjustment to charges and credits associated with regulatory assets and liabilities primarily driven by the terms of settlement in Transco’s general rate case, partially offset by lower employee-related expenses, including the absence of third-quarter 2019 severance and related costs (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements).
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Other segment costs and expenses, partially offset by lower Service revenues and Commodity margins.
Service revenues decreased primarily due to:
•A $92 million decrease due to lower deferred revenue amortization associated with the end of the exclusive use period at Gulfstar One for the Tubular Bells field;
•A $34 million decrease due to temporary shut-ins primarily at Perdido and Gulfstar One related to named windstorms, pricing, and scheduled maintenance;
•A $40 million increase in Transco’s natural gas transportation revenues associated with Transco’s expansion projects placed in service in 2019 and 2020;
•A $30 million increase at Gulfstar One associated with higher volumes in the Tubular Bells field due to a new well and higher production;
•A $17 million increase associated with volumes from Norphlet placed in service in June 2019.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $10 million primarily driven by unfavorable NGL sales prices and volumes. Additionally, the decrease in Product sales includes a $42 million decrease in commodity marketing sales primarily due to lower NGL prices and $31 million lower system management gas sales. Marketing revenues and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, the absence of a 2019 charge

Management’s Discussion and Analysis (Continued)
for reversal of costs capitalized in previous periods, and net favorable changes to charges and credits associated with a regulatory asset related to Transco’s asset retirement obligations. Additionally, expenses decreased due to lower maintenance costs primarily due to a decrease in contracted services related to general maintenance and other testing at Transco, partially offset by lower equity AFUDC and higher operating taxes.
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Service revenues	$379	$353	$1,091	$959
Service revenues – commodity consideration	2	1	5	9
Product sales	12	30	42	114
Segment revenues	393	384	1,138	1,082

Product costs	(12)	(29)	(41)	(114)
Processing commodity expenses	(1)	(1)	(3)	(6)
Other segment costs and expenses	(114)	(117)	(335)	(348)
Proportional Modified EBITDA of equity-method investments	121	108	367	333
Northeast G&P Modified EBITDA	$387	$345	$1,126	$947

Commodity margins	$1	$1	$3	$3
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and increased Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $13 million increase at the Northeast JV related to higher processing, fractionation, transportation, and gathering revenues primarily associated with higher volumes;
•A $7 million increase associated with higher gathering volumes in the Utica Shale region.
Product sales decreased primarily due to lower non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs, and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased primarily due to lower maintenance and operating expenses, as well as lower external legal costs. These decreases were partially offset by the absence of a 2019 customer settlement.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments and Caiman II primarily due to higher volumes, partially offset by a decrease at Laurel Mountain due to $11 million for our share of an impairment of certain assets that were subsequently sold.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and increased Proportional Modified EBITDA of equity-method investments, in addition to the favorable impact of acquiring the additional interest in UEOM, which is a consolidated entity after the remaining ownership interest was purchased in March 2019, and lower Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)
Service revenues increased primarily due to:
•A $96 million increase at the Northeast JV, including $64 million higher processing, fractionation, transportation, and gathering revenues primarily due to higher volumes and a $32 million increase associated with the consolidation of UEOM, as previously discussed;
•An $18 million increase in gathering revenues associated with higher volumes in the Utica Shale region;
•A $13 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses.
Product sales decreased primarily due to lower NGL prices and lower non-ethane volumes within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs, and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased due to lower maintenance and repair expenses and operating expenses primarily due to the timing and scope of activities. Additionally, Other segment costs and expenses decreased due to lower employee-related expenses, including the absence of second-quarter 2019 severance and related costs (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements) and the associated reduced costs in 2020, and the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV. These decreases were partially offset by higher reimbursable electricity expenses, increased expenses associated with the consolidation of UEOM, and the absence of a 2019 customer settlement.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments driven by higher volumes and at Caiman II driven by higher volumes and a gain on early debt retirement. These increases were partially offset by a $16 million decrease as a result of the consolidation of UEOM, as previously discussed, as well as a decrease at Laurel Mountain due to $11 million for our share of an impairment of certain assets that subsequently sold.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Service revenues	$311	$322	$938	$1,049
Service revenues – commodity consideration	32	30	74	116
Product sales	391	389	1,053	1,302
Segment revenues	734	741	2,065	2,467

Product costs	(377)	(382)	(1,026)	(1,294)
Processing commodity expenses	(18)	(13)	(41)	(63)
Other segment costs and expenses	(122)	(130)	(365)	(404)
Impairment of certain assets	—	—	—	(76)
Proportional Modified EBITDA of equity-method investments	30	29	82	83
West Modified EBITDA	$247	$245	$715	$713

Commodity margins	$28	$24	$60	$61
Three months ended September 30, 2020 vs. three months ended September 30, 2019
West Modified EBITDA increased primarily due to lower Other segment costs and expenses and higher Commodity margins, partially offset by lower Service revenues.

Management’s Discussion and Analysis (Continued)
Service revenues decreased primarily due to:
•A $29 million decrease associated with lower volumes, excluding the Eagle Ford Shale region;
•$14 million associated with various other decreases;
•A $21 million increase in the Eagle Ford Shale region due to higher MVC revenue and higher rates, partially offset by lower volumes primarily due to decreased producer activity;
•An $11 million increase associated with a temporary volume deficiency fee from a customer.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Marketing margins increased by $9 million primarily due to favorable changes in net commodity prices. Additionally, product margins from our equity NGLs decreased $5 million.
Other segment costs and expenses decreased primarily due to lower operating costs primarily due to fewer leased compressors, lower maintenance costs primarily due to timing and scope of activities, and lower employee-related expenses in 2020.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at RMM and Brazos Permian II, partially offset by lower volumes at OPPL.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
West Modified EBITDA increased primarily due to the absence of Impairment of certain assets and lower Other segment costs and expenses, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•A $72 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the second-quarter 2019 expiration of the MVC agreement in the Barnett Shale region;
•A $65 million decrease associated with lower volumes, excluding the Eagle Ford Shale region;
•A $41 million decrease associated with lower rates, excluding the Eagle Ford Shale region, driven by lower commodity pricing in the Barnett Shale region and the expiration of a cost-of-service period on a contract in the Mid-Continent region;
•An $11 million decrease associated with lower fractionation fees driven by lower volumes;
•An $11 million decrease driven by the absence of a favorable 2019 cost-of-service agreement adjustment in the Mid-Continent region;
•A $72 million increase in the Eagle Ford Shale region due to higher MVC revenue and higher rates, partially offset by lower volumes primarily due to decreased producer activity, including shut-ins on certain gathering systems;
•A $20 million increase associated with a temporary volume deficiency fee from a customer.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Product margins from our equity NGLs decreased $22 million primarily due to:
•A $30 million decrease associated with lower sales prices primarily due to 30 percent lower average net realized per-unit non-ethane sales prices;

Management’s Discussion and Analysis (Continued)
•A $13 million decrease associated with 14 percent lower non-ethane sales volumes primarily due to less producer drilling activity;
•A $21 million increase related to a decline in natural gas purchases associated with equity NGL production due to lower natural gas prices and lower equity non-ethane production volumes.
Additionally, marketing margins increased by $21 million primarily due to favorable changes in net commodity prices. The decrease in Product sales includes a $194 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher marketing sales volumes. These decreases are substantially offset in Product costs.
Other segment costs and expenses decreased primarily due to lower employee-related expenses driven by the absence of second-quarter 2019 severance and related costs and the associated reduced costs in 2020 (see Note 6 – Other Accruals of Notes to Consolidated Financial Statements), as well as lower operating costs due to fewer leased compressors and lower maintenance costs primarily due to timing and scope of activities.
Impairment of certain assets decreased primarily due to the absence of a $59 million impairment of certain Eagle Ford Shale gathering assets and a $12 million impairment of certain idle gathering assets in 2019 (see Note 12 – Fair Value Measurements and Guarantees of Notes to the Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL and the absence of the Jackalope equity-method investment sold in April 2019, partially offset by growth at the RMM and the Brazos Permian II equity-method investments.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Millions)
Other Modified EBITDA	$(7)	$(2)	$8	$1
Three months ended September 30, 2020 vs. three months ended September 30, 2019
Other Modified EBITDA includes:
•A third-quarter 2020 charge of $8 million for the write-off of a regulatory asset associated with a cancelled project;
•The absence of a third-quarter 2019 $9 million accrual for loss contingencies associated with former operations.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
Other Modified EBITDA increased primarily due to:
•The absence of a first-quarter 2019 $12 million unfavorable adjustment to a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the merger transaction wherein we acquired all of the outstanding common units held by others of our former publicly traded master limited partnership;
•The absence of a third-quarter 2019 $9 million accrual for loss contingencies;
•A third-quarter 2020 charge of $8 million for the write-off of a regulatory asset.

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
During the first half of 2020, we retired approximately $1.5 billion of long-term debt and issued approximately $2.2 billion of new long-term debt. In August 2020, we early retired our $600 million of 4.125 percent senior unsecured notes that were scheduled to mature in November 2020. In July 2020, we paid $284 million for rate refunds related to Transco’s increased rates collected since the new rates became effective in March 2019. (See Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements.)
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

Management’s Discussion and Analysis (Continued)
As of September 30, 2020, we had a working capital deficit of $458 million, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	September 30, 2020
(Millions)
Cash and cash equivalents	$70
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,460
$4,530

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had $40 million of Commercial paper outstanding as of September 30, 2020. Through September 30, 2020, the highest amount outstanding under our commercial paper program and credit facility during 2020 was $1.7 billion. At September 30, 2020, we were in compliance with the financial covenants associated with our credit facility. Borrowing capacity available under our credit facility as of October 29, 2020 was $4.5 billion.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5 percent from the previous quarterly cash dividends of $0.38 per share paid in each quarter of 2019, to $0.40 per share for the quarterly cash dividends paid in March, June, and September 2020.
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

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2020	2019
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$2,382	$2,702
Proceeds from long-term debt	Financing	2,198	36
Proceeds from credit-facility borrowings	Financing	1,700	700
Proceeds from commercial paper – net	Financing	40	—
Proceeds from sale of partial interest in consolidated subsidiary (see Note 2)	Financing	—	1,330
Proceeds from dispositions of equity-method investments (see Note 5)	Investing	—	485

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(2,136)	(44)
Payments on credit-facility borrowings	Financing	(1,700)	(860)
Common dividends paid	Financing	(1,456)	(1,382)
Capital expenditures	Investing	(938)	(1,705)
Purchases of and contributions to equity-method investments	Investing	(150)	(361)
Dividends and distributions paid to noncontrolling interests	Financing	(147)	(86)
Purchases of businesses, net of cash acquired (see Note 2)	Investing	—	(728)
Payments of commercial paper – net	Financing	—	(4)

Other sources / (uses) – net	Financing and Investing	(12)	(4)
Increase (decrease) in cash and cash equivalents		$(219)	$79
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on disposition of equity-method investments, Impairment of goodwill, Impairment of equity-method investments, and Impairment of certain assets. Our Net cash provided (used) by operating activities for the nine months ended September 30, 2020, decreased from the same period in 2019 primarily due to the net unfavorable changes in net operating working capital in 2020, including the payment of Transco’s rate refunds in 2020 and the absence of an income tax refund that was received in 2019, partially offset by higher operating income (excluding noncash items as previously discussed) in 2020.
Off-Balance Sheet Arrangements and Guarantees of Debt or Other Commitments
We have various other guarantees and commitments that are disclosed in Note 4 – Variable Interest Entities, Note 12 – Fair Value Measurements and Guarantees, and Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements. We do not believe these guarantees and commitments or the possible fulfillment of them will prevent us from meeting our liquidity needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Environmental
Certain reportable legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment are described below. While it is not possible for us to predict the final outcome of the proceedings that are still pending, we do not anticipate a material effect on our consolidated financial position if we receive an unfavorable outcome in any one or more of such proceedings.
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
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All such notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We are exploring global resolution of the claims at these facilities, as well as alleged violations at certain other facilities, with the DOJ. Global resolution would include both payment of a civil penalty and an injunctive relief component. We continue to work with the DOJ and the other agencies to resolve these claims, whether individually or globally, and negotiations are ongoing.
On September 2, 2020, we entered into a Consent Assessment of Civil Penalty with the Commonwealth of Pennsylvania, Department of Environmental Protection resolving permit violations observed by the Department and County Conservation Districts during the construction of our Atlantic Sunrise Project. The violations were largely attributable to the severe rain events we experienced during construction of the project. Pursuant to the Consent Assessment, we paid $736,294 as a civil penalty and contributed $100,000 to fund a community environmental project.
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 11 – Stockholders’ Equity and Note 13 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
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
Amendment No 1. to Agreement and Plan of Merger dated as of May 1, 2016, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, and Energy Transfer Equity GP, LLC (filed on May 3, 2016 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

2.3	—
Agreement and Plan of Merger dated as of September 28, 2015, by and among The Williams Companies, Inc., Energy Transfer Corp LP, Energy Transfer Corp GP, LLC, Energy Transfer Equity, L.P., LE GP, LLC, and Energy Transfer Equity GP, LLC (filed on October 1, 2015 as Exhibit 2.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

3.4	—	By-Laws (filed on January 20, 2017 as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).
3.5	—
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

32**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit No.		Description

104*	—	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
§    Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ John D. Porter
John D. Porter
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
November 2, 2020