Form 10-K
period 2020-12-31
WILLIAMS COMPANIES, INC.
filed 2021-02-24
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $23,078,419,375.
The number of shares outstanding of the registrant’s common stock outstanding at February 19, 2021 was 1,213,790,391.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 27, 2021, are incorporated into Part III, as specifically set forth in Part III.

THE WILLIAMS COMPANIES, INC.
FORM 10-K

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.
Measurements:
Barrel: One barrel of petroleum products that equals 42 U.S. gallons
Mbbls/d: One thousand barrels per day
Bcf : One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
MMcf/d: One million cubic feet per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
Tbtu: One trillion British thermal units
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Consolidated Entities:
Caiman II: Caiman Energy II, LLC, (renamed Blue Racer Midstream Holdings, LLC, effective February 2, 2021) a former equity-method investment which is a consolidated entity following our November 2020 acquisition of an additional ownership interest
Cardinal: Cardinal Gas Services, L.L.C.
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
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of December 31, 2020, we account for as equity-method investments, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Blue Racer: Blue Racer Midstream LLC
Constitution: Constitution Pipeline Company, LLC
Discovery: Discovery Producer Services LLC
Gulfstream: Gulfstream Natural Gas System, L.L.C.

Jackalope: Jackalope Gas Gathering Services, L.L.C., which was sold in April 2019
Laurel Mountain: Laurel Mountain Midstream, LLC
OPPL: Overland Pass Pipeline Company LLC
RMM: Rocky Mountain Midstream Holdings LLC
Targa Train 7: Targa Train 7 LLC
Government and Regulatory:
EPA: Environmental Protection Agency
Exchange Act, the: Securities and Exchange Act of 1934, as amended
FERC: Federal Energy Regulatory Commission
IRS: Internal Revenue Service
SEC: Securities and Exchange Commission
Other:
EBITDA: Earnings before interest, taxes, depreciation, and amortization
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures
MVC: Minimum volume commitments
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

PART I

Item 1. Business
In this report, Williams (which includes The Williams Companies, Inc. and, unless the context otherwise indicates, all of our subsidiaries) is at times referred to in the first person as “we,” “us,” or “our.” We also sometimes refer to Williams as the “Company.”
GENERAL
We are an energy infrastructure company committed to be the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. We have operations in 15 supply areas that provide natural gas gathering, processing, and transmission services and natural gas liquids fractionation, transportation, and storage services to more than 600 customers. We own an interest in and operate over 30,000 miles of pipelines, 34 processing facilities, 9 fractionation facilities, and approximately 23 million barrels of NGL storage capacity, handling approximately 30 percent of the nation’s natural gas volumes.

Infrastructure serving natural gas demand

NATURAL GAS TRANSMISSION

- ✓ Move post-processed natural gas to growing demand centers
- ✓ Transco is the nation's largest natural gas transmission pipeline
- ✓ Transmission & Gulf of Mexico segment
- ✓ Total capacity is 23 MMdth/d

NATURAL GAS GATHERING

- ✓ Gather natural gas from producers' wells and move volumes to processing
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Gas gathering capacity is 24.2 Bcf/d

NATURAL GAS PROCESSING

- ✓ Process volumes to separate natural gas from NGLs
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Processing capacity is 8.5 Bcf/d

NGL SERVICES

- ✓ NGLs transported to fractionators to split out individual products: ethane, propane, butanes, and natural gasoline
- ✓ Purity products moved to end-users via pipeline, truck, or rail
- ✓ Northeast G&P and West segments
- ✓ ~23 MMBbls of NGL storage capacity

Source: Figures represent 100% capacity for operated assets, including those in which Williams has a share of ownership as of December 31, 2020.

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

Assets serving
natural gas volumes
Interstate Natural Gas Pipeline
Natural Gas Gathering Pipeline
Natural Gas Liquids Pipeline
Oil Gathering Pipeline
Gas Plant
Fractionator
Storage
Amine Treating
Rail Terminal
Offshore Platform
Supply Area Basin
Operational Activity

Source: www.williams.com/our-company/operations

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
Our interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Our interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. These contracts have various expiration dates and account for the major portion of our regulated businesses, and are not exposed to crude oil prices. Additionally, we offer storage services and interruptible transportation services under shorter-term agreements. Transco’s and Northwest Pipeline’s three largest customers in 2020 accounted for approximately 28 percent and 51 percent, respectively, of their total operating revenues.
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
Our gas processing services generate revenues primarily from the following types of contracts:
•Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. A portion of our fee-based processing revenue includes a share of the margins on the NGLs produced. For the year ended December 31, 2020, approximately 80 percent of our NGL production volumes were under fee-based contracts.
•Noncash commodity-based: We also process gas under two types of commodity-based contracts, keep-whole and percent-of-liquids, where we receive consideration for our services in the form of NGLs. For a keep-whole arrangement we replace the Btu content of the retained NGLs with natural gas purchases, also known as shrink replacement gas. For a percent-of-liquids arrangement, we deliver an agreed-upon percentage of the extracted NGLs and retain the remainder. Retained NGLs are referred to as our equity NGL production. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants. For the year ended December 31, 2020, approximately 20 percent of our NGL production volumes were under noncash commodity-based contracts.
Generally, our gathering and processing agreements are long-term agreements, with terms ranging from month-to-month to the life of the producing lease. Certain contracts include cost of service mechanisms that are designed to support a return on invested capital and allow our gathering rates to be adjusted, subject to specified caps in certain cases, to account for variability in volume, capital expenditures, commodity price fluctuations, compression and other expenses. We also have certain gas gathering and processing agreements with MVC, whereby the customer is obligated to pay a contractually determined fee based on any shortfall between the actual gathered and processed volumes and the MVC for a stated period.
Demand for gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, commodity prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. Our gathering, processing, and treating businesses do not have direct exposure to crude oil prices. Our on-shore natural gas gathering and processing businesses are substantially focused on gas-directed drilling basins rather than crude oil, with a broad diversity of basins and customers served. Declines in crude oil drilling would be expected to result in less associated natural gas production, which could drive more demand for natural gas produced from gas-directed basins we serve.
During 2020, our facilities gathered and processed gas and crude oil for approximately 230 customers. Our top ten customers accounted for approximately 73 percent of our gathering and processing fee revenues and NGL margins from our noncash commodity-based agreements. We believe counterparty credit concerns in our gathering and processing businesses are significantly mitigated by the physical nature of our services, where we gather at the wellhead and are therefore critical to a producer’s ability to move product to market.
Crude Oil Transportation and Production Handling Assets
Our crude oil transportation operations, which are presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” earn revenues typically by volumetric-based fee arrangements. Revenue sources have historically included a combination of fixed-fee, volumetric-based fee, and cost reimbursement arrangements. Generally, fixed fees associated with the production at our Gulf Coast production handling facilities are recognized on a units-of-production basis. Certain fixed fees associated with the production at our Gulfstar One facility are recognized based on contractually determined maximum daily quantities. Our crude oil transportation business is supported mostly by major oil producers with long-cycle perspectives.

Key variables for all of our businesses will continue to be:
•Obstacles to our expansion efforts, including delays or denials of necessary permits and opposition to hydrocarbon-based energy development;
•Producer drilling activities impacting natural gas supplies supporting our gathering and processing volumes;
•Retaining and attracting customers by continuing to provide reliable services;
•Revenue growth associated with additional infrastructure either completed or currently under construction;
•Prices impacting our commodity-based activities;
•Disciplined growth in our service areas.
BUSINESS SEGMENTS
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented in Part I of this Annual Report within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West.
Our reportable segments are comprised of the following business activities:
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
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 99 percent interest in Caiman II (a former equity-method investment which is a consolidated entity following our November 2020 acquisition of an additional ownership interest) which owns a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 20 percent equity-method investment in Targa Train 7.
•Other includes minor business activities that are not reportable segments, as well as corporate operations.
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
At December 31, 2020, Transco’s system had a system-wide delivery capacity totaling approximately 17.9 MMdth/d. During 2020, Transco completed one fully-contracted expansion and began partial early service on two additional fully-contracted expansions, which added more than 0.5 MMdth of firm transportation capacity per day to our pipeline. Transco’s system includes 57 compressor stations, four underground storage fields, and one LNG storage facility. Compression facilities at sea level-rated capacity total approximately 2.3 million horsepower.
Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 194 MMdth of natural gas. At December 31, 2020, Transco’s customers had stored in its facilities approximately 148 MMdth of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
Northwest Pipeline
Northwest Pipeline is an interstate natural gas transmission company that owns and operates a 3,900-mile natural gas pipeline system, which is regulated by the FERC, extending from the San Juan basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon, and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California, and Arizona, either directly or indirectly through interconnections with other pipelines.
At December 31, 2020, Northwest Pipeline’s system had long-term firm transportation and storage redelivery agreements with aggregate capacity reservations of approximately 3.8 MMdth/d. Northwest Pipeline’s system includes 42 transmission compressor stations having a combined sea level-rated capacity of approximately 473,000 horsepower.
Northwest Pipeline owns a one-third undivided interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for natural gas storage services in the Clay basin underground field in Utah. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working natural gas storage capacity of 14.2 MMdth, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable Northwest Pipeline to balance daily receipts and deliveries and provide storage services to customers.

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
_____________
(1)Includes 100 percent of the statistics associated with operated equity-method investments.
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
__________
(1)Statistics reflect 100 percent of the assets from our 51 percent interest in Gulfstar One.
(2)Includes 100 percent of the statistics associated with operated equity-method investments.

Transmission & Gulf of Mexico Operating Statistics

	2020	2019	2018

Consolidated:
Interstate natural gas pipeline throughput (Tbtu/d)	15.1	15.3	14.0
Gathering volumes (Bcf/d)	0.25	0.25	0.26
Plant inlet natural gas volumes (Bcf/d)	0.48	0.54	0.50
NGL production (Mbbls/d) (2)	29	32	32
NGL equity sales (Mbbls/d) (2)	5	7	6
Crude oil transportation (Mbbls/d) (2)	121	136	140

Non-consolidated: (1)
Interstate natural gas pipeline throughput (Tbtu/d)	1.2	1.2	1.3
Gathering volumes (Bcf/d)	0.30	0.36	0.26
Plant inlet natural gas volumes (Bcf/d)	0.30	0.36	0.27
NGL production (Mbbls/d) (2)	21	25	20
NGL equity sales (Mbbls/d) (2)	6	6	4
_____________
(1)Includes 100 percent of the volumes associated with operated equity-method investments.
(2)Annual average Mbbls/d.
Certain Equity-Method Investments
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

Discovery’s mainline has a gathering inlet capacity of 600 MMcf/d. Discovery’s assets also include a crude oil production handling platform with capacity of 10 Mbbls/d and gas handling and separation capacity of 75 MMcf/d.
Northeast G&P
This segment includes our natural gas gathering, compression, processing, and NGL fractionation businesses in the Marcellus and Utica Shale regions in Pennsylvania, West Virginia, New York, and Ohio.

The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets

			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Consolidated:
Ohio Valley Midstream (1)	Ohio, West Virginia, & Pennsylvania	216	0.8	65%	Appalachian
Utica East Ohio Midstream (1) (2)	Ohio	53	0.5	65%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	462	4.3	100%	Appalachian
Cardinal (1)	Ohio	378	0.8	66%	Appalachian
Flint	Ohio	95	0.5	100%	Appalachian

Non-consolidated: (3)
Bradford Supply Hub	Pennsylvania	733	4.0	66%	Appalachian
Marcellus South	Pennsylvania & West Virginia	325	1.0	68%	Appalachian
Laurel Mountain	Pennsylvania	1,145	0.9	69%	Appalachian
Blue Racer	West Virginia & Ohio	723	1.5	50%	Appalachian

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated: (1)
Fort Beeler	Marshall County, WV	0.5	62	65%	Appalachian
Oak Grove	Marshall County, WV	0.4	50	65%	Appalachian
Kensington	Columbiana Co., OH	0.6	68	65%	Appalachian
Leesville	Carroll Co., OH	0.2	18	65%	Appalachian

Non-Consolidated: (3)
Berne	Monroe Co., OH	0.4	60	50%	Appalachian
Natrium	Marshall Co., WV	0.8	120	50%	Appalachian
_____________
(1)Statistics reflect 100 percent of the assets from our 65 percent ownership in our Northeast JV and 66 percent ownership of Cardinal gathering system.
(2)UEOM inlet capacity consists of 1.3 Bcf/d of a high pressure gathering pipeline that delivers Cardinal gathering volumes to UEOM processing facilities. The listed inlet capacity of 0.5 Bcf/d is incremental capacity to the Cardinal gathering capacity of 0.8 Bcf/d.
(3)Includes 100 percent of the statistics associated with operated equity-method investments.
Other NGL Operations
We own and operate a 43 Mbbls/d NGL fractionation facility at Moundsville, West Virginia, de-ethanization and condensate facilities at our Oak Grove processing plant, a condensate stabilization facility near our Moundsville fractionator, and an ethane transportation pipeline. Our Oak Grove de-ethanizer is capable of handling up to approximately 80 Mbbls/d of mixed NGLs to extract up to approximately 40 Mbbls/d of ethane. Our condensate stabilizers are capable of handling approximately 17 Mbbls/d of field condensate. We also own and operate 44 Mbbls/d of condensate stabilization capacity, a 135 Mbbls/d NGL fractionation facility, approximately 970,000 barrels of NGL storage capacity, and other ancillary assets, including loading and terminal facilities in Ohio.
NGLs are extracted from the natural gas stream in our Oak Grove and Fort Beeler cryogenic processing plants. Ethane produced at our de-ethanizer is transported to markets via our 50-mile ethane pipeline from Oak Grove to Houston, Pennsylvania. The remaining mixed NGL stream from the de-ethanizer is then transported via pipeline and fractionated at either our Moundsville or Harrison County, Ohio, fractionation facility. The resulting products are then transported on truck or rail. Ohio Valley Midstream provides residue natural gas take away options for our customers with interconnections to three interstate transmission pipelines.
Northeast G&P Operating Statistics

	2020	2019	2018

Consolidated:
Gathering volumes (Bcf/d)	4.31	4.24	3.63
Plant inlet natural gas volumes (Bcf/d)	1.32	1.04	0.52
NGL production (Mbbls/d) (1)	101	76	46
NGL equity sales (Mbbls/d) (1)	2	3	4

Non-consolidated: (2)
Gathering volumes (Bcf/d)	4.78	4.29	3.76
__________
(1)    Annual average Mbbls/d.
(2)    Includes 100 percent of the volumes associated with operated equity-method investments, including the Laurel Mountain Midstream partnership; and the Bradford Supply Hub and a portion of the Marcellus South Supply Hub within Appalachia Midstream Investments. Beginning November 18, 2020, we operate Blue Racer. Blue Racer gathering volumes of 1.38 Bcf/d, plant inlet natural gas volumes of 0.95 Bcf/d, NGL production of 65 Mbbls/d, and NGL equity sales of 6 Mbbls/d have been excluded.
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
In June 2019, we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business.
Certain Equity-Method Investments
Appalachia Midstream Investments
Through our Appalachia Midstream Investments, we operate 100 percent of and own an approximate average 66 percent interest in the Bradford Supply Hub gathering system and own an approximate average 68 percent interest in the Marcellus South gathering system, together which consist of approximately 1,058 miles of gathering pipeline in the Marcellus Shale region with the capacity to gather 5,031 MMcf/d of natural gas. The majority of our volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania, and the northwestern panhandle of West Virginia in core areas of the Marcellus Shale. We operate the assets under long-term, 100 percent fixed-fee gathering agreements that include significant acreage dedications and, in the Bradford Supply Hub, a cost of service mechanism. Additionally, some Marcellus South agreements have MVCs.

Laurel Mountain
We own a 69 percent interest in a joint venture, Laurel Mountain, that includes a 1,145-mile gathering system that we operate in western Pennsylvania with the capacity to gather 0.9 Bcf/d of natural gas. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale.
Blue Racer
As of December 31, 2019, we effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent interest in Caiman II, whose primary asset is a 50 percent interest in Blue Racer. On November 18, 2020, we paid $157 million, net of cash acquired, to acquire an additional 41 percent ownership interest in Caiman II. We now control and consolidate Caiman II, reporting the 50 percent interest in Blue Racer as an equity-method investment.
Blue Racer is a joint venture to own, operate, develop, and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 723 miles of gathering pipelines, and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 800 MMcf/d and fractionation capacity of approximately 134 Mbbls/d. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and NGL and condensate pipelines connecting Natrium to Berne. Blue Racer provides gathering, processing, and marketing service primarily under percentage of liquids and fixed fee agreements.
West
Gas Gathering, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets

	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations

Consolidated:
Wamsutter	Wyoming	2,265	0.7	100%	Wamsutter
Southwest Wyoming	Wyoming	1,614	0.5	100%	Southwest Wyoming
Piceance	Colorado	352	1.8	(1)	Piceance
Barnett Shale	Texas	840	0.5	100%	Barnett Shale
Eagle Ford Shale	Texas	1,280	0.5	100%	Eagle Ford Shale
Haynesville Shale	Louisiana	629	1.8	100%	Haynesville Shale
Permian	Texas	103	0.1	100%	Permian
Mid-Continent	Oklahoma & Texas	2,248	0.9	100%	Miss-Lime, Granite Wash, Colony Wash, Arkoma

Non-consolidated: (2)
Rocky Mountain Midstream	Colorado	200	0.6	50%	Denver-Julesburg

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Opal	Opal, WY	1.1	47	100%	Southwest Wyoming
Willow Creek	Rio Blanco County, CO	0.5	30	100%	Piceance
Parachute	Garfield County, CO	1.1	6	100%	Piceance

Non-consolidated: (2)
Fort Lupton	Colorado	0.3	50	50%	Denver-Julesburg
Keenesburg I	Colorado	0.2	40	50%	Denver-Julesburg
_______________
(1)Includes our 60 percent ownership of a gathering system in the Ryan Gulch area with 140 miles of pipeline and 0.2 Bcf/d of inlet capacity, and our 67 percent ownership of a gathering system at Allen Point with 8 miles of pipeline and 0.1 Bcf/d of inlet capacity. We operate both systems. We own and operate 100 percent of the balance of the Piceance gathering assets.
(2)Includes 100 percent of the statistics associated with operated equity-method investments.
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
Other NGL Operations
We own interests in and/or operate NGL fractionation and storage assets in central Kansas near Conway. These assets include a 50 percent interest in an NGL fractionation facility with capacity of slightly more than 100 Mbbls/d and we own approximately 20 million barrels of NGL storage capacity. We also own a 189-mile NGL pipeline from our fractionator near Conway, Kansas, to an interconnection with a third-party NGL pipeline system in Oklahoma.
West Operating Statistics

	2020	2019	2018

Consolidated: (1)
Gathering volumes (Bcf/d)	3.33	3.52	4.27
Plant inlet natural gas volumes (Bcf/d)	1.25	1.48	2.01
NGL production (Mbbls/d) (2)	49	54	84
NGL equity sales (Mbbls/d) (2)	22	22	33
Non-Consolidated: (3)
Gathering volumes (Bcf/d)	0.25	0.20	0.08
Plant inlet natural gas volumes (Bcf/d)	0.25	0.20	0.08
NGL production (Mbbls/d) (2)	23	12	3
________________
(1)    2020 and 2019 volumes reflect the absence of Four Corners assets due to the sale in October 2018.
(2)    Annual average Mbbls/d.
(3)    Includes 100 percent of the volumes associated with operated equity-method investments, including RMM and Jackalope. Jackalope was a consolidated entity in first- and second-quarter 2018, an equity-method investment during third- and fourth-quarter 2018 as well as first-quarter 2019, and sold effective with second-quarter 2019.

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
Rocky Mountain Midstream
During the third quarter of 2018, our joint venture, RMM, purchased a natural gas and crude oil gathering and natural gas processing business in Colorado’s Denver-Julesburg basin. As of December 31, 2020, we operate and own 50 percent of RMM. RMM includes a natural gas gathering pipeline and an approximate 80-mile crude oil transportation pipeline. It also includes crude oil storage assets.
Targa Train 7
We own a 20 percent interest in Targa Train 7, a Mt. Belvieu fractionation train, which was placed into service in the first quarter of 2020.
Other
Other includes certain previously owned operations, minor business activities that are not reportable segments, as well as corporate operations.
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
FERC regulation requires all terms and conditions of service, including the rates charged, to be filed with and approved by the FERC before any changes can go into effect. Our interstate gas pipeline companies establish rates through the FERC’s ratemaking process. In addition, our interstate gas pipelines may enter into negotiated rate agreements where cost-based recourse rates are made available. Key determinants in the FERC ratemaking process include:
•Costs of providing service, including depreciation expense;

•Allowed rate of return, including the equity component of the capital structure and related income taxes;
•Contract and volume throughput assumptions.
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
In 2016, PHMSA published a proposed rulemaking that would impose new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in high-population areas (also known as moderate consequence areas (MCAs)) that do not qualify as high-consequence areas (HCAs) and requiring maximum allowable operating pressure (MAOP) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. However, PHMSA has since decided to split this proposed rule (Mega Rule), into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, was published as a final rule on October 1, 2019, and imposes numerous requirements, including MAOP reconfirmation, the periodic assessment of additional pipeline mileage outside of HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. In accordance with the final rule, we have developed new procedures and updated our existing pipeline safety program to facilitate meeting all requirements within the time frames stated. The remaining rulemakings comprising the Mega Rule are expected to be issued in 2021 and will include revised pipeline repair criteria as well as more stringent corrosion control requirements.
PHMSA also published new or more stringent rules for onshore hazardous liquids transportation lines in October 2019 requiring integrity assessments on all onshore pipe that accommodate inline inspection tools.
We are also expecting additional regulations due to new pipeline safety legislation finalized in December 2020 that reauthorized PHMSA pipeline safety programs. The new legislation includes mandates for PHMSA to publish final rules for advanced leak detection for gas pipelines, additional repair criteria for gas and hazardous liquids pipelines, updated operating and maintenance standards requirements applicable to large-scale liquefied natural gas facilities, certain Coastal Waters and Coastal Beaches to be designated as USA ecological resources for purposes of determining whether a hazardous liquid pipeline is in a high consequence area, and the gas gathering portion of the proposed Mega Rule.
New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Pipeline Integrity Regulations
We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for gas transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. We estimate that the cost to be incurred in 2021 associated with this program to be approximately $105 million. Management considers costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Northwest Pipeline’s and Transco’s rates.
We have an enterprise-wide Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments expected to be completed within required time frames. In meeting the integrity regulations, we utilized government defined HCAs and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to be incurred in 2021 associated with this program will be approximately $3 million. Ongoing periodic reassessments and initial assessments of any new HCAs are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.
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
See Part II, Item 8. Financial Statements and Supplementary Data — Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements for further details on our regulatory matters. For additional information regarding regulatory matters, please also refer to Part 1, Item 1A. “Risk Factors” — “The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers,” and “The natural gas sales, transportation, and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines and storage assets, including a reasonable rate of return.”
ENVIRONMENTAL MATTERS
Our operations are subject to federal environmental laws and regulations as well as the state, local, and tribal laws and regulations adopted by the jurisdictions in which we operate. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, as well as liability for cleanup costs. Materials could be released into the environment in several ways including, but not limited to:
•Leakage from gathering systems, underground gas storage caverns, pipelines, processing or treating facilities, transportation facilities, and storage tanks;
•Damage to facilities resulting from accidents during normal operations;
•Damages to onshore and offshore equipment and facilities resulting from storm events or natural disasters;
•Blowouts, cratering, and explosions.
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
HUMAN CAPITAL RESOURCES

We are committed to maintaining an environment that enables us to attract, develop, and retain a highly skilled and diverse group of talented employees who help promote long-term value creation.

Employees
As of February 1, 2021, we had 4,739 full-time employees located throughout the United States. Of this total, approximately 21 percent are women and more than 14 percent are ethnically diverse. During 2020, our voluntary turnover rate was 4.6 percent.
We encourage you to review our 2019 Sustainability Report available on our website for more information about our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by references into this Annual Report on Form 10-K.

Workforce Safety

We continue to advance our safety-first culture by developing and empowering our employees to operate our assets in a safe, reliable, and customer-focused way. We strive to continuously improve safety and achieve better performance than the industry benchmark. When a safety hazard is recognized, every employee is empowered to stop work activities and make it right. Safety and environmental-focused goals and related metrics comprise 10 percent of our annual incentive program for employees, providing an increased focus on activities that help us meet enterprise safety commitments.

For 2019, these metrics included our Near Miss to Incident Ratio, emphasizing our safety focus on hazard recognition and reinforcing the importance of incident prevention, and our Late Post Startup Deliverables metric, emphasizing the importance of completing all post startup deliverables associated with newly completed projects. As disclosed in our 2020 Proxy Statement, we exceeded our targets for these safety metrics in 2019, achieving a Near Miss to Incident ratio of 13.98:1, versus a target between 9:1 and 10:1, and less than 1 percent of Late Post Startup Deliverables, versus a target between 3 percent and 4 percent. For 2020, these metrics include our High Potential Near Miss to Incident Ratio, again emphasizing our safety focus on high potential hazard recognition and reinforcing the importance of incident prevention, and our environmental metric Loss of Primary Containment, focused on reducing greenhouse gases and considered a leading indicator to more significant process safety incidents.

Workforce Health & Development

Our employees are our most valued resource and the driving force behind our reputation as a safe, reliable company that does the right thing, every time. Cultivating a healthy work environment increases productivity and promotes long-term value creation.
We provide a comprehensive total rewards program that includes base salary, an all-employee annual incentive program, retirement benefits, and health benefits, including a wellness program. We provide employees with company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents. Our annual incentive program is a key component of our commitment to a performance culture focused on recognizing and rewarding high performance.
In order to attract and retain top talent, we create an environment where employees feel fulfilled and supported in their personal and professional development. We offer robust corporate and technical training programs to support the professional development of our employees and add long-term value to our business. Additionally, we support strong employee engagement by encouraging open dialogue regarding professional development. Performance is measured considering both the achieved results associated with attaining annual goals and observable skills and behaviors based on our defined competencies that contribute to workplace effectiveness and career success.
The Compensation and Management Development Committee of our Board of Directors oversees the establishment and administration of our compensation programs, including incentive compensation and equity-based plans.
In response to the ongoing impact of COVID-19, we took action to safeguard the health and safety of our employees, including allowing our employees to work remotely where possible, while implementing safety guidance and best practices designed to protect the health of those entering our facilities.
Diversity & Inclusion
We encourage a diverse and inclusive workforce, helping our employees reach their full potential and promoting innovation. By embracing differences—whether race, gender, nationality, ability, orientation, or generation—we bring the best out of our people to drive business growth and long-term success.
To support networking and professional development opportunities, we endorse employee resource groups, which allow more inclusivity by offering an opportunity for employees to network, gain development, and provide input to leaders on specific needs. We strive for diverse representation at all levels through our talent management practices and employee development programs as we are committed to helping all employees develop. Diversity metrics are reported monthly to our management team.
We also have a Diversity and Inclusion Council, chaired by our chief executive officer and including members of the executive officer team, organizational and operational leaders, and individual employees, to promote policies, practices, and procedures that support the growth of a high-performing workforce where all individuals can achieve their full potential. The council serves as the governing body over enterprise diversity and inclusion initiatives.
Our Board of Directors includes 12 independent members, one-third of which are women. As part of the director selection and nominating process, the Governance and Sustainability Committee annually assesses the

Board’s diversity in such areas as geography, race, gender, ethnicity, and age. We strive to maintain a board of directors with diverse occupational and personal backgrounds.
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
•Demand for our services;
•The impact of the coronavirus (COVID-19) pandemic.
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
•Changes in maintenance and construction costs, as well as our ability to obtain sufficient construction- related inputs, including skilled labor;
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
•The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and other oil exporting nations to agree to and maintain oil price and production controls and the impact on domestic production;
•Changes in the current geopolitical situation;
•Changes in U.S. governmental administration and policies;
•Whether we are able to pay current and expected levels of dividends;
•Additional risks described in our filings with the Securities and Exchange Commission.
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
Our ability to maintain and expand our natural gas transportation and midstream businesses depends on the level of drilling and production by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves connected to our systems and processing facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital have, and may continue to, adversely affect the development and production of existing or additional natural gas reserves and the installation of gathering, storage, and pipeline transportation facilities. The import and export of natural gas supplies may also be affected by such conditions. Low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers. A failure to obtain access to sufficient natural gas supplies will adversely impact our ability to maximize the capacities of our gathering, transportation, and processing facilities.
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
The markets for natural gas, NGLs, oil, and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from one or more factors beyond our control, including:
•Imbalances in supply and demand whether rising from worldwide or domestic supplies of and demand for natural gas, NGLs, oil, and related commodities;
•Turmoil in the Middle East and other producing regions;

•The activities of OPEC and other countries, whether acting independently of or informally aligned with OPEC, which have significant oil, natural gas or other commodity production capabilities, including Russia;
•The level of consumer demand;
•The price and availability of other types of fuels or feedstocks;
•The availability of pipeline capacity;
•Supply disruptions, including plant outages and transportation disruptions;
•The price and quantity of foreign imports and domestic exports of natural gas and oil;
•Domestic and foreign governmental regulations and taxes;
•The credit of participants in the markets where products are bought and sold.
We are exposed to the credit risk of our customers and counterparties, and our credit risk management will not be able to completely eliminate such risk.
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make prepayments or provide security to satisfy credit concerns, or are dependent upon us, in some cases without a readily available alternative, to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer and counterparty credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with such customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness, and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups and other advocates. In some instances, we encounter opposition that disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.

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
Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing or treating pipelines, and facilities, NGL transportation, or fractionation or storage facilities as well as the expansion of existing facilities. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits, and other required inputs in a timely manner such that projects are completed, on time or at all, and the risk that construction cost overruns could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:
•Changing circumstances and deviations in variables could negatively impact our investment analysis, including our projections of revenues, earnings, and cash flow relating to potential investment targets, resulting in outcomes that are materially different than anticipated;
•We could be required to contribute additional capital to support acquired businesses or assets, and we may assume liabilities that were not disclosed to us, that exceed our estimates and for which contractual protections are either unavailable or prove inadequate;
•Acquisitions could disrupt our ongoing business, distract management, divert financial and operational resources from existing operations and make it difficult to maintain our current business standards, controls, and procedures;
•Acquisitions and capital projects may require substantial new capital, including the issuance of debt or equity, and we may not be able to access credit or capital markets or obtain acceptable terms.
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
•We cannot control the amount of cash reserves determined to be necessary to operate the business, which reduces cash available for distributions;
•We cannot control the amount of capital expenditures that we are required to fund and we are dependent on third parties to fund their required share of capital expenditures;
•We may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets;
•We may be forced to offer rights of participation to other joint venture participants in the area of mutual interest;
•We have limited ability to influence or control certain day to day activities affecting the operations;
•We may have additional obligations, such as required capital contributions, that are important to the success of the operations.
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
We rely on a limited number of customers and producers for a significant portion of our revenues and supply of natural gas and NGLs. Although many of our customers and suppliers are subject to long-term contracts, if we are unable to replace or extend such contracts, add additional customers, or otherwise increase the contracted volumes of natural gas provided to us by current producers, in each case on favorable terms, if at all, our financial condition, growth plans, and the amount of cash available to pay dividends could be adversely affected. Our ability to replace, extend, or add additional customer or supplier contracts, or increase contracted volumes of natural gas from current producers, on favorable terms, or at all, is subject to a number of factors, some of which are beyond our control, including:
•The level of existing and new competition in our businesses or from alternative sources, such as electricity, renewable resources, coal, fuel oils, or nuclear energy;
•Natural gas and NGL prices, demand, availability, and margins in our markets. Higher prices for energy commodities related to our businesses could result in a decline in the demand for those commodities and, therefore, in customer contracts or throughput on our pipeline systems. Also, lower energy commodity prices could negatively impact our ability to maintain or achieve favorable contractual terms, including pricing, and could also result in a decline in the production of energy commodities resulting in reduced customer contracts, supply contracts, and throughput on our pipeline systems;
•General economic, financial markets, and industry conditions;
•The effects of regulation on us, our customers, and our contracting practices;
•Our ability to understand our customers’ expectations, efficiently and reliably deliver high quality services and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.

Certain of our gas pipeline services are subject to long-term, fixed-price contracts that are not subject to adjustment, even if our cost to perform such services exceeds the revenues received from such contracts.
Our gas pipelines provide some services pursuant to long-term, fixed-price contracts. It is possible that costs to perform services under such contracts will exceed the revenues our pipelines collect for their services. Although other services are priced at cost-based rates that are subject to adjustment in rate cases, under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.
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
Certain of our accounting and information technology services are currently provided by third-party vendors, and sometimes from service centers outside of the United States. Services provided pursuant to these arrangements could be disrupted. Similarly, the expiration of agreements associated with such arrangements or the transition of services between providers could lead to loss of institutional knowledge or service disruptions. Our reliance on others as service providers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stockholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our

ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in our 2019 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change and environmental stewardship. It is possible, however, that our stockholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stockholders’ expectations, our business, ability to access capital, and/or our stock price could be harmed.
Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change, and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.
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
There are operational risks associated with the gathering, transporting, storage, processing, and treating of natural gas, the fractionation, transportation, and storage of NGLs, and crude oil transportation and production handling, including:
•Aging infrastructure and mechanical problems;
•Damages to pipelines and pipeline blockages or other pipeline interruptions;
•Uncontrolled releases of natural gas (including sour gas), NGLs, crude oil, or other products;
•Collapse or failure of storage caverns;
•Operator error;
•Damage caused by third-party activity, such as operation of construction equipment;
•Pollution and other environmental risks;
•Fires, explosions, craterings, and blowouts;

•Security risks, including cybersecurity;
•Operating in a marine environment.
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
We face risks related to the COVID-19 pandemic and other health epidemics
The global outbreak of the coronavirus (COVID-19) is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. We cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 poses a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in this report.
Our assets and operations, as well as our customers’ assets and operations, can be adversely affected by weather and other natural phenomena.
Our assets and operations, especially those located offshore, and our customers’ assets and operations can be adversely affected by hurricanes, floods, earthquakes, landslides, tornadoes, fires, and other natural phenomena and weather conditions, including extreme or unseasonable temperatures, making it more difficult for us to realize the historic rates of return associated with our assets and operations. A significant disruption in our or our customers’ operations or the occurrence of a significant liability for which we are not fully insured could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. Our Board of Directors has oversight responsibility with regard to assessment of the major risks inherent in our business, including cybersecurity risks, and reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Because we do not own these third-party pipelines or other facilities, their continuing operation is not within our control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnection or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated, or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We do not own all of the land on which our pipelines and facilities have been constructed. As such, we are subject to the possibility of increased costs to retain necessary land use. In those instances in which we do not own the land on which our facilities are located, we obtain the rights to construct and operate our facilities and gathering systems on land owned by third parties and governmental agencies for a specific period of time. In addition, some of our facilities cross Native American lands pursuant to rights-of-way of limited terms. We may not have the right of eminent domain over land owned by Native American tribes. Our loss of any of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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

Risks Related to Financing Our Business
A downgrade of our credit ratings, which are determined outside of our control by independent third parties, could impact our liquidity, access to capital, and our costs of doing business.
Downgrades of our credit ratings increase our cost of borrowing and could require us to provide collateral to our counterparties, negatively impacting our available liquidity. In addition, our ability to access capital markets could be limited by the downgrading of our credit ratings.
Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria such as, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are subject to revision or withdrawal at any time by the ratings agencies. As of the date of the filing of this report, we have been assigned an investment-grade credit rating by the credit ratings agencies.
Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our businesses may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion) as of December 31, 2020, was $22.3 billion.
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

Our debt service obligations and the covenants described above could have important consequences. For example, they could:
•Make it more difficult for us to satisfy our obligations with respect to our indebtedness, which could in turn result in an event of default on such indebtedness;
•Impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes;
•Diminish our ability to withstand a continued or future downturn in our business or the economy generally;
•Require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, the payments of dividends, general corporate purposes, or other purposes;
•Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to expand or pursue our business activities and preventing us from engaging in certain transactions that might otherwise be considered beneficial to us.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Note 14 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.
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

Our and our customers’ access to capital could be affected by financial institutions’ policies concerning fossil- fuel related businesses.

Public concern regarding the potential effects of climate change have directed increased attention towards the funding sources of fossil-fuel energy companies. As a result, certain financial institutions, funds, and other sources of capital have restricted or eliminated their investment in certain market segments of fossil-fuel related energy. Ultimately, limiting fossil-fuel related companies’ access to capital could make it more difficult for our customers to secure funding for exploration and production activities or for us to secure funding for growth projects. Such a lack of capital could also both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects.
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
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner that differs from prior regulatory action. New laws and regulations, including those pertaining to oil and gas hedging and cash collateral requirements, might also be adopted or become applicable to us, our customers, or our business activities. The change in the U.S. governmental administration and its policies may increase the likelihood of such legal and regulatory developments. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas and other products that we transport, gather, process, and treat could decline, our compliance costs could increase, and our results of operations could be adversely affected.
The natural gas sales, transportation, and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines and storage assets, including a reasonable rate of return.
In addition to regulation by other federal, state, and local regulatory authorities, interstate pipeline transportation and storage service is subject to regulation by the FERC. Federal regulation extends to such matters as:
•Transportation and sale for resale of natural gas in interstate commerce;
•Rates, operating terms, types of services, and conditions of service;
•Certification and construction of new interstate pipelines and storage facilities;

•Acquisition, extension, disposition, or abandonment of existing interstate pipelines and storage facilities;
•Accounts and records;
•Depreciation and amortization policies;
•Relationships with affiliated companies that are involved in marketing functions of the natural gas business;
•Market manipulation in connection with interstate sales, purchases, or transportation of natural gas.
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
Our operations are subject to extensive federal, state, tribal, and local laws and regulations governing environmental protection, endangered and threatened species, the discharge of materials into the environment, and the security of chemical and industrial facilities. Substantial costs, liabilities, delays, and other significant issues related to environmental laws and regulations are inherent in the gathering, transportation, storage, processing, and treating of natural gas, fractionation, transportation, and storage of NGLs, and crude oil transportation and production handling as well as waste disposal practices and construction activities. New or amended environmental laws and regulations can also result in significant increases in capital costs we incur to comply with such laws and regulations. Failure to comply with these laws, regulations, and permits may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, and delays or denials in granting permits.
Joint and several strict liability may be incurred without regard to fault under certain environmental laws and regulations, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
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
In addition, climate change regulations and the costs that may be associated with such regulations and with the regulation of emissions of GHGs have the potential to affect our business. Regulatory actions by the Environmental Protection Agency or the passage of new climate change laws or regulations could result in increased costs to operate and maintain our facilities, install new emission controls on our facilities, or administer and manage any GHG emissions program. We believe it is possible that future governmental legislation and/or regulation may require us either to limit GHG emissions associated with our operations or to purchase allowances for such emissions. We could also be subjected to a carbon tax assessed on the basis of carbon dioxide emissions or otherwise. However, we cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”)

together with systems of permitted emissions allowances. These proposals could require us to reduce emissions or to purchase allowances for such emissions.
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
General Risk Factors
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
We may not have sufficient cash each quarter to pay dividends or maintain current or expected levels of dividends. The actual amount of cash we dividend may fluctuate from quarter to quarter and will depend on various factors, some of which are beyond our control, including:
•The amount of cash that our subsidiaries distribute to us;
•The amount of cash we generate from our operations, our working capital needs, our level of capital expenditures, and our ability to borrow;
•The restrictions contained in our indentures and credit facility and our debt service requirements;
•The cost of acquisitions, if any.
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
Item 3. Legal Proceedings
Environmental
Certain reportable legal proceedings involving governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment are described below. While it is not possible for us to predict the final outcome of the proceedings that are still pending, we do not anticipate a material effect on our consolidated financial position if we receive an unfavorable outcome in any one or more of such proceedings. Our threshold for disclosing material environmental legal proceedings involving a governmental authority where potential monetary sanctions are involved is $1 million.
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
Other litigation
The additional information called for by this Item is provided in Note 16 – Stockholders' Equity and Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The name, title, age, period of service, and recent business experience of each of our executive officers as of February 24, 2021, are listed below.

Name and Position	Age	Business Experience in Past Five Years

Alan S. Armstrong	58	2011 to present	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Director, Chief Executive Officer, and President		2015 to 2018	Chairman of the Board, WPZ
		2014 to 2018	Chief Executive Officer, WPZ
		2012 to 2018	Director of the general partner, WPZ
Walter J. Bennett	51	2020 to present	Senior Vice President Gathering & Processing, The Williams Companies, Inc.
Senior Vice President Gathering & Processing		2015 to 2019	Senior Vice President – West, The Williams Companies, Inc.
		2013 to 2018	Senior Vice President – West of the general partner, WPZ
		2017	Director of the general partner, WPZ
John D. Chandler	51	2017 to present	Senior Vice President and Chief Financial Officer, The Williams Companies, Inc.
Senior Vice President and Chief Financial Officer		2017 to 2018	Director of the general partner, WPZ
Debbie Cowan	43	2018 to present	Senior Vice President and Chief Human Resources Officer, The Williams Companies, Inc.
Senior Vice President and Chief Human Resources Officer		2013 to 2018	Global Vice President of Human Resources, Koch Chemical Technology Group, LLC
Micheal G. Dunn	55	2017 to present	Executive Vice President and Chief Operating Officer, The Williams Companies, Inc.
Executive Vice President and Chief Operating Officer		2017 to 2018	Director of the general partner, WPZ
		2015 to 2016	President / Executive Vice President, Questar Pipeline / Questar Corporation
Scott A. Hallam	44	2020 to present	Senior Vice President Transmission & Gulf of Mexico, The Williams Companies, Inc.
Senior Vice President Transmission & Gulf of Mexico		2019	Senior Vice President – Atlantic-Gulf, The Williams Companies, Inc.
		2017 to 2019	Vice President GM Atlantic-Gulf, The Williams Companies, Inc.
		2015 to 2017	Vice President Northeast OA, The Williams Companies, Inc.
John D. Porter	51	2020 to present	Vice President, Chief Accounting Officer, Controller and Financial Planning & Analysis, The Williams Companies, Inc.
Vice President, Chief Accounting Officer, Controller and Financial Planning & Analysis		2017 to 2019	Vice President Enterprise Financial Planning & Analysis and Investor Relations, The Williams Companies
		2013 to 2017	Director of Investor Relations & Enterprise Planning

Name and Position	Age	Business Experience in Past Five Years
Chad A. Teply	49	2020 to present	Senior Vice President – Project Execution, The Williams Companies, Inc.
Senior Vice President – Project Execution		2017 to 2020	Senior Vice President – Business Policy and Development, PacifiCorp
		2009 to 2017	Vice President – Resource Development and Construction, PacifiCorp
T. Lane Wilson	54	2017 to present	Senior Vice President and General Counsel, The Williams Companies, Inc.
Senior Vice President and General Counsel		2009 to 2017	United States Magistrate Judge for the Northern District of Oklahoma
Chad J. Zamarin	44	2017 to present	Senior Vice President – Corporate Strategic Development, The Williams Companies, Inc.
Senior Vice President – Corporate Strategic Development		2017 to 2018	Director of the general partner, WPZ
		2014 to 2017	President – Pipeline and Midstream, Cheniere Energy

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 19, 2021, we had 6,353 holders of record of our common stock.
Performance Graph
Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index, the Bloomberg Americas Pipelines Index, and the Arca Natural Gas Index for the period of five fiscal years commencing January 1, 2016. The Bloomberg Americas Pipelines Index is composed of Enbridge Inc., TC Energy Corporation, Kinder Morgan, Inc., ONEOK, Inc., Cheniere Energy, Inc., Pembina Pipeline Corporation, New Fortress Energy Inc., Inter Pipeline Ltd., Hess Midstream LP, and Williams. The Arca Natural Gas Index is comprised of over 20 highly capitalized companies in the natural gas industry involved primarily in natural gas exploration and production and natural gas pipeline transportation and transmission. The graph below assumes an investment of $100 at the beginning of the period.

Cumulative Total Shareholder Return

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
Dollars
The Williams Companies, Inc.
S&P 500 Index
Bloomberg Americas Pipelines Index
Arca Natural Gas Index
2015
2016
2017
2018
2019
2020

	2015	2016	2017	2018	2019	2020
The Williams Companies, Inc.	100.0	131.4	134.1	102.0	116.6	107.7
S&P 500 Index	100.0	112.0	136.4	130.4	171.4	203.0
Bloomberg Americas Pipelines Index	100.0	146.8	146.4	125.6	169.8	134.4
Arca Natural Gas Index	100.0	146.6	125.1	85.4	84.4	73.0

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
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 99 percent interest in Caiman II (a former equity-method investment which is a consolidated entity following our November 2020 acquisition of an additional ownership interest) which owns a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II).
•Other includes certain previously owned operations, minor business activities that are not reportable segments, as well as corporate operations.

Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.
Dividends
In December 2020, we paid a regular quarterly dividend of $0.40 per share. On January 26, 2021, our board of directors approved a regular quarterly dividend of $0.41 per share payable on March 29, 2021.
Overview
Net income (loss) attributable to The Williams Companies, Inc., for the year ended December 31, 2020, decreased $639 million compared to the year ended December 31, 2019, reflecting:
•An $860 million increase in Impairment of equity-method investments;
•A $187 million Impairment of goodwill in 2020;
•A $123 million unfavorable change in Net income (loss) attributable to noncontrolling interests primarily driven by a reduced share of certain impairment charges attributable to noncontrolling interests;
•The absence of a $122 million gain recognized on the sale of our interest in an equity-method investment in 2019;
•A $76 million unfavorable change in Other income (expense) – net.
These unfavorable changes were partially offset by:
•A $282 million decrease in Impairment of certain assets;
•A $234 million favorable change in Operating and maintenance expenses and Selling, general, and administrative expenses, driven by lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020 as well as the benefit of a change in an employee benefit policy;
•A $256 million favorable change in Provision (benefit) for income taxes.
Acquisition of Caiman II (Blue Racer)
As of December 31, 2019, we effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent interest in Caiman II, whose primary asset is a 50 percent interest in Blue Racer. On November 18, 2020, we paid $157 million, net of cash acquired, to acquire an additional 41 percent ownership interest in Caiman II. We now control and consolidate Caiman II, reporting the 50 percent interest in Blue Racer as an equity-method investment.
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
Southeastern Trail
In October 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from the Pleasant Valley interconnect with Dominion’s Cove Point Pipeline in Virginia to the Station 65 pooling point in Louisiana. We placed 230 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and the project was fully in service on January 1, 2021. In total, the project increased capacity by 296 Mdth/d.
West
Project Bluestem
We expanded our presence in the Mid-Continent region through building a 189-mile NGL pipeline from our fractionator and NGL storage facilities near Conway, Kansas, to an interconnection with a third-party NGL pipeline system in Oklahoma, providing us with firm access to Mt. Belvieu pricing. As part of the project, the third party constructed a 110-mile pipeline extension of its existing NGL pipeline system that will have an initial capacity of 120 Mbbls/d. The pipeline and extension projects were placed into service on December 1, 2020. Further, during the first quarter of 2019, we exercised an option to purchase a 20 percent equity interest in Targa Train 7, a Mt. Belvieu fractionation train developed by the third party, which was placed into service in the first quarter of 2020.
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
In November 2020, we reached a global resolution with Chesapeake as part of Chesapeake’s restructuring process. The resolution was approved by the bankruptcy court in December 2020 and per the terms, Chesapeake paid all outstanding pre-petition amounts due to us. Additional terms include reduced gathering fees in the Haynesville Shale region, continuation of the gathering agreements in the Eagle Ford Shale and Marcellus Shale regions, a long-term gas supply commitment for Transco’s Regional Energy Access pipeline currently under development, and transferring certain natural gas properties in Louisiana to us.
Company Outlook
Our strategy is to provide large-scale energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We accomplish this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. We continue to maintain a strong commitment to safety, environmental stewardship, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe and reliable service to our customers and an attractive return to our shareholders. Our business plan for 2021 includes a continued focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs.
The credit profiles of certain of our producer customers continue to be challenged, including some that have filed for bankruptcy protection. However, we note that the physical nature of services we provide supports the success of these customers. In many cases, we have long-term acreage dedications with strong historical contractual conveyances that create real estate interests in unproduced gas. Our gathering lines in many cases are physically connected to the customers’ wellheads and pads, and there may not be alternative gathering lines nearby. The construction of gathering systems is capital intensive and it would be costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting customers’ production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows.
In 2021, our operating results are expected to benefit from growth in our Northeast G&P gathering and processing volumes. We also anticipate increases from Transco expansion projects and higher Gulf of Mexico results primarily due to lower anticipated hurricane impacts. These increases will be partially offset by a decrease in West results, including a reduction in NGL transportation volumes on OPPL and certain fee reductions in the Haynesville area in exchange for upstream value in natural gas properties. We also expect a modest increase in expenses, including higher operating taxes.
Our growth capital and investment expenditures in 2021 are expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2021 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business and opportunities in the Haynesville area. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
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
•Counterparty credit and performance risk, including unexpected developments in customer bankruptcy proceedings;
•Unexpected significant increases in capital expenditures or delays in capital project execution;
•Unexpected changes in customer drilling and production activities, which could negatively impact gathering and processing volumes;
•Lower than anticipated demand for natural gas and natural gas products which could result in lower than expected volumes, energy commodity prices, and margins;

•General economic, financial markets, or further industry downturns, including increased interest rates;
•Physical damages to facilities, including damage to offshore facilities by weather-related events;
•Other risks set forth under Part I, Item 1A. Risk Factors in this report.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets that continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Northeast Supply Enhancement

In May 2019, we received approval from the FERC to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. However, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection were denied in May 2020. We have not refiled our applications for those approvals. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, recent developments in the political and regulatory environments have caused us to slightly lower that assessed probability such that the capitalized project costs now require impairment. See further discussion in Critical Accounting Estimates.
Leidy South
In July 2020, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project into service as early as the fourth quarter of 2021, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 582 Mdth/d.
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

	Benefit Cost		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$2	$3	$(101)	$119
Expected long-term rate of return on plan assets	(12)	12	—	—
Cash balance interest crediting rate	9	(4)	67	(57)
Other postretirement benefits:
Discount rate	—	1	(24)	30
Expected long-term rate of return on plan assets	(3)	3	—	—
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
Our expected long-term rate of return on plan assets used for our pension plans was 4.67 percent in 2020. The 2020 actual return on plan assets for our pension plans was approximately 17.9 percent. The 10-year average rate of return on pension plan assets through December 2020 was approximately 8.6 percent. The expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance. Changes to our asset allocation also impact the expected rates of return.
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
As a result, we estimated the fair value of these equity-method investments in accordance with ASC Topic 820, “Fair Value Measurement,” as of the March 31, 2020, measurement date. In assessing the fair value, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA market multiples as compared with recent history, and significantly higher industry weighted-average discount rates. As a result, we determined that there were other-than-temporary declines in the fair value of certain of our equity-method investments, resulting in recognized impairments during the first quarter of 2020 totaling $938 million. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements.) This included impairments of certain of our equity-method investments in our Northeast G&P segment totaling $405 million, primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices, which historically trend with crude oil prices. This total was primarily comprised of impairments of our investment in Caiman II and predominantly wet-gas gathering systems that are part of Appalachia Midstream Investments. We also recognized an impairment of $97 million related to Discovery within the Transmission & Gulf of Mexico segment. We estimated the fair value of these investments as of the March 31, 2020, measurement date utilizing income and market approaches, which were impacted by assumptions reflecting the significant recent market declines previously discussed, such as higher discount rates, ranging from 9.7 percent to 13.5 percent, and lower EBITDA multiples ranging from 5.0x to 6.2x. We also considered any debt held at the investee level, and its impact to fair value. At that time we estimated that a one percentage point increase or decrease in the discount rates used would increase these recognized impairments by approximately $197 million or decrease the level of these recognized impairments by approximately $121 million and a 0.5x increase or decrease in the EBITDA multiples assumed would decrease or increase the level of impairments recognized by approximately $48 million.
During the first quarter of 2020 we also recognized $436 million of impairments within our West segment related to our investments in RMM and Brazos Permian II, measured using an income approach. Both investees operate in primarily crude oil-driven basins where our gathering volumes are driven by crude oil drilling. Our expectation of continued lower crude oil prices and related expectation of significant reductions in current and future producer activities in these areas led to reduced estimates of expected future cash flows. Our fair value estimates also reflected increases in the discount rates to approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. At that time we estimated that a one percentage point increase in the discount rate would increase these recognized impairments by approximately $32 million, while a one percentage point decrease would decrease these impairments by approximately $43 million.

During the fourth quarter of 2020, RMM renegotiated service contracts with a significant customer in connection with the customer’s Chapter 11 bankruptcy proceedings. The renegotiated contracts result in lower service rates, and lower projected future cash flows. As a result, we recognized an additional $108 million impairment of our investment in RMM, measured using an income approach. Our estimate of fair value reflects a discount rate of 18 percent. We estimate that a one percentage point increase in the discount rate would increase the recognized impairment by approximately $24 million, while a one percentage point decrease would decrease these impairments by approximately $26 million.
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
We also evaluated $212 million of capitalized project development costs for the Northeast Supply Enhancement project for impairment as of December 31, 2020. As previously discussed, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project.
Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, recent developments in the political and regulatory environments have caused us to slightly lower that assessed probability such that the capitalized project costs now require impairment. The estimated fair value of the materials within capitalized project costs was determined to be $42 million and considered other internal uses and estimated salvage values. The remaining capitalized costs were determined to have no fair value. As a result, we recognized an impairment charge of $170 million within our Transmission & Gulf of Mexico segment during the fourth quarter of 2020. Our assumption regarding the probability of completing the project is subjective and required management to exercise significant judgment. The use of an alternate judgment could have resulted in a different conclusion regarding the need to evaluate the project for impairment.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,
	2020	$ Change from 2019*	% Change from 2019*	2019	$ Change from 2018*	% Change from 2018*	2018
	(Millions)
Revenues:
Service revenues	$5,924	-9	—%	$5,933	+431	+8%	$5,502
Service revenues – commodity consideration	129	-74	-36%	203	-197	-49%	400
Product sales	1,666	-399	-19%	2,065	-719	-26%	2,784
Total revenues	7,719			8,201			8,686
Costs and expenses:
Product costs	1,545	+416	+21%	1,961	+746	+28%	2,707
Processing commodity expenses	68	+37	+35%	105	+32	+23%	137
Operating and maintenance expenses	1,326	+142	+10%	1,468	+39	+3%	1,507
Depreciation and amortization expenses	1,721	-7	—%	1,714	+11	+1%	1,725
Selling, general, and administrative expenses	466	+92	+16%	558	+11	+2%	569
Impairment of certain assets	182	+282	+61%	464	+1,451	+76%	1,915
Impairment of goodwill	187	-187	NM	—	—	—	—
Gain on sale of certain assets and businesses	—	+2	+100%	2	-694	NM	(692)
Other (income) expense – net	22	-14	-175%	8	+42	+84%	50
Total costs and expenses	5,517			6,280			7,918
Operating income (loss)	2,202			1,921			768
Equity earnings (losses)	328	-47	-13%	375	-21	-5%	396
Impairment of equity-method investments	(1,046)	-860	NM	(186)	-154	NM	(32)
Other investing income (loss) – net	8	-99	-93%	107	-112	-51%	219
Interest expense	(1,172)	+14	+1%	(1,186)	-74	-7%	(1,112)
Other income (expense) – net	(43)	-76	NM	33	-59	-64%	92
Income (loss) from continuing operations before income taxes	277			1,064			331
Less: Provision (benefit) for income taxes	79	+256	+76%	335	-197	-143%	138
Income (loss) from continuing operations	198			729			193
Income (loss) from discontinued operations	—	+15	+100%	(15)	-15	NM	—
Net income (loss)	198			714			193
Less: Net income (loss) attributable to noncontrolling interests	(13)	-123	-90%	(136)	+484	NM	348
Net income (loss) attributable to The Williams Companies, Inc.	$211			$850			$(155)
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2020 vs. 2019
Service revenues decreased primarily due to lower volumes in our West segment, lower deferred revenue amortization at Gulfstar One, the expiration of an MVC agreement in the Barnett Shale region, and temporary shut-ins at certain offshore Gulf of Mexico operations. This decrease was partially offset by higher Northeast G&P revenues driven by higher volumes and the March 2019 consolidation of UEOM (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements), higher MVC revenue in our West segment, as well as higher transportation fee revenues at Transco and Northwest Pipeline associated with expansion projects placed in service in 2019 and 2020, increased volumes in the Eastern Gulf region, and higher deficiency fee revenue associated with lower volumes at OPPL.
Service revenues – commodity consideration decreased due to lower commodity prices, as well as lower equity NGL processing volumes due to less producer drilling activity. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold within the month processed and therefore are offset within Product costs below.
Product sales decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL sales activities, as well as lower volumes associated with our equity NGL sales activities, partially offset by higher marketing volumes. This decrease also includes lower system management gas sales. Marketing sales and system management gas sales are substantially offset within Product costs.
Product costs decreased primarily due to lower NGL and natural gas prices associated with our marketing and equity NGL production activities. This decrease also includes lower volumes acquired as commodity consideration for NGL processing services and lower system management gas purchases, partially offset by higher volumes for marketing activities.
Processing commodity expenses decreased primarily due to lower natural gas purchases associated with equity NGL production primarily due to lower natural gas prices and lower volumes.
Operating and maintenance expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a change in an employee benefit policy (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), and lower maintenance and operating costs primarily due to timing and scope of activities. These decreases are partially offset by higher expenses related to the consolidation of UEOM.
Depreciation and amortization expenses increased primarily due to new assets placed in service and the March 2019 consolidation of UEOM, partially offset by lower expense related to assets that became fully depreciated in the fourth quarter of 2019.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a change in an employee benefit policy (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), and the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV.
Impairment of certain assets includes the 2019 impairments of our Constitution development project, certain Eagle Ford Shale gathering assets, and certain idle gathering assets. The asset impairments in 2020 included our Northeast Supply Enhancement development project and certain gathering assets in the Marcellus Shale region (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Impairment of goodwill reflects the goodwill impairment charge at the Northeast reporting unit in 2020 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).

Equity earnings (losses) changed unfavorably primarily due to our share of 2020 impairments at equity-method investments (see Note 7 – Investing Activities of Notes to Consolidated Financial Statements), and lower volumes at OPPL and Discovery. These decreases were partially offset by favorable amortization of basis differences related to impairments of several of our equity-method investments which were recognized in first quarter 2020, as well as higher volumes at Appalachia Midstream Investments, increased results at Blue Racer/Caiman II driven by higher volumes and a higher ownership interest, and the absence of 2019 losses at Brazos Permian II.
Impairment of equity-method investments includes impairments of various equity-method investments in 2020 and 2019 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
The unfavorable change in Other investing income (loss) – net is primarily due to the absence of a 2019 gain on the sale of our equity-method investment in Jackalope, partially offset by the absence of a 2019 loss on the deconsolidation of Constitution (see Note 7 – Investing Activities of Notes to Consolidated Financial Statements).
The unfavorable change in Other income (expense) – net below Operating income (loss) includes a charge in the fourth quarter 2020 for a legal settlement associated with former olefins operations, lower equity allowance for funds used during construction (AFUDC), and 2020 write-offs of certain regulatory assets related to cancelled projects.
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the absence of the 2019 impairment of our Constitution development project and the impact from the formation of the Northeast JV in June 2019, partially offset by the first-quarter 2020 goodwill impairment charge at the Northeast reporting unit, and lower Gulfstar One results.
2019 vs. 2018
Service revenues increased primarily due to higher transportation fee revenues at Transco associated with expansion projects placed in service in 2018 and 2019, as well as the impact of the consolidation of UEOM, higher Northeast volumes at the Susquehanna Supply Hub and Ohio Valley Midstream regions, and higher gathering rates and volumes at the Utica Shale region. These increases are partially offset by the absence of revenues associated with asset divestitures and deconsolidations during 2018, including our former Four Corners area operations (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements), as well as lower revenue in the Barnett Shale associated with the end of a contractual MVC period and lower revenue at Gulfstar One primarily associated with producer operational issues.
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
Depreciation and amortization expenses decreased primarily due to the 2018 impairment of certain assets in the Barnett Shale region, which serves to reduce depreciation prospectively, and the absence of assets disposed including our former Four Corners area operations, partially offset by new assets placed in service and by the impact of the consolidation of UEOM.
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
Impairment of certain assets includes 2019 impairments of our Constitution development project, certain Eagle Ford Shale gathering assets, and certain idle gathering assets. Asset impairments in 2018 included certain assets in the Barnett Shale region and certain idle pipelines (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Gain on sale of certain assets and businesses includes gains recognized on the sales of our Four Corners area and our Gulf Coast pipeline systems in 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) includes net favorable changes to charges and credits to regulatory assets and liabilities, partially offset by the absence of a 2018 gain on asset retirement.
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
The unfavorable change in Impairment of equity-method investments includes 2019 noncash impairments, partially offset by the absence of a 2018 impairment of UEOM (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
The unfavorable change in Other investing income (loss) – net includes the absence of 2018 gains on the deconsolidations of our Delaware basin assets and Jackalope, and a 2019 loss on the deconsolidation of Constitution. These were partially offset by a 2019 gain on the disposition of Jackalope (see Note 7 – Investing Activities of Notes to Consolidated Financial Statements).
Interest expense increased primarily due to an increase in financing obligations associated with Transco’s Atlantic Sunrise project and lower Interest capitalized related to construction projects that have been placed into service.
The unfavorable change in Other income (expense) – net below Operating income (loss) is primarily due to a decrease in equity AFUDC associated with reduced capital expenditures on projects (see Note 6 – Other Income and

Expenses of Notes to Consolidated Financial Statements), partially offset by the absence of 2018 unfavorable settlement charges from our pension early payout program.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income attributable to The Williams Companies, Inc, partially offset by the absence of a charge to establish $105 million valuation allowance, recorded in 2018, on certain deferred tax assets that may not be realized following the WPZ merger. See Note 8 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The favorable change in Net income (loss) attributable to noncontrolling interests is primarily due to our third- quarter 2018 acquisition of the publicly held interests in WPZ associated with the WPZ Merger, the impairment of Constitution project costs, and lower results at Gulfstar One.
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
Transmission & Gulf of Mexico

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Service revenues	$3,257	$3,311	$2,953
Service revenues – commodity consideration	21	41	59
Product sales	191	288	435
Segment revenues	3,469	3,640	3,447

Product costs	(193)	(288)	(438)
Processing commodity expenses	(7)	(16)	(16)
Other segment costs and expenses	(886)	(984)	(964)
Impairment of certain assets	(170)	(354)	—
Gain on sale of certain assets and businesses	—	—	81
Proportional Modified EBITDA of equity-method investments	166	177	183
Transmission & Gulf of Mexico Modified EBITDA	$2,379	$2,175	$2,293

Commodity margins	$12	$25	$40
2020 vs. 2019
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to lower Impairment of certain assets and favorable changes to Other segment costs and expenses, partially offset by decreased Service revenues.
Service revenues decreased primarily due to:
•A $115 million decrease due to lower deferred revenue amortization associated with the end of the exclusive use period at Gulfstar One for the Tubular Bells field;
•A $42 million decrease due to temporary shut-ins primarily at Perdido and Gulfstar One related to Gulf of Mexico weather-related events, pricing, and scheduled maintenance;

•A $32 million decrease due to lower volumes at Gulfstar One in the Gunflint field due to ongoing operational issues; partially offset by
•A $65 million increase in Transco’s and Northwest Pipeline’s natural gas transportation revenues associated with expansion projects placed in service in 2019 and 2020;
•A $44 million increase at Gulfstar One associated with higher volumes in the Tubular Bells field due to a new well and higher production;
•A $24 million increase associated with volumes from Norphlet placed in service in June 2019.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased $11 million driven by lower commodity prices and volumes. Additionally, the decrease in Product sales includes a $47 million decrease in commodity marketing sales due to lower NGL prices and volumes and $27 million lower system management gas sales. Marketing sales and system management gas sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a change in an employee benefit policy (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), lower maintenance costs primarily due to a decrease in contracted services related to general maintenance and other testing at Transco, the absence of a 2019 charge for reversal of costs capitalized in previous periods and net favorable changes to charges and credits associated with a regulatory asset related to Transco’s asset retirement obligations, partially offset by lower equity AFUDC and higher operating taxes.
Impairment of certain assets includes the absence of the impairment of our Constitution development project in 2019, partially offset by the impairment of our Northeast Supply Enhancement development project in 2020 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased at Discovery driven by lower volumes due to scheduled maintenance and temporary shut-ins related to Gulf of Mexico weather-related events and pricing.
2019 vs. 2018
Transmission & Gulf of Mexico Modified EBITDA decreased primarily due to the impairment of Constitution, the absence of a 2018 Gain on sale of certain assets and businesses, and higher Other segment costs and expenses, partially offset by increased Service revenues related to expansion projects placed into service during 2018 and 2019.
Service revenues increased primarily due to a $403 million increase in Transco’s natural gas transportation revenues primarily driven by a $358 million increase related to expansion projects placed in service in 2018 and 2019, as well as higher revenue associated with Transco’s general rate case settlement and increased amounts for reimbursable power and storage expenses. Partially offsetting these increases were lower fee revenues of $62 million primarily due to producer operational issues and lower deferred revenue amortization at Gulfstar One, as well as the sale of certain Gulf Coast pipeline assets in fourth-quarter 2018.
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
Other segment costs and expenses increased primarily due a $56 million unfavorable change in Transco’s equity AFUDC due to lower construction activity, a $39 million charge in 2019 for severance and related costs primarily associated with our 2019 VSP, a $21 million increase in reimbursable power and storage expenses, $16 million of expense in 2019 related to the reversal of expenditures previously capitalized, and the absence of a $12 million 2018 gain on asset retirements. These unfavorable changes were partially offset by $77 million of net favorable changes to charges and credits associated with regulatory assets and liabilities, which were significantly driven by the previously mentioned settlement in Transco’s general rate case, a $46 million decrease in Transco’s contracted services compared to 2018 mainly due to the timing of required engine overhauls and integrity testing, and the absence of a 2018 unfavorable charge of $12 million for a regulatory liability associated with a decrease in Northwest Pipeline’s estimated deferred state income tax rate following the WPZ Merger.
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
Northeast G&P

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Service revenues	$1,465	$1,338	$976
Service revenues – commodity consideration	7	12	20
Product sales	57	150	287
Segment revenues	1,529	1,500	1,283

Product costs	(57)	(152)	(289)
Processing commodity expenses	(3)	(8)	(9)
Other segment costs and expenses	(441)	(470)	(392)
Impairment of certain assets	(12)	(10)	—
Proportional Modified EBITDA of equity-method investments	473	454	493
Northeast G&P Modified EBITDA	$1,489	$1,314	$1,086

Commodity margins	$4	$2	$9
2020 vs. 2019
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, lower Other segment costs and expenses, and increased Proportional Modified EBITDA of equity-method investments, in addition to the favorable impact of acquiring the additional interest in UEOM, which is a consolidated entity after the remaining ownership interest was purchased in March 2019.
Service revenues increased primarily due to:
•A $94 million increase at the Northeast JV, including $62 million higher processing, fractionation, transportation, and gathering revenues primarily due to higher volumes and a $32 million increase associated with the consolidation of UEOM, as previously discussed;

•A $20 million increase in gathering revenues associated with higher volumes in the Utica Shale region;
•A $13 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses.
Product sales decreased primarily due to lower NGL volumes and prices within our marketing activities, and lower system management gas sales. Marketing sales and system management gas sales are offset by similar changes in marketing purchases and system management gas purchases, reflected above as Product costs, and therefore have little impact to Modified EBITDA.
Other segment costs and expenses decreased due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a change in an employee benefit policy (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), and lower maintenance and operating expenses primarily due to timing and scope of activities. Additionally, expenses changed favorably due to the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV. These decreases were partially offset by higher reimbursable electricity expenses, increased expenses associated with the consolidation of UEOM, and the absence of a favorable customer settlement in 2019.
Impairment of certain assets includes a $12 million impairment of certain gathering assets in the Marcellus Shale region in 2020 and a $10 million write-down of other certain assets that were no longer in use or were surplus in nature in 2019 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments driven by higher volumes, partially offset by a $26 million decrease for our share of an impairment of certain assets. Additionally, there was an increase at Blue Racer/Caiman II primarily due to higher volumes and the favorable impact of increased ownership, partially offset by a $10 million decrease for our share of an impairment of certain assets. These increases were partially offset by a $16 million decrease as a result of the consolidation of UEOM in 2019, as previously discussed, as well as a decrease at Laurel Mountain primarily due to $11 million for our share of an impairment of certain assets that were subsequently sold, partially offset by higher volumes, and a decrease at Aux Sable.
2019 vs. 2018
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues due to increased gathering volumes, as well as the $38 million favorable impact of acquiring the additional interest in UEOM, partially offset by 2019 impairments.
Service revenues increased primarily due to:
•A $158 million increase associated with the consolidation of UEOM, as previously discussed;
•A $102 million increase associated with higher gathering revenues at Susquehanna Supply Hub reflecting 18 percent higher gathering volumes due to increased production from customers and higher rates;
•A $49 million increase at Ohio Valley Midstream primarily due to higher gathering, processing, and transportation volumes;
•A $36 million increase in gathering revenues in the Utica Shale region due to higher rates and volumes from new wells;
•A $14 million increase in compression revenues for services charged to an affiliate driven by higher volumes.
Product sales decreased primarily due to lower non-ethane volumes and prices within our marketing activities. The changes in marketing revenues are offset by similar changes in marketing purchases, reflected above as Product costs.

Other segment costs and expenses increased primarily due to:
•A $53 million increase associated with the consolidation of UEOM;
•A $10 million increase related to transaction expenses associated with the acquisition of UEOM and the formation of the Northeast JV;
•A $7 million charge in 2019 for severance and related costs primarily associated with our VSP.
Impairment of certain assets increased due to a $10 million write-down of other certain assets that are no longer in use or are surplus in nature in 2019 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased $59 million as a result of the consolidation of UEOM and $10 million due to unfavorable rates reflecting lower NGL prices at Aux Sable. This decrease was partially offset by a $29 million increase at Appalachia Midstream Investments, reflecting higher volumes due to increased customer production.
West

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Service revenues	$1,280	$1,364	$1,641
Service revenues – commodity consideration	101	150	321
Product sales	1,562	1,797	2,448
Segment revenues	2,943	3,311	4,410

Product costs	(1,520)	(1,774)	(2,448)
Processing commodity expenses	(58)	(79)	(116)
Other segment costs and expenses	(477)	(519)	(644)
Impairment of certain assets	—	(100)	(1,849)
Gain on sale of certain assets and businesses	—	(2)	591
Proportional Modified EBITDA of equity-method investments	110	115	94
West Modified EBITDA	$998	$952	$38

Commodity margins	$85	$94	$205
2020 vs. 2019
West Modified EBITDA increased primarily due to the absence of Impairment of certain assets and lower Other segment costs and expenses, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•An $83 million decrease associated with lower volumes, excluding the Eagle Ford Shale region;
•A $72 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues associated with the second-quarter 2019 expiration of the MVC agreement in the Barnett Shale region;
•A $47 million decrease associated with lower rates, excluding the Eagle Ford Shale region, driven by lower commodity pricing in the Barnett Shale region and the expiration of a cost-of-service period on a contract in the Mid-Continent region;
•An $11 million decrease associated with lower fractionation fees driven by lower volumes;

•An $8 million decrease driven by the absence of a favorable 2019 cost-of-service agreement adjustment in the Mid-Continent region; partially offset by
•A $91 million increase in the Eagle Ford Shale region due to higher MVC revenue and higher rates, partially offset by lower volumes primarily due to decreased producer activity, including temporary shut-ins on certain gathering systems;
•A $29 million increase associated with a temporary volume deficiency fee associated with reduced volumes from a shipper on OPPL;
•A $26 million increase in the Wamsutter region associated with higher MVC revenue.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Product margins from our equity NGLs decreased $29 million primarily due to:
•A $35 million decrease associated with lower sales prices primarily due to 25 percent lower average net realized per-unit non-ethane sales prices;
•A $15 million decrease primarily associated with 14 percent lower non-ethane sales volumes driven by less producer drilling activity; partially offset by
•A $21 million increase related to a decline in natural gas purchases associated with equity NGL production due to lower natural gas prices and lower equity non-ethane production volumes.
Additionally, marketing margins increased by $23 million primarily due to favorable changes in net commodity prices. The decrease in Product sales includes a $168 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher marketing sales volumes. An $18 million decrease in other product sales also contributed to the overall decrease. These decreases are substantially offset in Product costs.
Other segment costs and expenses decreased primarily due to lower employee-related expenses driven by the absence of 2019 severance and related costs and the associated reduced costs in 2020, and the favorable impact of a change in an employee benefit policy (see Note 6 – Other Income and Expenses of Notes to Consolidated Financial Statements), as well as lower operating costs due to fewer leased compressors and lower maintenance costs primarily due to timing and scope of activities. These favorable changes are partially offset by the absence of $12 million in favorable settlements in 2019.
Impairment of certain assets decreased primarily due to the absence of a $79 million impairment of certain Eagle Ford Shale gathering assets and a $12 million impairment of certain idle gathering assets in 2019 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL and the absence of the Jackalope equity-method investment sold in April 2019, partially offset by growth at the RMM, Brazos Permian II, and Targa Train 7 equity-method investments.
2019 vs. 2018
West Modified EBITDA increased primarily due to lower Impairment of certain assets and lower Other segment costs and expenses, partially offset by a lower gain on sale of certain assets in 2019, lower Service revenues, and lower commodity margins.
Service revenues decreased primarily due to:
•A $218 million decrease associated with asset divestitures and deconsolidations during 2018 and 2019, including our former Four Corners area assets, certain Delaware basin assets that were contributed to our

Brazos Permian II equity-method investment, and our Jackalope assets which were deconsolidated in second-quarter 2018 and subsequently sold in second-quarter 2019;
•A $57 million decrease driven by lower deferred revenue amortization and MVC deficiency fee revenues in the Barnett Shale region primarily associated with the expiration of a certain MVC agreement;
•A $17 million decrease driven by lower gathering volumes primarily in the Mid-Continent, Barnett Shale, and Wamsutter regions, partially offset by higher gathering volumes primarily in the Haynesville Shale and Eagle Ford regions;
•A $15 million decrease associated with lower processing rates primarily driven by lower commodity pricing in the Piceance region;
•A $15 million decrease associated with lower gathering rates primarily in the Mid-Continent and Haynesville Shale regions; partially offset by
•A $17 million increase related to other MVC deficiency fee revenues;
•A $13 million increase related to higher fractionation and storage fees;
•An $8 million increase associated with the resolution of a prior period performance obligation.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. Our commodity margins associated with our equity NGLs decreased by $127 million primarily due to:
•A $98 million decrease associated with lower sales volumes, consisting of $54 million related to the absence of our former Four Corners area assets and $44 million due to 12 percent lower non-ethane volumes and 33 percent lower ethane sales volumes primarily due to higher ethane rejection in 2019, natural declines, less producer drilling activity, and more severe weather conditions in first-quarter 2019;
•A $66 million decrease associated with lower sales prices primarily due to 29 percent and 48 percent lower average net realized per-unit non-ethane and ethane sales prices, respectively; partially offset by
•A $37 million increase related to lower natural gas purchases associated with lower equity NGL production volumes and lower natural gas prices, including $9 million related to the absence of our former Four Corners area assets.
Additionally, the decrease in Product sales includes a $447 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher sales volumes, and a $36 million decrease related to the sale of other products. These decreases are substantially offset in Product costs. Marketing margins increased by $27 million primarily due to favorable changes in prices.
Other segment costs and expenses decreased primarily due to a $127 million reduction associated with the absence of our former Four Corners area assets and from the Jackalope deconsolidation in second-quarter 2018, $12 million favorable settlements in 2019, as well as $7 million lower ad valorem taxes. These decreases were partially offset by an unfavorable charge in 2019 for severance and related costs primarily associated with our VSP of $10 million.
Impairment of certain assets decreased primarily due to the absence of the $1.849 billion Barnett impairment in in 2018, partially offset by small impairment charges in 2019 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
The decrease in Gain on sale of certain assets and businesses reflects the absence of the gain from the sale of our Four Corners area assets recorded in the fourth quarter of 2018 (see Note 3 – Acquisitions and Divestitures of Notes to the Consolidated Financial Statements).

Proportional Modified EBITDA of equity-method investments increased primarily due to the additions of the RMM and Brazos Permian II equity-method investments in the second half of 2018, partially offset by the sale of our Jackalope investment in second-quarter 2019.
Other

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Other Modified EBITDA	$(15)	$6	$(29)
2020 vs. 2019
Other Modified EBITDA decreased primarily due to:
•A $24 million charge in fourth quarter of 2020 related to a legal settlement associated with former olefins operations;
•A charge of $15 million related to the write-offs of certain regulatory assets associated with cancelled projects in 2020; partially offset by
•The absence of a $12 million unfavorable adjustment to a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the WPZ Merger.
2019 vs. 2018
Other Modified EBITDA increased primarily due to:
•The absence of the $66 million impairment of certain idle pipelines in the second quarter of 2018 (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements);
•The absence of a $35 million charge in 2018 associated with a charitable contribution of preferred stock to The Williams Companies Foundation, Inc. (a not-for-profit corporation) (see Note 16 – Stockholders' Equity of Notes to Consolidated Financial Statements);
•The absence of $20 million in costs in 2018 associated with the WPZ Merger (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements);
•An $8 million increase related to the absence of 2018 unfavorable Modified EBITDA associated with the results of certain of our former Gulf Coast area operations sold in 2018;
•The absence of a $7 million loss on early retirement of debt in 2018.
These increases were partially offset by:
•The absence of a $37 million benefit of establishing a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the WPZ Merger in 2018 and a subsequent unfavorable $12 million adjustment in the first quarter of 2019;
•A $26 million decrease in income associated with a regulatory asset related to deferred taxes on equity funds used during construction;
•The absence of a $20 million gain on the sale of certain assets and operations located in the Gulf Coast area in 2018 (see Note 3 – Acquisitions and Divestitures of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
As previously discussed, we have continued to focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. During 2020, we retired approximately $2.1 billion of long-term debt and issued approximately $2.2 billion of new long-term debt. In July 2020, we paid $284 million for rate refunds related to Transco’s increased rates collected since the new rates became effective in March 2019. In 2020, we acquired substantially all of the remaining outstanding ownership interests in Caiman II for approximately $157 million, net of cash acquired. See also the section titled Sources (Uses) of Cash.
Outlook
As previously discussed in Company Outlook, our growth capital and investment expenditures in 2021 are currently expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2021 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business and opportunities in the Haynesville area. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all of our planned 2021 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities.
As of December 31, 2020, we have $893 million of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2021. Our potential material internal and external sources and uses of liquidity are as follows:

Sources:
Cash and cash equivalents on hand
Cash generated from operations
Distributions from our equity-method investees
Utilization of our credit facility and/or commercial paper program
Cash proceeds from issuance of debt and/or equity securities
Proceeds from asset monetizations

Uses:
Working capital requirements
Capital and investment expenditures
Product costs
Other operating costs including human capital expenses
Quarterly dividends to our shareholders
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
As of December 31, 2020, we have approximately $21.5 billion of long-term debt due after one year. See Note 14 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for the aggregate maturities over the next five years. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.

Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of December 31, 2020, we had a working capital deficit of $890 million, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	December 31, 2020
(Millions)
Cash and cash equivalents	$142
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$4,642
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of December 31, 2020. The highest amount outstanding under our commercial paper program and credit facility during 2020 was $1.7 billion. At December 31, 2020, we were in compliance with the financial covenants associated with our credit facility. See Note 14 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility and commercial paper program.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5 percent from the $0.38 per share paid in each quarter of 2019, to $0.40 per share paid in each quarter of 2020.
Registrations
To replace our recently expired shelf registration statement, we anticipate filing a new shelf registration statement as a well-known seasoned issuer.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require periodic distributions of their available cash to their members. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. See Note 7 – Investing Activities of Notes to Consolidated Financial Statements for our more significant equity-method investees.
Credit Ratings
The interest rates at which we are able to borrow money are impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
S&P Global Ratings	Stable	BBB
Moody’s Investors Service	Positive	Baa3
Fitch Ratings	Stable	BBB
In November 2020, Fitch Ratings upgraded our credit rating from BBB- to BBB. In January 2021, Moody’s changed our Outlook from Stable to Positive.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Year Ended December 31,
	Category	2020	2019	2018
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$3,496	$3,693	$3,293
Proceeds from long-term debt (see Note 14)	Financing	2,199	67	2,086
Proceeds from credit-facility borrowings	Financing	1,700	700	1,840
Contributions in aid of construction	Investing	37	52	411
Proceeds from sale of partial interest in consolidated subsidiary (see Note 3)	Financing	—	1,334	—
Proceeds from dispositions of equity-method investments (see Note 7)	Investing	—	485	—
Proceeds from sale of businesses, net of cash divested (see Note 3)	Investing	—	(2)	1,296

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 14)	Financing	(2,141)	(49)	(1,254)
Common dividends paid	Financing	(1,941)	(1,842)	(1,386)
Payments on credit-facility borrowings	Financing	(1,700)	(860)	(1,950)
Capital expenditures	Investing	(1,239)	(2,109)	(3,256)
Purchases of and contributions to equity-method investments (see Note 7)	Investing	(325)	(453)	(1,132)
Dividends and distributions paid to noncontrolling interests	Financing	(185)	(124)	(591)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	—	(728)	—

Other sources / (uses) – net	Financing and Investing	(48)	(43)	(88)
Increase (decrease) in cash and cash equivalents		$(147)	$121	$(731)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on disposition of equity-method investments, (Gain) on sale of certain assets and businesses, (Gain) loss on deconsolidation of businesses, Impairment of goodwill, Impairment of equity-method investments, and Impairment of certain assets.
Our Net cash provided (used) by operating activities in 2020 decreased from 2019 primarily due to the net unfavorable changes in net operating working capital in 2020, including the payment of Transco’s rate refunds in 2020 and the decrease in the income tax refund that was received in 2020 compared to that received in 2019, partially offset by higher operating income (excluding noncash items as previously discussed) in 2020.
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

Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own (see Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $33 million, all of which are included in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet at December 31, 2020. We will seek recovery of the accrued costs related to remediation activities by our interstate gas pipelines totaling approximately $4 million through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2020, we paid approximately $3 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $11 million in 2021 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2020, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 14 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2020 and 2019. See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for the methods used in determining the fair value of our long-term debt.

	2021	2022	2023	2024	2025	Thereafter (1)	Total	Fair Value December 31, 2020
	(Millions)
Long-term debt, including current portion:
Fixed rate	$894	$2,025	$1,477	$2,280	$1,617	$14,051	$22,344	$27,043
Weighted-average interest rate	5.0%	5.1%	5.2%	5.3%	5.4%	5.4%

	2020	2021	2022	2023	2024	Thereafter (1)	Total	Fair Value December 31, 2019
	(Millions)
Long-term debt, including current portion:
Fixed rate	$2,141	$893	$2,025	$1,477	$2,279	$13,473	$22,288	$25,319
Weighted-average interest rate	5.2%	5.2%	5.3%	5.4%	5.6%	5.6%
__________________
(1)    Includes unamortized discount / premium and debt issuance costs.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of NGLs and natural gas, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining sufficient liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates. At December 31, 2020 and 2019, our derivative activity was not material.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream), a limited liability corporation in which the Company has a 50 percent interest. In the consolidated financial statements, the Company’s investment in Gulfstream was $204 million and $217 million as of December 31, 2020 and 2019, respectively, and the Company’s equity earnings in the net income of Gulfstream were $77 million in 2020, $74 million in 2019 and $75 million in 2018. Gulfstream’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulfstream, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Pension and Other Postretirement Benefit Obligations
Description of the Matter
At December 31, 2020, the Company’s aggregate pension and other postretirement benefit obligations were $1,403 million and were exceeded by the fair value of pension and other postretirement plan assets of $1,635 million, resulting in overfunded pension and other postretirement benefit obligations of $232 million. As explained in Note 10 to the consolidated financial statements, the Company utilized key assumptions to determine the pension and other postretirement benefit obligations.

Auditing the pension and other postretirement benefit obligations is complex and required the involvement of specialists due to the judgmental nature of the actuarial assumptions (e.g., discount rates and cash balance interest crediting rate) used in the measurement process. These assumptions have a significant effect on the projected benefit obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the measurement and valuation of the pension and other postretirement benefit obligations, including controls over management’s review of the pension and other postretirement obligations, the significant actuarial assumptions, and the data inputs.

To test the pension and other postretirement benefit obligations, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the changes in the funded status from prior year. In addition, we involved our actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and are used to measure the pension and other postretirement benefit obligations. As part of this assessment, we independently developed a range of yield curves, we compared the projected cash flows to prior year, and compared the current year benefits paid to the prior year projected cash flows. To test the cash balance interest crediting rate, we independently calculated a range of rates and compared them to the rate used by management. We also tested the completeness and accuracy of the underlying data, including the participant data.

Impairment Review of Equity-Method Investments
Description of the Matter
As discussed in Note 7 to the consolidated financial statements, the Company has investments in nonconsolidated entities accounted for using the equity-method, totaling $5,159 million as of December 31, 2020, and recorded impairments of equity-method investments of $1,046 million during 2020. The carrying value of each equity-method investment is evaluated for impairment when events or changes in circumstances indicate that the carrying value of the investment may have experienced an other-than-temporary decline in value. When there are indicators of impairment, the fair value of the equity-method investment is estimated. Fair value is estimated using various methods, including income and market approaches. When the estimated fair value is lower than the carrying value, the Company determines whether the impairment is other-than-temporary.

Auditing the Company’s impairment assessments was complex and judgmental due to the estimation required in the determination of fair value of the investments for which evidence of loss in value has occurred.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s equity-method impairment review process, including controls over the determination of fair value.

For the equity-method investments with evidence of loss in value, we performed audit procedures that included, among others, assessing the methodologies used by management to determine fair value, evaluating the significant assumptions, and testing the underlying data used by the Company in its analyses. For example, we compared the estimated cash flows used within the assessments to current operating results and future expected economic trends, and obtained third-party support, where available, to evaluate significant assumptions. We also recalculated management’s estimate. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1962.
Tulsa, Oklahoma
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of Gulfstream Natural Gas System, L.L.C.:

Opinion on the Financial Statements

We have audited the statements of financial position of Gulfstream Natural Gas System, L.L.C. (the “Company”) as of December 31, 2020 and 2019, and the related statements of earnings, comprehensive income, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”) (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 24, 2021

We have served as the Company’s auditor since 2018.

The Williams Companies, Inc.
Consolidated Statement of Operations

	Year Ended December 31,
	2020	2019	2018
	(Millions, except per-share amounts)
Revenues:
Service revenues	$5,924	$5,933	$5,502
Service revenues – commodity consideration	129	203	400
Product sales	1,666	2,065	2,784
Total revenues	7,719	8,201	8,686
Costs and expenses:
Product costs	1,545	1,961	2,707
Processing commodity expenses	68	105	137
Operating and maintenance expenses	1,326	1,468	1,507
Depreciation and amortization expenses	1,721	1,714	1,725
Selling, general, and administrative expenses	466	558	569
Impairment of certain assets (Note 18)	182	464	1,915
Impairment of goodwill (Note 18)	187	—	—
Gain on sale of certain assets and businesses (Note 3)	—	2	(692)
Other (income) expense – net	22	8	50
Total costs and expenses	5,517	6,280	7,918
Operating income (loss)	2,202	1,921	768
Equity earnings (losses) (Note 7)	328	375	396
Impairment of equity-method investments (Note 18)	(1,046)	(186)	(32)
Other investing income (loss) – net (Note 7)	8	107	219
Interest incurred	(1,192)	(1,218)	(1,160)
Interest capitalized	20	32	48
Other income (expense) – net	(43)	33	92
Income (loss) from continuing operations before income taxes	277	1,064	331
Less: Provision (benefit) for income taxes	79	335	138
Income (loss) from continuing operations	198	729	193
Income (loss) from discontinued operations	—	(15)	—
Net income (loss)	198	714	193
Less: Net income (loss) attributable to noncontrolling interests	(13)	(136)	348
Net income (loss) attributable to The Williams Companies, Inc.	211	850	(155)
Less: Preferred stock dividends (Note 16)	3	3	1
Net income (loss) available to common stockholders	$208	$847	$(156)
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$208	$862	$(156)
Income (loss) from discontinued operations	—	(15)	—
Net income (loss)	$208	$847	$(156)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.17	$.71	$(.16)
Income (loss) from discontinued operations	—	(.01)	—
Net income (loss)	$.17	$.70	$(.16)
Weighted-average shares (thousands)	1,213,631	1,212,037	973,626
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.17	$.71	$(.16)
Income (loss) from discontinued operations	—	(.01)	—
Net income (loss)	$.17	$.70	$(.16)
Weighted-average shares (thousands)	1,215,165	1,214,011	973,626
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Net income (loss)	$198	$714	$193
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $—, $—, and $1 in 2020, 2019, and 2018, respectively	(2)	—	(7)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $—, $—, and ($1) in 2020, 2019, and 2018, respectively	1	—	8
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of ($27), ($20), and $3 in 2020, 2019, and 2018, respectively	81	59	(6)
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($7), ($4), and ($11) in 2020, 2019, and 2018, respectively	23	12	35
Other comprehensive income (loss)	103	71	30
Comprehensive income (loss)	301	785	223
Less: Comprehensive income (loss) attributable to noncontrolling interests	(13)	(136)	346
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$314	$921	$(123)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2020	2019
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$142	$289
Trade accounts and other receivables	1,000	1,002
Allowance for doubtful accounts	(1)	(6)
Trade accounts and other receivables - net	999	996
Inventories	136	125
Other current assets and deferred charges	152	170
Total current assets	1,429	1,580

Investments	5,159	6,235
Property, plant, and equipment – net	28,929	29,200
Intangible assets – net of accumulated amortization	7,444	7,959
Regulatory assets, deferred charges, and other	1,204	1,066
Total assets	$44,165	$46,040

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$482	$552
Accrued liabilities	944	1,276
Long-term debt due within one year	893	2,140
Total current liabilities	2,319	3,968

Long-term debt	21,451	20,148
Deferred income tax liabilities	1,923	1,782
Regulatory liabilities, deferred income, and other	3,889	3,778
Contingent liabilities and commitments (Note 19)

Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at December 31, 2020 and December 31, 2019; 1,248 million shares issued at December 31, 2020 and 1,247 million shares issued at December 31, 2019)	1,248	1,247
Capital in excess of par value	24,371	24,323
Retained deficit	(12,748)	(11,002)
Accumulated other comprehensive income (loss)	(96)	(199)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,769	13,363
Noncontrolling interests in consolidated subsidiaries	2,814	3,001
Total equity	14,583	16,364
Total liabilities and equity	$44,165	$46,040
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2017	$—	$861	$18,508	$(8,434)	$(238)	$(1,041)	$9,656	$6,519	$16,175
Adoption of new accounting standards	—	—	—	(23)	(61)	—	(84)	(37)	(121)
Net income (loss)	—	—	—	(155)	—	—	(155)	348	193
Other comprehensive income (loss)	—	—	—	—	32	—	32	(2)	30
WPZ Merger (Note 1)	—	382	6,112	—	(3)	—	6,491	(4,629)	1,862
Issuance of preferred stock (Note 16)	35	—	—	—	—	—	35	—	35
Cash dividends – common stock ($1.36 per share)	—	—	—	(1,386)	—	—	(1,386)	—	(1,386)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(637)	(637)
Stock-based compensation and related common stock issuances, net of tax	—	1	60	—	—	—	61	—	61
Sales of limited partner units of Williams Partners L.P.	—	—	—	—	—	—	—	46	46
Changes in ownership of consolidated subsidiaries, net	—	—	14	—	—	—	14	(18)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Deconsolidation of subsidiary (Note 7)	—	—	—	—	—	—	—	(267)	(267)
Other	—	1	(1)	(4)	—	—	(4)	(1)	(5)
Net increase (decrease) in equity	35	384	6,185	(1,568)	(32)	—	5,004	(5,182)	(178)
Balance at December 31, 2018	35	1,245	24,693	(10,002)	(270)	(1,041)	14,660	1,337	15,997
Net income (loss)	—	—	—	850	—	—	850	(136)	714
Other comprehensive income (loss)	—	—	—	—	71	—	71	—	71
Cash dividends – common stock ($1.52 per share)	—	—	—	(1,842)	—	—	(1,842)	—	(1,842)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(124)	(124)
Stock-based compensation and related common stock issuances, net of tax	—	2	56	—	—	—	58	—	58
Sale of partial interest in consolidated subsidiary (Note 3)	—	—	—	—	—	—	—	1,334	1,334
Change in ownership of consolidated subsidiaries, net (Note 3)	—	—	(426)	—	—	—	(426)	567	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Deconsolidation of subsidiary (Note 7)	—	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(8)	—	—	(8)	—	(8)
Net increase (decrease) in equity	—	2	(370)	(1,000)	71	—	(1,297)	1,664	367
Balance at December 31, 2019	35	1,247	24,323	(11,002)	(199)	(1,041)	13,363	3,001	16,364
Net income (loss)	—	—	—	211	—	—	211	(13)	198
Other comprehensive income (loss)	—	—	—	—	103	—	103	—	103
Cash dividends – common stock ($1.60 per share)	—	—	—	(1,941)	—	—	(1,941)	—	(1,941)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(185)	(185)
Stock-based compensation and related common stock issuances, net of tax	—	1	50	—	—	—	51	—	51
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7	7
Other	—	—	(2)	(16)	—	—	(18)	4	(14)
Net increase (decrease) in equity	—	1	48	(1,746)	103	—	(1,594)	(187)	(1,781)
Balance at December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$198	$714	$193
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,721	1,714	1,725
Provision (benefit) for deferred income taxes	108	376	220
Equity (earnings) losses	(328)	(375)	(396)
Distributions from unconsolidated affiliates	653	657	693
Gain on disposition of equity-method investments (Note 7)	—	(122)	—
(Gain) on sale of certain assets and businesses (Note 3)	—	2	(692)
(Gain) loss on deconsolidation of businesses (Note 7)	—	29	(203)
Impairment of goodwill (Note 18)	187	—	—
Impairment of equity-method investments (Note 18)	1,046	186	32
Impairment of certain assets (Note 18)	182	464	1,915
Amortization of stock-based awards	52	57	55
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(2)	34	(36)
Inventories	(11)	5	(16)
Other current assets and deferred charges	11	21	17
Accounts payable	(7)	(46)	(93)
Accrued liabilities	(309)	153	23
Other, including changes in noncurrent assets and liabilities	(5)	(176)	(144)
Net cash provided (used) by operating activities	3,496	3,693	3,293
FINANCING ACTIVITIES:
Proceeds from long-term debt	3,899	767	3,926
Payments of long-term debt	(3,841)	(909)	(3,204)
Proceeds from issuance of common stock	9	10	15
Proceeds from sale of partial interest in consolidated subsidiary (Note 3)	—	1,334	—
Common dividends paid	(1,941)	(1,842)	(1,386)
Dividends and distributions paid to noncontrolling interests	(185)	(124)	(591)
Contributions from noncontrolling interests	7	36	15
Payments for debt issuance costs	(20)	—	(26)
Other – net	(13)	(17)	(48)
Net cash provided (used) by financing activities	(2,085)	(745)	(1,299)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,239)	(2,109)	(3,256)
Dispositions – net	(36)	(40)	(7)
Contributions in aid of construction	37	52	411
Proceeds from sale of businesses, net of cash divested (Note 3)	—	(2)	1,296
Purchases of businesses, net of cash acquired (Note 3)	—	(728)	—
Proceeds from dispositions of equity-method investments (Note 7)	—	485	—
Purchases of and contributions to equity-method investments (Note 7)	(325)	(453)	(1,132)
Other – net	5	(32)	(37)
Net cash provided (used) by investing activities	(1,558)	(2,827)	(2,725)
Increase (decrease) in cash and cash equivalents	(147)	121	(731)
Cash and cash equivalents at beginning of year	289	168	899
Cash and cash equivalents at end of year	$142	$289	$168
_________
(1) Increases to property, plant, and equipment	$(1,160)	$(2,023)	$(3,021)
Changes in related accounts payable and accrued liabilities	(79)	(86)	(235)
Capital expenditures	$(1,239)	$(2,109)	$(3,256)
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
WPZ Merger
On August 10, 2018, we completed our merger with Williams Partners L.P. (WPZ), our previously consolidated master limited partnership, pursuant to which we acquired all of the approximately 256 million publicly held outstanding common units of WPZ in exchange for 382 million shares of our common stock (WPZ Merger). Williams continued as the surviving entity. The WPZ Merger was accounted for as a noncash equity transaction resulting in increases to Common stock of $382 million, Capital in excess of par value of $6.112 billion, and Regulatory assets, deferred charges, and other of $33 million and decreases to Accumulated other comprehensive income (loss) (AOCI) of $3 million, Noncontrolling interests in consolidated subsidiaries of $4.629 billion, and Deferred income tax liabilities of $1.829 billion in the Consolidated Balance Sheet. Prior to the completion of the WPZ Merger and pursuant to its distribution reinvestment program, WPZ had issued common units to the public in 2018 associated with reinvested distributions of $46 million.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), which is a proprietary floating production system, a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery).
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 99 percent interest in Caiman Energy II, LLC (Caiman II) (a former equity-method investment which is a consolidated entity following our November 2020 acquisition of an additional ownership interest and was subsequently renamed Blue Racer Midstream Holdings, LLC) which owns a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer) (see Note 7 – Investing Activities), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II) (a nonconsolidated VIE).
Basis of Presentation
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and other identifiable intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable. It is reasonably possible that future strategic decisions, including transactions such as monetizing non-core assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, including effects of financial distress caused by financial and commodity market declines, could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
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
In November 2020, we reached a global resolution with Chesapeake as part of Chesapeake’s restructuring process. The resolution was approved by the bankruptcy court in December 2020 and per the terms, Chesapeake paid all outstanding pre-petition amounts due to us. Additional terms include reduced gathering fees in the Haynesville Shale region, continuation of the gathering agreements in the Eagle Ford Shale and Marcellus Shale regions, a long-term gas supply commitment for Transco’s Regional Energy Access pipeline currently under development, and transferring certain natural gas properties in Louisiana to us. As a result of this resolution, we recorded increases to our other nonregulated property, plant, and equipment of $98 million, contract liabilities of $67 million (see Note 5 – Revenue Recognition), and asset retirement obligations (AROs) of $31 million (see Note 11 – Property, Plant, and Equipment).
Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of all entities that we control and our proportionate interest in the accounts of certain ventures in which we own an undivided interest. Our judgment is required to evaluate whether we control an entity. Key areas of that evaluation include:

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

•Determining whether an entity is a VIE;

•Determining whether we are the primary beneficiary of a VIE, including evaluating which activities of the VIE most significantly impact its economic performance and the degree of power that we and our related parties have over those activities through our variable interests;

•Identifying events that require reconsideration of whether an entity is a VIE and continuously evaluating whether we are a VIE’s primary beneficiary;

•Evaluating whether other owners in entities that are not VIEs are able to effectively participate in significant decisions that would be expected to be made in the ordinary course of business such that we do not have the power to control such entities.
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
Significant estimates and assumptions include:
•Impairment assessments of investments, property, plant, and equipment, goodwill, and other identifiable intangible assets;
•Litigation-related contingencies;
•Environmental remediation obligations;
•Depreciation and/or amortization of long-lived assets;
•Depreciation and/or amortization of equity-method investment basis differences;
•AROs;
•Pension and postretirement valuation variables;
•Measurement of regulatory liabilities;
•Measurement of deferred income tax assets and liabilities, including assumptions related to the realization of deferred income tax assets;

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

•Revenue recognition, including estimates utilized in recognition of deferred revenue;
•Purchase price accounting.
These estimates are discussed further throughout these notes.
Regulatory accounting
Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC), and their rates are established by the FERC. Therefore, we have determined that it is appropriate under Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (ASC 980) that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management’s expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for these operations that are regulated can differ from the accounting requirements for nonregulated operations. For example, for regulated operations, allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in the process of construction and is capitalized as a cost of property, plant, and equipment because it constitutes an actual cost of construction under established regulatory practices; nonregulated operations are only allowed to capitalize the cost of debt funds related to construction activities, while a component for equity is prohibited. The components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during construction, AROs, shipper imbalance activity, fuel and power cost differentials, levelized incremental depreciation, negative salvage, pension and other postretirement benefits, customer tax refunds, and rate allowances for deferred income taxes at a historically higher federal income tax rate.
Our current and noncurrent regulatory asset and liability balances for the years ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(Millions)
Current assets reported within Other current assets and deferred charges	$64	$72
Noncurrent assets reported within Regulatory assets, deferred charges, and other	442	466
Total regulated assets	$506	$538

Current liabilities reported within Accrued liabilities	$59	$60
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	1,314	1,277
Total regulated liabilities	$1,373	$1,337
Cash and cash equivalents
Cash and cash equivalents in the Consolidated Balance Sheet consist of highly liquid investments with original maturities of three months or less when acquired.
Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses (as discussed below in Accounting standards issued and adopted), the financial condition of our customers, and age of past due accounts. We do not offer extended payment terms and typically receive payment within one month. We consider receivables

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted.
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
Goodwill
Goodwill included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, as of December 31, 2019, represents the excess of the consideration, plus the fair value of any noncontrolling interest or any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference (not to exceed the carrying value of goodwill). Judgments and assumptions are inherent in our management’s estimates of fair value.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Other identifiable intangible assets
Our other identifiable intangible assets included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet are primarily related to gas gathering, processing, and fractionation contractual customer relationships. Our other identifiable intangible assets are amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.
Impairment of property, plant, and equipment, other identifiable intangible assets, and investments
We evaluate our property, plant, and equipment and other identifiable intangible assets for impairment when, in our judgment, events or circumstances, including probable abandonment, indicate that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we may apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes including selling in the near term or holding for the remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.
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
We evaluate our investments for impairment when, in our judgment, events or circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the consolidated financial statements as an impairment charge.
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
Cash flows from revolving credit facilities and commercial paper program
Proceeds and payments related to borrowings under our credit facilities are reflected in the financing activities in the Consolidated Statement of Cash Flows on a gross basis. Proceeds and payments related to borrowings under our commercial paper program are reflected in the financing activities in the Consolidated Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 14 – Debt and Banking Arrangements.)

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
Realized gains and losses on derivatives that (1) require physical delivery, (2) are used for managing commodity risk on NGL processing or natural gas production activities, and (3) are not held for trading purposes nor were entered into as a pre-contemplated buy/sell arrangement, are recorded on a gross basis.
Revenue recognition
Customers in our gas pipeline businesses are comprised of public utilities, municipalities, gas marketers and producers, intrastate pipelines, direct industrial users, and electrical power generators. Customers in our midstream businesses are comprised of oil and natural gas producer counterparties. Customers for our product sales are comprised of public utilities, gas marketers, and direct industrial users.
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
Service Revenues
Gas pipeline businesses: Revenues from our regulated interstate natural gas pipeline businesses, which are subject to regulation by certain state and federal authorities, including the FERC, include both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements provide for a fixed reservation charge based on the pipeline or storage capacity reserved, and a commodity charge based on the volume of natural gas delivered/stored, each at rates specified in our FERC tariffs or based on negotiated contractual rates, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended for periods primarily up to one year in length an indefinite number of times following the specified contract term and until terminated generally by either us or the customer. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one-month periods or less. Our performance obligations related to our interstate natural gas pipeline businesses include the following:
•Firm transportation or storage under firm transportation and storage contracts—an integrated package of services typically constituting a single performance obligation, which includes standing ready to provide such services and receiving, transporting or storing (as applicable), and redelivering commodities;

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

•Interruptible transportation or storage under interruptible transportation and storage contracts—an integrated package of services typically constituting a single performance obligation once scheduled, which includes receiving, transporting or storing (as applicable), and redelivering commodities.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
In certain instances, we purchase NGLs, crude oil, and natural gas from our oil and natural gas producer customers which we remarket. In addition, we retain NGLs as consideration in certain processing arrangements, as discussed above in the Service Revenues - Midstream businesses section. We recognize revenue from the sale of these commodities when the products have been sold and delivered. Our product sales contracts are primarily short-term contracts based on prevailing market rates at the time of the transaction.
Contract Assets
Our contract assets primarily consist of revenue recognized under contracts containing MVC features whereby management has concluded it is probable there will be a short-fall payment at the end of the current MVC period, which typically follows the calendar year, and that a significant reversal of revenue recognized currently for the future MVC payment will not occur. As a result, our contract assets related to our future MVC payments are generally expected to be collected within the next 12 months and are included within Other current assets and deferred charges in the Consolidated Balance Sheet until such time as the MVC short-fall payments are invoiced to the customer.
Contract Liabilities
Our contract liabilities consist of advance payments primarily from midstream business customers which include construction reimbursements, prepayments, and other billings and transactions for which future services are to be provided under the contract. These amounts are deferred until recognized in revenue when the

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

associated performance obligation has been satisfied, which is primarily based on a units of production methodology over the remaining contractual service periods, and are classified as current or noncurrent according to when such amounts are expected to be recognized. Current and noncurrent contract liabilities are included within Accrued liabilities and Regulatory liabilities, deferred income, and other, respectively, in the Consolidated Balance Sheet.
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
Leases
We recognize a lease liability with an offsetting right-of-use asset in the Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. We have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 20 years, but a certain land lease has a term of 108 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Unrecognized actuarial gains and losses and unrecognized prior service costs and credits are deferred and recorded in AOCI or, for Transco and Northwest Pipeline, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost (credit). Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 10 years for our pension plans and approximately 6 years for our other postretirement benefit plan.
The expected return on plan assets component of net periodic benefit cost (credit) is calculated using the market-related value of plan assets. For our pension plans, the market-related value of plan assets is equal to the fair value of plan assets adjusted to reflect the amortization of gains or losses associated with the difference between the expected and actual return on plan assets over a 5-year period. Additionally, the market-related value of assets may be no more than 110 percent or less than 90 percent of the fair value of plan assets at the beginning of the year. The market-related value of plan assets for our other postretirement benefit plan is equal to the unadjusted fair value of plan assets at the beginning of the year.
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
Earnings (loss) per common share
Basic earnings (loss) per common share in the Consolidated Statement of Operations is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share in the Consolidated Statement of Operations includes any dilutive effect of nonvested restricted stock units, stock options, and convertible instruments, unless otherwise noted. Diluted earnings (loss) per common share is calculated using the treasury-stock method.

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
The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Financial assets from our natural gas transmission business and gathering and transportation business are segregated into separate pools for evaluation due to different counterparty risks inherent in each business. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as separate pools or the need for additional pools. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilized historical loss rates over many years, which included periods of both high and low commodity prices. Commodity prices could have a significant impact on a portion of our gathering and processing counterparties’ financial health and ability to satisfy current liabilities. Our expected credit loss estimate considered both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity. In addition, our expected credit loss estimate considered potential contractual, physical, and commercial protections and outcomes in the case of a counterparty bankruptcy. The physical location and nature of our services help to mitigate collectability concerns of our gathering and processing producer customers. Our gathering lines in many cases are physically connected to the customers’ wellheads and pads, and there may not be alternative gathering lines nearby. The construction of gathering systems is capital intensive and it would be costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting customers’ production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows. Commodity price movements generally do not impact the majority of our natural gas transmission businesses customers’ financial condition.
Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2020.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of December 31, 2020, we consolidate the following VIEs:
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	December 31,
	2020	2019
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$107	$102
Trade accounts and other receivables – net	148	167
Other current assets and deferred charges	7	5
Property, plant, and equipment – net	5,514	5,745
Intangible assets – net of accumulated amortization	2,376	2,669
Regulatory assets, deferred charges, and other	15	13
Accounts payable	(42)	(58)
Accrued liabilities	(34)	(66)
Regulatory liabilities, deferred income, and other	(289)	(283)
Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mt. Belvieu and is a VIE due primarily to our limited participating rights as the minority equity holder. At December 31, 2020, the carrying value of our investment in Targa Train 7 was $51 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II (see Note 7 – Investing Activities), which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. During the first quarter of 2020 we recorded an impairment of our equity-method investment in Brazos Permian II (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk). Our maximum exposure to loss is limited to the carrying value of our investment.
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
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Northeast G&P segment, and liabilities assumed, including post closing purchase price adjustments. The net assets acquired reflect the sum of the consideration transferred and the noncash elimination of the fair value of our existing equity-method investment upon our acquisition of the additional interest. The fair value of accounts receivable acquired, presented in current assets in the table, equals contractual amounts receivable.

(Millions)
Current assets, including $13 million cash acquired	$56
Property, plant, and equipment	1,387
Other intangible assets	328
Total identifiable assets acquired	1,771

Current liabilities	7
Total liabilities assumed	7

Net identifiable assets acquired	1,764

Goodwill	187
Net assets acquired	$1,951
The goodwill recognized in the acquisition related primarily to enhancing and diversifying our basin positions and is reported within the Northeast G&P segment. Substantially all of the goodwill is expected to be deductible for tax purposes. As of December 31, 2019, goodwill was included within Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet and represented the excess of the consideration, plus the fair value of any previously held equity interest, over the fair value of the net assets acquired.
The goodwill recognized in the UEOM acquisition of $187 million, which includes a $1 million adjustment recorded in the first quarter of 2020, was impaired during first quarter of 2020. Our partner’s $65 million share of

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations (see Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
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
Costs related to this acquisition are $4 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $567 million, and decreased Capital in excess of par value by $426 million and Deferred income tax liabilities by $141 million in the Consolidated Balance Sheet as of December 31, 2019. Costs related to this transaction are $6 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Sale of Gulf Coast Pipeline Systems
In November 2018, we completed the sale of certain assets and operations located in the Gulf Coast area for $177 million in cash. As a result of this sale, we recorded a gain of approximately $101 million in the fourth quarter of 2018, consisting of $81 million in our Transmission & Gulf of Mexico segment and $20 million in Other.

Previous impairments made to a portion of these assets and operations include $66 million related to certain idle pipelines in the second quarter of 2018. The impairment is reflected in Impairment of certain assets in the Consolidated Statement of Operations. (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) The results of operations for this disposal group, excluding the impairments and gains noted, were not significant for the reporting period.
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
The following table presents the results of operations for the Four Corners area, excluding the gain noted above:

Year Ended December 31,
2018
(Millions)
Income (loss) before income taxes of Four Corners area	$52
Income (loss) before income taxes of Four Corners area attributable to The Williams Companies, Inc.	43
Note 4 – Related Party Transactions
Transactions with Equity-Method Investees
We have purchases from our equity-method investees included in Product costs in the Consolidated Statement of Operations of $348 million, $304 million, and $236 million for the years ended 2020, 2019, and 2018, respectively. We have $50 million and $36 million included in Accounts payable in the Consolidated Balance Sheet with our equity-method investees at December 31, 2020 and 2019, respectively.
We have operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. The total charges to equity-method investees for these fees are $79 million, $103 million, and $75 million for the years ended 2020, 2019, and 2018, respectively.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 5 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,404	$449	$—	$—	$—	$—	$(7)	$2,846
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	348	1,279	1,204	—	(75)	2,756
Commodity consideration	—	—	21	7	101	—	—	129
Other	10	—	27	164	65	1	(14)	253
Total service revenues	2,414	449	396	1,450	1,370	1	(96)	5,984
Product sales:
NGL and natural gas	80	—	114	57	1,565	—	(147)	1,669
Total revenues from contracts with customers	2,494	449	510	1,507	2,935	1	(243)	7,653
Other revenues (1)	10	—	9	22	8	33	(16)	66
Total revenues	$2,504	$449	$519	$1,529	$2,943	$34	$(259)	$7,719

2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,336	$450	$—	$—	$—	$—	$(6)	$2,780
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	479	1,171	1,309	—	(75)	2,884
Commodity consideration	—	—	41	12	150	—	—	203
Other	11	—	26	147	42	—	(16)	210
Total service revenues	2,347	450	546	1,330	1,501	—	(97)	6,077
Product sales:
NGL and natural gas	106	—	185	150	1,795	—	(173)	2,063
Total revenues from contracts with customers	2,453	450	731	1,480	3,296	—	(270)	8,140
Other revenues (1)	1	—	8	20	14	30	(12)	61
Total revenues	$2,454	$450	$739	$1,500	$3,310	$30	$(282)	$8,201

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
2018
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,921	$443	$—	$—	$—	$—	$(2)	$2,362
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	541	861	1,590	2	(73)	2,921
Commodity consideration	—	—	59	20	321	—	—	400
Other	2	—	17	94	46	—	(15)	144
Total service revenues	1,923	443	617	975	1,957	2	(90)	5,827
Product sales:
NGL and natural gas	127	—	307	287	2,421	—	(382)	2,760
Other	—	—	—	—	21	—	(4)	17
Total product sales	127	—	307	287	2,442	—	(386)	2,777
Total revenues from contracts with customers	2,050	443	924	1,262	4,399	2	(476)	8,604
Other revenues (1)	11	—	18	21	12	32	(12)	82
Total revenues	$2,061	$443	$942	$1,283	$4,411	$34	$(488)	$8,686

______________________________
(1)Revenues not within the scope of ASC 606, “Revenue from Contracts with Customers,” consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in the Consolidated Statement of Operations, and amounts associated with our derivative contracts, which are reported in Product sales in the Consolidated Statement of Operations.
Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2020	2019
	(Millions)
Balance at beginning of year	$8	$4
Revenue recognized in excess of amounts invoiced	145	62
Minimum volume commitments invoiced	(141)	(58)
Balance at end of year	$12	$8

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2020	2019
	(Millions)
Balance at beginning of year	$1,215	$1,397
Payments received and deferred	140	157
Significant financing component	11	13
Chesapeake global resolution (Note 1)	67	—
Recognized in revenue	(224)	(352)
Balance at end of year	$1,209	$1,215
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2020, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to December 31, 2020, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2020.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2021	$129	$3,537
2022	113	3,329
2023	118	3,076
2024	98	2,443
2025	92	2,310
Thereafter	659	17,760
Total	$1,209	$32,455

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 6 – Other Income and Expenses
The following table presents by segment, certain items within Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Operations:

	Transmission & Gulf of Mexico	Northeast G&P	West	Other
	(Millions)
2020
Income related to benefit policy change	$(22)	$(9)	$(9)	$—
2019
Severance and related costs	39	7	10	1
2018
Expense from charitable contribution of preferred stock to the Williams Companies Foundation, Inc. (Note 16)	—	—	—	35
WPZ Merger related costs	—	—	—	20

Additional Items

Other income (expense) – net below Operating income (loss) includes $15 million, $32 million, and $89 million of income for equity AFUDC within the Transmission & Gulf of Mexico segment for the years ended December 31, 2020, 2019, and 2018, respectively. Other income (expense) – net below Operating income (loss) also includes $(13) million of loss and $9 million and $35 million of income, for the years ended December 31, 2020, 2019, and 2018, respectively, associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction primarily within the Other segment.
Note 7 – Investing Activities
Acquisition of Additional Interests in Caiman II
As of December 31, 2019, we effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent interest in Caiman II, whose primary asset is a 50 percent interest in Blue Racer. On November 18, 2020, we paid $157 million, net of cash acquired, to acquire an additional 41 percent ownership interest in Caiman II. We now control and consolidate Caiman II, reporting the 50 percent interest in Blue Racer as an equity-method investment. Since substantially all of the fair value of the Caiman II assets acquired is concentrated in a single asset, the investment in Blue Racer, and we previously held a noncontrolling interest in Caiman II, we recorded the November 18, 2020, additional purchase of interests as an asset acquisition.
Equity Earnings (Losses)
Equity earnings (losses) in 2020 includes a $78 million loss associated with the first-quarter full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement. Also included in 2020 are losses of $11 million, $26 million, and $10 million for our share of asset impairments at Laurel Mountain, Appalachia Midstream Investments, and Blue Racer, respectively.
Impairments of Equity-Method Investments
See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for information regarding impairments of our equity-method investments of $1,046 million, $186 million, and $32 million for 2020, 2019, and 2018, respectively.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Other Investing Income (Loss) – Net
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Operations:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Gain (loss) on deconsolidation of businesses	$—	$(29)	$203
Gain on disposition of Jackalope	—	122	—
Other	8	14	16
Other investing income (loss) – net	$8	$107	$219
Constitution deconsolidation
Upon determination that we were no longer the primary beneficiary, we deconsolidated our interest in Constitution Pipeline Company, LLC (Constitution) as of December 31, 2019, recognizing a loss on deconsolidation of $27 million.
Delaware basin asset deconsolidation and Brazos Permian II equity-method investment
During the fourth quarter of 2018, we contributed the majority of our existing Delaware basin assets and $27 million in cash in exchange for a 15 percent interest in the Brazos Permian II, which consists of gas and crude oil gathering pipelines, natural gas processing, and oil storage facilities. We recorded a deconsolidation gain of $141 million reflecting the excess of the fair value of our acquired interest over the carrying value of the assets contributed. We estimated the fair value of our interest to be $192 million primarily using a market approach (a Level 3 measurement within the fair value hierarchy). This approach involved the observation of recent transaction multiples in the Permian basin, including recent acquisitions consummated during 2018. Our interest in Brazos Permian II is considered an equity-method investment due to the fact that we are able to exert significant influence over its operating and financial policies.
Jackalope deconsolidation
During the second quarter of 2018, we deconsolidated our 50 percent interest in Jackalope Gas Gathering Services, L.L.C. (Jackalope). We recorded our interest in Jackalope as an equity-method investment at its estimated fair value, resulting in a deconsolidation gain of $62 million. We estimated the fair value of our interest to be $310 million using an income approach based on expected future cash flows and an appropriate discount rate (a Level 3 measurement within the fair value hierarchy). The determination of expected future cash flows involved significant assumptions regarding gathering and processing volumes and related capital spending. A 10.9 percent discount rate was utilized and reflected our estimate of the cost of capital as impacted by market conditions and risks associated with the underlying business. The deconsolidated carrying value of the net assets of Jackalope included $47 million of goodwill.
Gain on disposition of Jackalope
In April 2019, we sold our 50 percent equity-method interest in Jackalope for $485 million in cash, resulting in a gain on the disposition of $122 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Equity-Method Investments

	Ownership Interest at December 31, 2020	December 31,
		2020	2019
		(Millions)
Appalachia Midstream Investments	(1)	$3,087	$3,236
RMM	50%	421	881
OPPL	50%	395	403
Blue Racer/Caiman II (2)	50%	357	428
Discovery	60%	352	472
Laurel Mountain	69%	219	249
Gulfstream	50%	204	217
Brazos Permian II	15%	—	194
Other	Various	124	155
		$5,159	$6,235
___________
(1)Includes equity-method investments in multiple gathering systems in the Marcellus Shale with an approximate average 66 percent interest.
(2)See previous discussion in the section Acquisition of Additional Interests in Caiman II above.
The carrying value of our Appalachia Midstream Investments exceeds our portion of the underlying net assets by approximately $1.2 billion and $1.4 billion at December 31, 2020 and 2019, respectively. These differences were assigned at the acquisition date to property, plant, and equipment and customer relationship intangible assets. Certain of our other equity-method investments have a carrying value less than our portion of the underlying net assets primarily due to other than temporary impairments that we have recognized but that were not required to be recognized in the investees’ financial statements. These differences total approximately $1.3 billion and $360 million at December 31, 2020 and 2019, respectively, and were assigned to property, plant, and equipment and customer relationship intangible assets. Differences in the carrying value of our equity-method investments and our portion of the underlying net assets are generally amortized over the remaining useful lives of the associated underlying assets and included in Equity earnings (losses) within the Consolidated Statement of Operations.
Purchases of and contributions to equity-method investments
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of our investments and included:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Blue Racer/Caiman II (1)	$157	$28	$—
Appalachia Midstream Investments	116	140	246
Targa Train 7	6	43	—
Laurel Mountain	5	36	16
RMM	—	145	795
Jackalope	—	24	42
Brazos Permian II	—	18	27
Discovery	—	—	5
Other	41	19	1
	$325	$453	$1,132
___________
(1)See previous discussion in the section Acquisition of Additional Interests in Caiman II above.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Dividends and distributions
The organizational documents of entities in which we have an equity-method investment generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of our investments and included:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Appalachia Midstream Investments	$357	$293	$297
Gulfstream	93	86	93
OPPL	50	77	73
Blue Racer/Caiman II (1)	47	42	46
RMM	39	38	—
Laurel Mountain	31	30	23
Discovery	21	41	45
UEOM	—	13	70
Other	15	37	46
	$653	$657	$693
___________
(1)See previous discussion in the section Acquisition of Additional Interests in Caiman II above.
Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2020	2019
	(Millions)
Assets (liabilities):
Current assets	$630	$581
Noncurrent assets	13,424	11,966
Current liabilities	(312)	(341)
Noncurrent liabilities	(3,884)	(2,532)

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Gross revenue	$2,625	$2,490	$2,411
Operating income	508	685	804
Net income	459	598	795

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 8 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Current:
Federal	$(29)	$(41)	$(83)
State	—	(5)	1
Foreign	—	2	—
	(29)	(44)	(82)
Deferred:
Federal	98	280	183
State	10	99	37
	108	379	220
Provision (benefit) for income taxes	$79	$335	$138

Reconciliations from the Provision (benefit) at statutory rate to recorded Provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Provision (benefit) at statutory rate	$58	$224	$69
Increases (decreases) in taxes resulting from:
Impact of nontaxable noncontrolling interests	3	29	(73)
State income taxes (net of federal benefit)	6	74	(10)
State deferred income tax rate change	—	—	38
Federal valuation allowance	1	3	105
Other – net	11	5	9
Provision (benefit) for income taxes	$79	$335	$138
Income (loss) from continuing operations before income taxes includes $1 million, $6 million, and $3 million of foreign loss in 2020, 2019, and 2018, respectively.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Significant components of Deferred income tax liabilities and Deferred income tax assets are as follows:

	December 31,
	2020	2019
	(Millions)
Deferred income tax liabilities:
Property, plant and equipment	$2,320	$1,921
Investments	1,515	1,411
Other	140	82
Total deferred income tax liabilities	3,975	3,414
Deferred income tax assets:
Accrued liabilities	747	729
Minimum tax credit	—	29
Foreign tax credit	140	140
Federal loss carryovers	905	544
State losses and credits	445	362
Other	140	147
Total deferred income tax assets	2,377	1,951
Less valuation allowance	325	319
Net deferred income tax assets	2,052	1,632
Overall net deferred income tax liabilities	$1,923	$1,782
The valuation allowance at December 31, 2020 and 2019 serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. We considered all available positive and negative evidence, which incorporates available tax planning strategies, and management’s estimate of future reversals of existing taxable temporary differences, and have determined that a portion of our deferred income tax assets related to the Foreign tax credit and State losses and credits may not be realized. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits reflects increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. We have loss and credit carryovers in multiple state taxing jurisdictions. These attributes generally expire between 2021 and 2039 with some carryovers having indefinite carryforward periods.
Federal loss carryovers include deferred tax assets on loss carryovers of $905 million which have no expiration date.
Cash refunds for income taxes (net of payments) were $40 million and $86 million in 2020 and 2019, respectively. Cash payments for income taxes (net of refunds) were $11 million in 2018.
As of December 31, 2020, we had approximately $51 million of unrecognized tax benefits. No change occurred to the amount of unrecognized tax benefits in each of the years 2020 and 2019. If recognized, income tax expense would be reduced by $51 million for each of the years 2020 and 2019, including the effect of these changes on other tax attributes, with state income tax amounts included net of federal tax effect.
We recognize related interest and penalties as a component of Provision (benefit) for income taxes. Total interest and penalties recognized as part of income tax provision were a benefit of $900 thousand in 2020 and expenses of $500 thousand and $800 thousand for 2019 and 2018, respectively. Approximately $4 million and $3 million of interest and penalties primarily relating to uncertain tax positions have been accrued as of December 31, 2020 and 2019, respectively.
During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Consolidated U.S. Federal income tax returns are open to Internal Revenue Service (IRS) examination for years after 2010, excluding 2015 and 2016, for which the statutes have expired. As of December 31, 2020, examinations of tax returns for 2011 through 2014 are currently in appeals. We do not expect material changes in our financial position resulting from these examinations. The statute of limitations for most states expires one year after expiration of the IRS statute. Generally, tax returns for our previously owned Canadian entities are open to audit for tax years after 2012. Tax years 2013 and 2014 are currently under income tax examination. In September 2016, we sold the majority of our Canadian operations and, as part of the sale, indemnified the purchaser for any increases in Canadian tax due to an audit of any tax periods prior to the sale.
Note 9 – Earnings (Loss) Per Common Share from Continuing Operations

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations available to common stockholders	$208	$862	$(156)
Basic weighted-average shares	1,213,631	1,212,037	973,626
Effect of dilutive securities:
Nonvested restricted stock units	1,531	1,811	—
Stock options	3	163	—
Diluted weighted-average shares (1)	1,215,165	1,214,011	973,626
Earnings (loss) per common share from continuing operations:
Basic	$.17	$.71	$(.16)
Diluted	$.17	$.71	$(.16)
________________
(1)    For the year ended December 31, 2018, 2.0 million weighted-average nonvested restricted stock units and 0.5 million weighted-average stock options have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to The Williams Companies, Inc.
Note 10 – Employee Benefit Plans
Pension Plans
We have noncontributory defined benefit pension plans for eligible employees hired prior to January 1, 2019. Eligible employees earn compensation credits based on a cash balance formula. As of January 1, 2020, certain active employees are no longer eligible to receive compensation credits. At the time of retirement, participants may elect, to the extent they are eligible for the various options, to receive annuity payments, a lump-sum payment, or a combination of annuity and lump-sum payments.
We recognized a pre-tax, noncash settlement charge of $23 million in 2018, which is substantially reported in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Operations. This amount is included within the subsequent tables of net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before taxes.
Other Postretirement Benefits
We currently provide subsidized retiree medical and life insurance benefits to certain eligible participants. Generally, employees hired after December 31, 1991, are not eligible for the subsidized retiree medical benefits, except for participants that were employees or retirees of Transco Energy Company on December 31, 1995. Subsidized retiree medical benefits for eligible participants age 65 and older are paid through contributions to health reimbursement accounts. Subsidized retiree medical benefits for eligible participants under age 65 are provided through a self-insured medical plan sponsored by us. The self-insured retiree medical plan provides for retiree

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

contributions and contains other cost-sharing features such as deductibles, co-payments, and co-insurance. The accounting for this plan anticipates estimated future increases to our contribution levels to the health reimbursement accounts for participants age 65 and older, as well as future cost-sharing that is consistent with our expressed intent to increase the retiree contribution level generally in line with health care cost increases for participants under age 65.
Defined Contribution Plan
We have a defined contribution plan for the benefit of substantially all employees. Plan participants may contribute a portion of their compensation on a pre-tax or after-tax basis. Generally, we match employee contributions up to 6 percent of eligible compensation. Additionally, eligible active employees that are not eligible to receive compensation credits under the defined benefit pension plan are eligible for a fixed annual contribution made by us to the defined contribution plan. Our contributions charged to expense were $42 million in 2020, $36 million in 2019, and $35 million in 2018.
Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,237	$1,187	$215	$186
Service cost	31	45	1	1
Interest cost	36	50	7	8
Plan participants’ contributions	—	—	2	2
Benefits paid	(41)	(111)	(14)	(12)
Net actuarial loss (gain)	47	69	9	30
Settlements	(127)	(3)	—	—
Net increase (decrease) in benefit obligation	(54)	50	5	29
Benefit obligation at end of year	1,183	1,237	220	215
Change in plan assets:
Fair value of plan assets at beginning of year	1,299	1,132	247	214
Actual return on plan assets	212	218	37	38
Employer contributions	14	63	6	5
Plan participants’ contributions	—	—	2	2
Benefits paid	(41)	(111)	(14)	(12)
Settlements	(127)	(3)	—	—
Net increase (decrease) in fair value of plan assets	58	167	31	33
Fair value of plan assets at end of year	1,357	1,299	278	247
Funded status — overfunded (underfunded)	$174	$62	$58	$32
Accumulated benefit obligation	$1,167	$1,221

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The overfunded (underfunded) status of our pension plans and other postretirement benefit plan presented in the previous table are recognized in the Consolidated Balance Sheet within the following accounts:

	December 31,
	2020	2019
	(Millions)
Overfunded (underfunded) pension plans:
Noncurrent assets	$203	$92
Current liabilities	(3)	(3)
Noncurrent liabilities	(26)	(27)

Overfunded (underfunded) other postretirement benefit plan:
Noncurrent assets	64	38
Current liabilities	(6)	(6)

The plan assets within our other postretirement benefit plan are intended to be used for the payment of benefits for certain groups of participants. The Current liabilities for the other postretirement benefit plan represent the current portion of benefits expected to be payable in the subsequent year for the groups of participants whose benefits are not expected to be paid from plan assets.
The pension plans’ benefit obligation Net actuarial loss (gain) of $47 million in 2020 and $69 million in 2019 are primarily due to the impact of decreases in the discount rates utilized to calculate the benefit obligation, partially offset by the impact of decreases in the cash balance interest crediting rate assumption.
The 2020 benefit obligation Net actuarial loss (gain) of $9 million for our other postretirement benefit plan is primarily due to a decrease in the discount rate used to calculate the benefit obligation, partially offset by the net impact of experience related items. The 2019 benefit obligation Net actuarial loss (gain) of $30 million for our other postretirement benefit plan is primarily due to a decrease in the discount rate used to calculate the benefit obligation and other assumption changes, partially offset by the impact of benefit payment experience and tax law changes.
The following table summarizes information for pension plans with obligations in excess of plan assets.

	December 31,
	2020	2019
	(Millions)
Plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	$29	$29
Fair value of plan assets	—	—

Plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	25	26
Fair value of plan assets	—	—

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Pre-tax amounts not yet recognized in Net periodic benefit cost (credit) at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
	(Millions)
Amounts included in Accumulated other comprehensive income (loss):
Net actuarial loss	$(101)	$(243)	$(25)	$(21)
Amounts included in regulatory liabilities associated with Transco and Northwest Pipeline:
Net actuarial gain	N/A	N/A	$32	$11
In addition to the regulatory liabilities included in the previous table, differences in the amount of actuarially determined Net periodic benefit cost (credit) for our other postretirement benefit plan and the other postretirement benefit costs recovered in rates for Transco and Northwest Pipeline are deferred as a regulatory asset or liability. We have regulatory liabilities of $100 million at December 31, 2020 and $106 million at December 31, 2019, related to these deferrals. Additionally, Transco recognizes a regulatory liability for rate collections in excess of its amount funded to the tax-qualified pension plans. At December 31, 2020 and 2019, these regulatory liabilities were $39 million and $43 million, respectively. These pension and other postretirement plans amounts will be reflected in rates based on the rate structures of these gas pipelines.
Net Periodic Benefit Cost (Credit)
Net periodic benefit cost (credit) for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$31	$45	$50	$1	$1	$1
Interest cost	36	50	46	7	8	7
Expected return on plan assets	(53)	(61)	(63)	(11)	(10)	(11)
Amortization of prior service credit	—	—	—	—	—	(2)
Amortization of net actuarial loss	21	15	23	—	—	—
Net actuarial loss from settlements	9	1	23	—	—	—
Reclassification to regulatory liability	—	—	—	2	1	2
Net periodic benefit cost (credit)	$44	$50	$79	$(1)	$—	$(3)
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

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
	(Millions)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss):
Net actuarial gain (loss)	$112	$88	$(18)	$(4)	$(9)	$9
Amortization of net actuarial loss	21	15	23	—	—	—
Net actuarial loss from settlements	9	1	23	—	—	—
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss)	$142	$104	$28	$(4)	$(9)	$9

Other changes in plan assets and benefit obligations for our other postretirement benefit plan associated with Transco and Northwest Pipeline are recognized in regulatory assets and liabilities. Amounts recognized in regulatory assets and liabilities for the years ended December 31 consist of the following:

	2020	2019	2018
	(Millions)
Other changes in plan assets and benefit obligations recognized in regulatory (assets) and liabilities:
Net actuarial gain (loss)	$21	$7	$(10)
Amortization of prior service credit	—	—	(2)
Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.45%	3.19%	2.59%	3.27%
Rate of compensation increase	3.76	3.68	N/A	N/A
Cash balance interest crediting rate	3.00	3.50	N/A	N/A
The weighted-average assumptions utilized to determine Net periodic benefit cost (credit) for the years ended December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.08%	4.33%	3.67%	3.27%	4.39%	3.71%
Expected long-term rate of return on plan assets	4.67	5.26	5.34	4.39	5.01	4.95
Rate of compensation increase	3.68	4.83	4.93	N/A	N/A	N/A
Cash balance interest crediting rate	3.50	4.25	4.25	N/A	N/A	N/A

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The mortality assumptions used to determine the benefit obligations for our pension and other postretirement benefit plans reflect generational projection mortality tables.
The assumed health care cost trend rate for 2021 is 7.0 percent. This rate decreases to 4.5 percent by 2027.
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
The investment policy for the pension plans includes a general target asset allocation at December 31, 2020, of 25 percent equity securities and 75 percent fixed income securities. The target allocation includes the investments in equity and fixed income mutual and commingled investment funds.
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
Fixed income securities may consist of U.S. as well as international instruments, including emerging markets. The fixed income strategies may invest in U.S. and sovereign government, corporate, asset-backed securities, and mortgage-backed obligations. The weighted-average credit rating of the fixed income strategies must be at least “investment grade” including ratings by Moody’s and/or Standard & Poor’s. No more than 5 percent of the total fixed income portfolio may be invested in the fixed income securities of any one issuer with the exception of bond index funds and U.S. government guaranteed and agency securities.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our pension plan assets at December 31, 2020 and 2019 by asset class are as follows:

	2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Pension assets:
Cash management fund	$21	$—	$—	$21
Equity securities	39	22	—	61
Fixed income securities (1):
U.S. Treasury securities	110	—	—	110
Government and municipal bonds	—	32	—	32
Mortgage and asset-backed securities	—	19	—	19
Corporate bonds	—	342	—	342
Other	—	4	—	4
	$170	$419	$—	589
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				137
Equities — Global large and mid cap				121
Equities — International emerging markets				30
Fixed income — U.S. long and intermediate duration				346
Fixed income — Corporate bonds				134
Total assets at fair value at December 31, 2020				$1,357

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Pension assets:
Cash management fund	$11	$—	$—	$11
Equity securities	41	22	—	63
Fixed income securities (1):
U.S. Treasury securities	62	—	—	62
Government and municipal bonds	—	35	—	35
Mortgage and asset-backed securities	—	11	—	11
Corporate bonds	—	360	—	360
Other	5	4	—	9
	$119	$432	$—	551
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				133
Equities — Global large and mid cap				100
Equities — International emerging markets				26
Fixed income — U.S. long and intermediate duration				380
Fixed income — Corporate bonds				109
Total assets at fair value at December 31, 2019				$1,299

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our other postretirement benefits plan assets at December 31, 2020 and 2019 by asset class are as follows:

	2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds	$12	$—	$—	$12
Equity securities	38	10	—	48
Fixed income securities (1):
U.S. Treasury securities	14	—	—	14
Government and municipal bonds	—	4	—	4
Mortgage and asset-backed securities	—	3	—	3
Corporate bonds	—	45	—	45
Mutual fund — Municipal bonds	52	—	—	52
	$116	$62	$—	178
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				18
Equities — Global large and mid cap				16
Equities — International emerging markets				4
Fixed income — U.S. long and intermediate duration				45
Fixed income — Corporate bonds				17
Total assets at fair value at December 31, 2020				$278

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Millions)
Other postretirement benefit assets:
Cash management funds	$11	$—	$—	$11
Equity securities	35	9	—	44
Fixed income securities (1):
U.S. Treasury securities	8	—	—	8
Government and municipal bonds	—	4	—	4
Mortgage and asset-backed securities	—	1	—	1
Corporate bonds	—	43	—	43
Mutual fund — Municipal bonds	46	—	—	46
	$100	$57	$—	157
Commingled investment funds measured at net asset value practical expedient (2):
Equities — U.S. large cap				16
Equities — Global large and mid cap				12
Equities — International emerging markets				3
Fixed income — U.S. long and intermediate duration				46
Fixed income — Corporate bonds				13
Total assets at fair value at December 31, 2019				$247
____________
(1)The weighted-average credit quality rating of the fixed income security portfolio is investment grade with a weighted-average duration of approximately 16 years for 2020 and 14 years for 2019.
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
Shares of the cash management and mutual funds are valued at fair value based on published market prices as of the close of business on the last business day of the year, which represents the net asset values of the shares held.
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

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2021	$96	$14
2022	91	14
2023	86	14
2024	82	13
2025	82	13
2026-2030	378	57
In 2021, we do not expect to contribute to our tax-qualified pension plans. We expect to contribute approximately $2 million to our nonqualified pension plans and approximately $6 million to our other postretirement benefit plan.
Note 11 – Property, Plant, and Equipment
The following table presents nonregulated and regulated Property, plant, and equipment – net as presented on the Consolidated Balance Sheet for the years ended:

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2020	2019
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$17,813	$17,593
Construction in progress	Not applicable		289	354
Other	2 - 45		2,658	2,519
Regulated:
Natural gas transmission facilities		1.25 - 7.13	18,688	18,076
Construction in progress	Not applicable	Not applicable	382	586
Other	5 - 45	0.00 - 33.33	2,659	2,382
Total property, plant, and equipment, at cost			42,489	41,510
Accumulated depreciation and amortization			(13,560)	(12,310)
Property, plant, and equipment — net			$28,929	$29,200
__________
(1)    Estimated useful life and depreciation rates are presented as of December 31, 2020. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Depreciation and amortization expense for Property, plant, and equipment – net was $1.393 billion, $1.390 billion, and $1.392 billion in 2020, 2019, and 2018, respectively.
Regulated Property, plant, and equipment – net includes approximately $507 million and $547 million at December 31, 2020 and 2019, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.
Asset Retirement Obligations

Our accrued obligations primarily relate to offshore platforms and pipelines, gas transmission pipelines and facilities, gas processing, fractionation, and compression facilities, gas gathering well connections and pipelines, underground storage caverns, and producing wells. At the end of the useful life of each respective asset, we are legally obligated to dismantle offshore platforms and appropriately abandon offshore pipelines, to remove certain components of gas transmission facilities from the ground, to restore land and remove surface equipment at gas processing, fractionation, and compression facilities, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, to plug storage caverns and remove any related surface equipment, and to plug producing wells and remove any related surface equipment.
The following table presents the significant changes to our ARO, of which $1.159 billion and $1.117 billion are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Accrued liabilities at December 31, 2020 and 2019, respectively.

	December 31,
	2020	2019
	(Millions)
Balance at beginning of year	$1,165	$1,032
Liabilities incurred (1)	37	15
Liabilities settled	(19)	(8)
Accretion expense	65	59
Revisions (2)	(26)	67
Balance at end of year	$1,222	$1,165
___________
(1)As a result of the global resolution with Chesapeake in 2020, we recorded $31 million of ARO related to natural gas properties transferred to us. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
(2)Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, market risk premiums, discount rates, and the estimated remaining useful life of the assets. The 2020 revisions reflect changes in removal cost estimates, increases in the estimated remaining useful life of certain assets, decreases in inflation rates, and decreases in the discount rates used in the annual review process. The 2019 revisions reflect changes in removal cost estimates, decreases in the estimated remaining useful life of certain assets, increases in inflation rates, and decreases in the discount rates used in the annual review process.
The funds Transco collects through a portion of its rates to fund its ARO are deposited into an external trust account dedicated to funding its ARO (ARO Trust). (See Note 18 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) Under its current rate settlement, Transco’s annual funding obligation is approximately $16 million, with installments to be deposited monthly.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 12 – Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, by reportable segment for the periods indicated are as follows:

Northeast G&P
(Millions)
December 31, 2018	$—
UEOM Acquisition (Note 3)	188
December 31, 2019	188
Impairment of goodwill (Note 18)	(187)
Other (Note 3)	(1)
December 31, 2020	$—
Goodwill is not subject to amortization, but is evaluated at least annually for impairment or more frequently if impairment indicators are present. We did not identify or recognize any impairments to goodwill in connection with our evaluation of goodwill for impairment during the years ended December 31, 2019, and 2018, respectively.
Other Intangible Assets
The gross carrying amount and accumulated amortization of other intangible assets, included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, at December 31 are as follows:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Other intangible assets	$9,561	$(2,117)	$9,560	$(1,789)
Other intangible assets primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in acquisitions. Contractual customer relationships are being amortized on a straight-line basis over a period of 20 years for the acquisition of UEOM and 30 years for other acquisitions, which represents a portion of the term over which the contractual customer relationships are expected to contribute to our cash flows.
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
The amortization expense related to other intangible assets was $328 million, $324 million, and $333 million in 2020, 2019, and 2018, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $328 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 13 – Accrued Liabilities

	December 31,
	2020	2019
	(Millions)
Interest on debt	$271	$288
Employee costs	149	226
Estimated rate refund liabilities	—	189
Contract liabilities (Note 5)	129	158
Asset retirement obligation (Note 11)	63	48
Operating lease liabilities (Note 15)	28	21
Other, including accrued loss contingencies	304	346
	$944	$1,276

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 14 – Debt and Banking Arrangements
Long-Term Debt

	December 31,
	2020	2019
	(Millions)
Transco:
7.08% Debentures due 2026	$8	$8
7.25% Debentures due 2026	200	200
7.85% Notes due 2026	1,000	1,000
4% Notes due 2028	400	400
3.25% Notes due 2030	700	—
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
4.6% Notes due 2048	600	600
3.95% Notes due 2050	500	—
Other financing obligation - Atlantic Sunrise	847	857
Other financing obligation - Dalton	257	259
Northwest Pipeline:
7.125% Debentures due 2025	85	85
4% Notes due 2027	500	500
Williams:
4.125% Notes due 2020	—	600
5.25% Notes due 2020	—	1,500
4% Notes due 2021	500	500
7.875% Notes due 2021	371	371
3.35% Notes due 2022	750	750
3.6% Notes due 2022	1,250	1,250
3.7% Notes due 2023	850	850
4.5% Notes due 2023	600	600
4.3% Notes due 2024	1,000	1,000
4.55% Notes due 2024	1,250	1,250
3.9% Notes due 2025	750	750
4% Notes due 2025	750	750
3.75% Notes due 2027	1,450	1,450
3.5% Notes due 2030	1,000	—
7.5% Debentures due 2031	339	339
7.75% Notes due 2031	252	252
8.75% Notes due 2032	445	445
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	400
5.4% Notes due 2044	500	500
5.75% Notes due 2044	650	650
4.9% Notes due 2045	500	500
5.1% Notes due 2045	1,000	1,000
4.85% Notes due 2048	800	800
Various — 7.7% to 10.25% Notes and Debentures due 2020 to 2027	3	24
Credit facility loans	—	—
Unamortized debt issuance costs	(125)	(119)
Net unamortized debt premium (discount)	(63)	(58)
Total long-term debt, including current portion	22,344	22,288
Long-term debt due within one year	(893)	(2,140)
Long-term debt	$21,451	$20,148

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

December 31, 2020
(Millions)
2021	$894
2022	2,025
2023	1,477
2024	2,280
2025	1,617
Issuances and retirements
On August 17, 2020, we retired $600 million of 4.125 percent senior unsecured notes that were due November 15, 2020.
On May 14, 2020, we completed a public offering of $1 billion of 3.5 percent senior unsecured notes due 2030.
On May 8, 2020, Transco issued $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured notes due 2050 to investors in a private debt placement. As part of the issuance, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, Transco was obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer. In the fourth quarter of 2020, Transco filed the registration statement and completed the exchange offer.
We retired $1.5 billion of 5.25 percent senior unsecured notes that matured on March 15, 2020.
We retired $14 million of 8.75 percent senior unsecured notes that matured on January 15, 2020.
We retired $32 million of 7.625 percent senior unsecured notes that matured on July 15, 2019.
Other financing obligations
During the construction of the Atlantic Sunrise and Dalton projects, Transco received funding from its partners for their proportionate share of construction costs. Amounts received were recorded within noncurrent liabilities and the costs associated with construction were capitalized in the Consolidated Balance Sheet. Upon placing these projects into service Transco began utilizing the partners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from its partners from noncurrent liabilities to debt. The obligations, which mature in 2038 and 2052, respectively, require monthly interest and principal payments and both bear an interest rate of approximately 9 percent.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Credit Facilities

	December 31, 2020
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		15
________________
(1)    In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Revolving credit facility
In 2018, we along with Transco and Northwest Pipeline, the lenders named therein, and an administrative agent entered into a credit agreement (Credit Agreement) with aggregate commitments available of $4.5 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The maturity date of the credit facility is August 10, 2023. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as August 10, 2025, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $1 billion. Transco and Northwest Pipeline are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers.
The Credit Agreement contains the following terms and conditions:
•Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets, make certain distributions during an event of default, and enter into certain restrictive agreements.
•If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans and exercise other rights and remedies.
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to Citibank N.A.'s alternate base rate plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate plus an applicable margin. We are required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin and the commitment fee are determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings.
Significant financial covenants under the Credit Agreement require the ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), each as defined in the credit facility, to be no greater than 5.0 to 1, except for the fiscal quarter and the two following fiscal quarters in which one or more acquisitions with a total aggregate purchase price of $25 million or more has been executed, in which case the ratio of debt to EBITDA is to be no greater than 5.5 to 1.
The ratio of debt to capitalization (defined as net worth plus debt) must be no greater than 65 percent for each of Transco and Northwest Pipeline.
At December 31, 2020, we are in compliance with these covenants.
Commercial Paper Program
In 2018, we entered into a $4 billion commercial paper program. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The net proceeds of issuances of the commercial paper notes are expected to be used to fund planned capital expenditures and for other general corporate purposes. At December 31, 2020 and 2019, no commercial paper was outstanding.
Cash Payments for Interest (Net of Amounts Capitalized)
Cash payments for interest (net of amounts capitalized) were $1.149 billion in 2020, $1.153 billion in 2019, and $1.064 billion in 2018.
Note 15 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2020	2019
	(Millions)
Lease Cost:
Operating lease cost	$37	$40
Variable lease cost	19	27
Sublease income	(1)	(2)
Total lease cost	$55	$65
Cash paid for amounts included in the measurement of operating lease liabilities	$30	$39
	December 31,
	2020	2019
	(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet)	$182	$207
Operating lease liabilities:
Current (included in Accrued liabilities in the Consolidated Balance Sheet)	$28	$21
Noncurrent (included in Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet)	$161	$188
Weighted-average remaining lease term – operating leases (years)	13	13
Weighted-average discount rate – operating leases	4.60%	4.61%
Prior to adopting ASU 2016-02 “Leases (Topic 842)”, which was effective January 1, 2019, total rent expense was $73 million in 2018 and primarily included in Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Operations.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2020, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2021	$34
2022	28
2023	23
2024	19
2025	17
Thereafter	140
Total future lease payments	261
Less amount representing interest	72
Total obligations under operating leases	$189
We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 16 – Stockholders' Equity
On January 26, 2021, our board of directors approved a regular quarterly dividend to common stockholders of $0.41 per share payable on March 29, 2021.
Stockholder Rights Agreement
On March 19, 2020, our board of directors approved the adoption of a limited duration stockholder rights agreements (Rights Agreement) and declared a distribution of one preferred stock purchase right for each outstanding share of common stock. The Rights Agreement is intended to protect the interests of us and our stockholders by reducing the likelihood of another party gaining control of or significant influence over us without paying an appropriate premium considering recent volatile markets. Each preferred stock purchase right represents the right to purchase, upon certain terms and conditions, one one-thousandths (.001) of a share of Series C Participating Cumulative Preferred Stock, $1.00 par value per share. Each one-thousandth (.001) of a share of Series C Participating Cumulative Preferred Stock, if issued, would have rights similar to one share of our common stock. The distribution of preferred stock purchase rights occurred on March 30, 2020, to holders of record as of the close of business on that date. The Rights Agreement expires on March 20, 2021. Please see our Current Report on Form 8-K dated March 20, 2020, for additional details of the Rights Agreement.
On August 27, 2020, a purported shareholder filed a putative class action lawsuit in the Delaware Court of Chancery challenging the Rights Agreement. The plaintiff alleges that the individual members of our board of directors breached their fiduciary duties by adopting the Rights Agreement. On September 3, 2020, a purported shareholder filed a separate putative class action lawsuit in the Delaware Court of Chancery, asserting identical claims to the August 27, 2020, lawsuit. Both complaints seek declaratory relief, an injunction against the agreement, and an award of attorneys’ fees and costs, which are not expected to be material. The court consolidated the lawsuits. The trial occurred January 12 through January 14, 2021, and we are awaiting the court’s decision.
Issuance of Preferred Stock
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Post Retirement Benefits	Total
	(Millions)
Balance at December 31, 2019	$(2)	$(1)	$(196)	$(199)
Other comprehensive income (loss) before reclassifications	(2)	—	81	79
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	23	24
Other comprehensive income (loss)	(1)	—	104	103
Balance at December 31, 2020	$(3)	$(1)	$(92)	$(96)
Reclassifications out of AOCI are presented in the following table by component for the year ended December 31, 2020:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$1	Product sales
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	30	Other income (expense) – net below Operating income (loss)
Income tax benefit	(7)	Provision (benefit) for income taxes
Reclassifications during the period	$24
Note 17 – Equity-Based Compensation
Williams’ Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan) provides common-stock-based awards to both employees and nonmanagement directors. To date, 50 million new shares have been authorized for making awards under the Plan, including 10 million shares added on April 28, 2020. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2020, 31 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 19 million shares were available for future grants.
Additionally, up to 5.2 million new shares of our common stock have been authorized to date to be available for sale under our Employee Stock Purchase Plan (ESPP), including 1.6 million shares added on April 28, 2020. Employees purchased 347 thousand shares at a weighted-average price of $16.07 per share during 2020. Approximately 1.7 million shares were available for purchase under the ESPP at December 31, 2020.
Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Operations include equity-based compensation expense for the years ended December 31, 2020, 2019, and 2018 of $52 million, $57 million, and $54 million, respectively. Income tax benefit recognized related to the stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018 was $13 million, $14 million, and $14 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2020, was $57 million, substantially all of which related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.7 years.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2020:

Restricted Stock Units Outstanding	Shares	Weighted- Average Fair Value (1)
	(Millions)
Nonvested at December 31, 2019	5.4	$28.11
Granted	2.8	$18.32
Forfeited	(0.5)	$27.90
Vested	(1.5)	$29.04
Nonvested at December 31, 2020	6.2	$23.53
______________
(1)Performance-based restricted stock units are valued considering measures of total shareholder return utilizing a Monte Carlo valuation method, as well as return on capital employed and a ratio of debt to EBITDA. All other restricted stock units are valued at the grant-date market price. Restricted stock units generally vest after three years.

Value of Restricted Stock Units	2020	2019	2018
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$18.32	$25.87	$30.48
Total fair value of restricted stock units vested during the year (in millions)	$43	$29	$35
Performance-based restricted stock units granted under the Plan represent 41 percent of nonvested restricted stock units outstanding at December 31, 2020. These grants may be earned at the end of the vesting period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2020:

Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2019	6.8	$32.64
Granted	—	$—
Exercised	(0.3)	$17.28
Cancelled	(0.5)	$34.04
Outstanding at December 31, 2020	6.0	$33.18	$—
Exercisable at December 31, 2020	5.7	$33.41	$—
The following table summarizes additional information related to stock option activity during each of the last three years:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Total intrinsic value of options exercised	$1	$6	$3
Tax benefits realized on options exercised	$—	$1	$—
Cash received from the exercise of options	$3	$4	$9

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The weighted-average remaining contractual lives for stock options outstanding and exercisable at December 31, 2020, were 3.5 years and 3.3 years, respectively.
The estimated fair value at date of grant of options for our common stock granted in each respective year, using the Black-Scholes option pricing model, is as follows:

2018
Weighted-average grant date fair value of options for our common stock granted during the year, per share	$5.49
Weighted-average assumptions:
Dividend yield	4.7%
Volatility	30.1%
Risk-free interest rate	2.7%
Expected life (years)	6.0
There were no stock options granted in 2020 or 2019. The expected dividend yield for each respective year is based on the dividend forecast for that year and the grant-date market price of our stock. Our expected future volatility is determined using the historical volatility of our stock and implied volatility on our traded options. Historical volatility is based on the blended 10-year historical volatility of our stock and certain peer companies. The risk-free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life of the option is based on historical exercise behavior and expected future experience.
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235	$235	$235	$—	$—
Additional disclosures:
Long-term debt, including current portion	(22,344)	(27,043)	—	(27,043)	—
Guarantees	(40)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2019:
Measured on a recurring basis:
ARO Trust investments	$201	$201	$201	$—	$—
Additional disclosures:
Long-term debt, including current portion	(22,288)	(25,319)	—	(25,319)	—
Guarantees	(41)	(27)	—	(11)	(16)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets measured at fair value on a recurring basis
ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust that is specifically designated to fund future ARO’s. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
Additional fair value disclosures
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton lateral and Atlantic Sunrise projects, which are included within long-term debt, were determined using an income approach (see Note 14 – Debt and Banking Arrangements).
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $27 million at December 31, 2020. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements
During the first quarter of 2020, we observed a significant decline in the publicly traded price of our common stock (NYSE: WMB), which declined 40 percent during the quarter, including a 26 percent decline in the month of March. These changes were generally attributed to macroeconomic and geopolitical conditions, including significant declines in crude oil prices driven by both surplus supply and a decrease in demand caused by the coronavirus (COVID-19) pandemic. As a result of these conditions, we performed an interim assessment of the goodwill

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

associated with our Northeast G&P reporting unit as of March 31, 2020. This goodwill resulted from the March 2019 acquisition of UEOM (see Note 3 – Acquisitions and Divestitures).

The assessment considered the total fair value of the businesses within the Northeast G&P reporting unit, which was determined using income and market approaches. We utilized internally developed industry weighted-average discount rates and estimates of valuation multiples of comparable publicly traded gathering and processing companies. In assessing the fair value as of the March 31, 2020, measurement date, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA market multiples as compared with recent history and significantly higher industry weighted-average discount rates. The fair value of the reporting unit was further reconciled to our estimated total enterprise value as of March 31, 2020, which considered observable valuation multiples of comparable publicly traded companies applied to each distinct business including the Northeast G&P reporting unit. This assessment indicated that the estimated fair value of the Northeast G&P reporting unit was below its carrying value, including goodwill. As a result of this Level 3 measurement, we recognized a full impairment charge of $187 million as of March 31, 2020, in Impairment of goodwill in the Consolidated Statement of Operations. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations (see Note 3 – Acquisitions and Divestitures).
The following table presents impairments of assets and equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy, except as specifically noted.

				Impairments
				Year Ended December 31,
	Segment	Date of Measurement	Fair Value	2020	2019	2018
			(Millions)
Impairment of certain assets:
Certain capitalized project costs (1)	Transmission & Gulf of Mexico	December 31, 2020	$42	$170
Certain gathering assets (2)	Northeast G&P	December 31, 2020	5	12
Certain pipeline project (3)	Transmission & Gulf of Mexico	December 31, 2019	22		$354
Certain gathering assets (4)	West	December 31, 2019	25		20
Certain gathering assets (4)	West	June 30, 2019	40		59
Certain idle gathering assets (5)	West	March 31, 2019	—		12
Certain gathering assets (6)	West	December 31, 2018	470			$1,849
Certain idle pipeline assets (7)	Other	June 30, 2018	25			66
Other impairments and write-downs (8)					19
Impairment of certain assets				$182	$464	$1,915

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

				Impairments
				Year Ended December 31,
	Segment	Date of Measurement	Fair Value	2020	2019	2018
			(Millions)
Impairment of equity-method investments:
RMM (9)	West	December 31, 2020	$421	$108
RMM (10)	West	March 31, 2020	557	243
Brazos Permian II (10)	West	March 31, 2020	—	193
Caiman II (11)	Northeast G&P	March 31, 2020	191	229
Appalachia Midstream Investments (11)	Northeast G&P	March 31, 2020	2,700	127
Aux Sable (11)	Northeast G&P	March 31, 2020	7	39
Laurel Mountain (11)	Northeast G&P	March 31, 2020	236	10
Discovery (11)	Transmission & Gulf of Mexico	March 31, 2020	367	97
Laurel Mountain (12)	Northeast G&P	September 30, 2019	242		$79
Appalachia Midstream Investments (13)	Northeast G&P	September 30, 2019	102		17
Pennant (14)	Northeast G&P	August 31, 2019	11		17
UEOM (15)	Northeast G&P	March 17, 2019	1,210		74
UEOM (15)	Northeast G&P	December 31, 2018	1,293			$32
Other					(1)
Impairment of equity-method investments				$1,046	$186	$32
______________
(1)Relates to capitalized project development costs for the Northeast Supply Enhancement project. As previously disclosed, approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, recent developments in the political and regulatory environments have caused us to slightly lower that assessed probability such that the capitalized project costs now required impairment. The estimated fair value of the materials within the capitalized project costs considered other internal uses and salvage values for the Property, plant, and equipment – net. The remaining capitalized costs were determined to have no fair value.

(2)Relates to a gathering system in the Marcellus Shale region, that is more likely than not to be sold in the short term. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net of accumulated amortization was determined using a market approach, which incorporated an indication of interest by a third party. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

(3)Relates to the Constitution proposed pipeline project extending from Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems in New York. Although Constitution received a certificate of public convenience and necessity from the FERC to construct and operate the proposed pipeline and obtained, among other approvals, a waiver of the water quality certification under Section 401 of the Clean Water Act for the New York portion of the project, the members of Constitution, following extensive evaluation and discussion, determined that the underlying risk-adjusted return for this greenfield pipeline project had diminished in such a way that further development was no longer supported. The estimated fair value of the Property, plant, and equipment – net was based on probability-weighted third-party quotes. Our partners’ $209 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Operations.

(4)Relates to a gas gathering system in the Eagle Ford Shale region with expected declines in asset utilization and possible idling of the gathering system. We designated these operations as held for sale, included in Other current assets and deferred charges, as of December 31, 2019. As a result, we measured the fair value of the disposal group using the expected sales price under a contract with a third party. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net at June 30, 2019, was determined using a market approach, which incorporated indications of interest from third parties.

(5)Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value.

(6)Relates to our gathering operations in the Barnett Shale region. Certain of our contractual gathering rates, primarily those in the Barnett Shale region, are based on a percentage of the New York Mercantile Exchange (NYMEX) natural gas prices. During the fourth quarter of 2018, we determined there was a sustained decline in the forward price curves for natural gas. During this same period, a large producer customer in the Barnett Shale region removed their remaining drilling rig. These factors gave rise to an impairment evaluation of these assets, which incorporated management’s projections of future drilling activity and gathering rates, taking into consideration the information previously noted as well as recently available information regarding producer drilling cost assumptions in the basin. The resulting estimate of future undiscounted cash flows was less than our carrying value, necessitating the estimation of the fair value of the Property, plant, and equipment – net and Intangible assets – net of accumulated amortization. To arrive at the fair value, we utilized an income approach with a discount rate of 8.5 percent, reflecting an estimated cost of capital and risks associated with the underlying assets.

(7)Relates to certain idle pipelines. The estimated fair value of the Property, plant, and equipment – net was determined by a market approach incorporating information derived from bids received for these assets, which we marketed for sale together with certain other assets. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. We sold these assets in the fourth quarter of 2018. (See Note 3 – Acquisitions and Divestitures.)

(8)Reflects multiple individually insignificant impairments and write-downs of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be lower than the carrying value.

(9)During the fourth quarter of 2020, RMM renegotiated service contracts with a significant customer in connection with the customer’s Chapter 11 bankruptcy proceedings. The renegotiated contracts result in lower service rates and lower projected future cash flows. As a result, we evaluated this investment for other-than-temporary impairment. The fair value was measured using an income approach. We utilized a discount rate of 18 percent in our analysis.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

(10)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The fair value was measured using an income approach. Both investees operate in primarily oil-driven basins where significant expected reductions in producer activities led to reduced estimates of expected future cash flows. Our fair value estimates also reflected discount rates of approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. The industry weighted-average discount rates utilized were significantly influenced by the recent market declines previously discussed.

(11)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in Caiman II and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments, including gathering systems that are part of Appalachia Midstream Investments, were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the recent market declines previously discussed.

(12)Relates to a gas gathering system in the Marcellus Shale region that was adversely impacted by lower sustained forward natural gas price expectations and changes in expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 10.2 percent in our analysis.

(13)Relates to a certain gathering system held in Appalachia Midstream Investments that was adversely impacted by changes in the timing of expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 9 percent in our analysis.

(14)The estimated fair value of Pennant Midstream, LLC (Pennant) was determined by a market approach based on recent observable third-party transactions. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.

(15)The estimated fair value at March 17, 2019, was determined by a market approach based on the transaction price for the purchase of the remaining interest in UEOM as finalized just prior to the signing and closing of the acquisition in March 2019 (see Note 3 – Acquisitions and Divestitures). These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. The estimated fair value at December 31, 2018, was determined by a market approach based on our analysis of inputs in the principal market.
Concentration of Credit Risk
The following table summarizes concentration of receivables, net of allowances:

	December 31,
	2020	2019
	(Millions)
NGLs, natural gas, and related products and services	$638	$613
Transportation of natural gas and related products	254	277
Accounts Receivable related to revenues from contracts with customers	892	890
Other	107	106
Trade accounts and other receivables - net	$999	$996

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
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland appealed. On March 27, 2018, the appellate court reversed the district court’s grant of summary judgment, and on April 10, 2018, the defendants filed a petition for rehearing with the appellate court, which was denied on May 9, 2018. The case was remanded to the Nevada federal district court and subsequently remanded to its originally filed court, the Kansas federal district court where we re-urged our motion for summary judgment. The district court denied the motion but granted our request to seek permission for an immediate appeal to the appellate court. Oral argument occurred before the appellate court on January 19, 2021.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million. The court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the court entered final judgment in the case. Filing deadlines were stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also filed post-judgment motions including a Motion for New Trial and a Motion to Alter or Amend the Judgment. These post-trial motions were resolved with the court’s denial of the last motion on June 11, 2020. Our Statement of Points on Appeal was filed on July 13, 2020. On June 22, 2020, the court stayed the North Pole’s case pending resolution of the appeal in the State of Alaska and FHRA case. On December 23, 2020, we filed our opening brief on appeal. We have recorded an accrued liability in the amount of our estimate of the probable loss. It is reasonably possible that we may not be successful on appeal and could ultimately pay up to the amount of judgment.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants.  On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery had scheduled trial for May 20 through May 24, 2019; the court struck this setting and reset the trial for June 8 through June 11, and June 15, 2020. Due to COVID-19, the court struck the June 2020 setting and re-scheduled the trial for August 31 through September 4, 2020; this setting was also struck as a result of COVID-19. The court reset trial for December 14 through December 18, 2020, but also struck this setting as a result of COVID-19. Trial has been reset for May 10 through May 17, 2021.
Former Olefins Business
SABIC Petrochemicals, the other interest owner in our former Geismar, Louisiana, olefins facility we sold in July 2017, sought recovery from us for losses it allegedly suffered, including its share of personal injury settlements in which it was a co-defendant, as well as amounts related to lost income, defense costs, and property damage associated with an explosion and fire at the plant in June 2013. We settled this claim with SABIC Petrochemicals in the fourth quarter 2020. Part of the settlement is covered by our general liability policy and any uninsured losses are immaterial.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2020, we have accrued liabilities totaling $33 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

December 31, 2020, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2020, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2020, we have accrued liabilities totaling $8 million for these costs.
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
At December 31, 2020, we have accrued environmental liabilities of $21 million related to these matters.
Other Divestiture Indemnifications
Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, property damage, environmental matters, right of way, and other representations that we have provided.
At December 31, 2020, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment are approximately $262 million at December 31, 2020.
Note 20 – Segment Disclosures
Our reportable segments are Transmission & Gulf of Mexico, Northeast G&P, and West. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
Performance Measurement
We evaluate segment operating performance based upon Modified EBITDA. This measure represents the basis of our internal financial reporting and is the primary performance measure used by our chief operating decision maker in measuring performance and allocating resources among our reportable segments. Intersegment revenues primarily represent the sale of NGLs from our natural gas processing plants and transportation services provided to our marketing business.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Operations and Other financial information:

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
	(Millions)
2020
Segment revenues:
Service revenues
External	$3,207	$1,416	$1,280	$21	$—	$5,924
Internal	50	49	—	13	(112)	—
Total service revenues	3,257	1,465	1,280	34	(112)	5,924
Total service revenues – commodity consideration	21	7	101	—	—	129
Product sales
External	144	16	1,506	—	—	1,666
Internal	47	41	56	—	(144)	—
Total product sales	191	57	1,562	—	(144)	1,666
Total revenues	$3,469	$1,529	$2,943	$34	$(256)	$7,719

Other financial information:
Additions to long-lived assets	$706	$137	$318	$122	$—	$1,283
Proportional Modified EBITDA of equity-method investments	166	473	110	—	—	749

2019
Segment revenues:
Service revenues
External	$3,261	$1,291	$1,364	$17	$—	$5,933
Internal	50	47	—	13	(110)	—
Total service revenues	3,311	1,338	1,364	30	(110)	5,933
Total service revenues – commodity consideration	41	12	150	—	—	203
Product sales
External	217	115	1,733	—	—	2,065
Internal	71	35	64	—	(170)	—
Total product sales	288	150	1,797	—	(170)	2,065
Total revenues	$3,640	$1,500	$3,311	$30	$(280)	$8,201

Other financial information:
Additions to long-lived assets	$1,341	$1,245	$304	$21	$—	$2,911
Proportional Modified EBITDA of equity-method investments	177	454	115	—	—	746

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
	(Millions)
2018
Segment revenues:
Service revenues
External	$2,904	$935	$1,641	$22	$—	$5,502
Internal	49	41	—	12	(102)	—
Total service revenues	2,953	976	1,641	34	(102)	5,502
Total service revenues – commodity consideration	59	20	321	—	—	400
Product sales
External	174	245	2,365	—	—	2,784
Internal	261	42	83	—	(386)	—
Total product sales	435	287	2,448	—	(386)	2,784
Total revenues	$3,447	$1,283	$4,410	$34	$(488)	$8,686

Other financial information:
Additions to long-lived assets	$2,379	$477	$279	$36	$—	$3,171
Proportional Modified EBITDA of equity-method investments	183	493	94	—	—	770
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations:

	Year Ended December 31,
	2020	2019	2018
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$2,379	$2,175	$2,293
Northeast G&P	1,489	1,314	1,086
West	998	952	38
Other	(15)	6	(29)
	4,851	4,447	3,388
Accretion expense associated with asset retirement obligations for nonregulated operations	(35)	(33)	(33)
Depreciation and amortization expenses	(1,721)	(1,714)	(1,725)
Impairment of goodwill	(187)	—	—
Equity earnings (losses)	328	375	396
Impairment of equity-method investments	(1,046)	(186)	(32)
Other investing income (loss) – net	8	107	219
Proportional Modified EBITDA of equity-method investments	(749)	(746)	(770)
Interest expense	(1,172)	(1,186)	(1,112)
(Provision) benefit for income taxes	(79)	(335)	(138)
Income (loss) from discontinued operations	—	(15)	—
Net income (loss)	$198	$714	$193

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects Total assets and Equity-method investments by reportable segments:

	Total Assets		Equity-Method Investments
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(Millions)
Transmission & Gulf of Mexico	$19,110	$18,796	$610	$741
Northeast G&P	14,569	15,399	3,682	3,973
West	10,558	11,265	867	1,521
Other	927	1,151	—	—
Eliminations (1)	(999)	(571)	—	—
Total	$44,165	$46,040	$5,159	$6,235
______________
(1)    Eliminations primarily relate to the intercompany notes and accounts receivable generated by our cash management program.
Note 21 – Subsequent Event
In February 2021, we acquired certain oil and gas properties, primarily approximately 2,000 operated wells, in the Wamsutter basin in Wyoming from a supermajor oil and gas company for a total of $79 million paid from cash on hand. We are working to identify an operating partner to optimize development of the properties and enhance the value of our connected midstream infrastructure. We expect to report these operations within our Other segment.

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2020
Deferred tax asset valuation allowance (1)	$319	$6	$—	$—	$325
2019
Deferred tax asset valuation allowance (1)	320	(1)	—	—	319
2018
Deferred tax asset valuation allowance (1)	224	96	—	—	320
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Williams Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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
February 24, 2021

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Election of Directors” in our definitive proxy statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held April 27, 2021, which shall be filed no later than March 18, 2021 (Proxy Statement), which information is incorporated by reference herein.

Information regarding our executive officers required by Item 401 of Regulation S-K is presented at the end of Part I herein and captioned “Information About Our Executive Officers,” as permitted by General Instruction G(3) and the Instruction to Item 401 of Regulation S-K.

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
Certificate of Designations of Series C Participating Preferred Stock of The Williams Companies, Inc. (filed on March 20, 2020, as Exhibit 3.1 to The Williams Companies, Inc. current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.4	—
Certificate of Amendment dated August 10, 2018 (filed on August 10, 2018, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.5	—	By-laws (filed on January 20, 2017, as Exhibit 3.1 to The Williams Companies Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.1	—
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
Third Supplemental Indenture, dated as of May 14, 2020, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 14, 2020, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

4.34	—
Indenture, dated as of May 8, 2020, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 8, 2020, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.35	—
Rights Agreement, dated as of March 20, 2020, between The Williams Companies, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series C Participating Cumulative Preferred Stock of The Williams Companies, Inc. as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C (filed on March 20, 2020, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.36*	—	Description of Securities.

10.1§	—
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
Amended Form of 2019 Performance-Base Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 4, 2020, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

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
Form of 2020 Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 4, 2020, as Exhibit 10.2 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.26§	—
Form of 2020 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 4, 2020, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.27§	—
Form of 2020 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors (filed on May 4, 2020, as Exhibit 10.4 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.28§*	—	Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.

10.29§*	—	Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors.

10.30§	—
The Williams Companies, Inc. 1996 Stock Plan for Nonemployee Directors (filed on March 27, 1996, as Exhibit B to The Williams Companies, Inc.’s Definitive Proxy Statement (File No. 002-27038) and incorporated herein by reference).

10.31	—
The Williams Companies, Inc. 2002 Incentive Plan as amended and restated effective as of January 23, 2004 (filed on August 5, 2004, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

Exhibit No.		Description

10.32§	—
Amendment No. 1 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009, as Exhibit 10.11 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.33§	—
Amendment No. 2 to The Williams Companies, Inc. 2002 Incentive Plan (filed on February 25, 2009, as Exhibit 10.12 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.34§	—
Change in Control and Restrictive Covenant Agreement between certain executive officers (Tier One Executives) and The Williams Companies, Inc. (filed on February 24, 2020, as Exhibit 10.29 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.35§	—
Change in Control and Restrictive Covenant Agreement between certain executive officers (Tier Two Executives) and The Williams Companies, Inc. (filed on February 24, 2020, as Exhibit 10.30 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.36§	—
The Williams Companies, Inc. Executive Severance Pay Plan, dated November 14, 2012 (filed July 20, 2016, as Exhibit 10.2 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.37§	—
First Amendment to The Williams Companies, Inc. Executive Severance Pay Plan (filed July 20, 2016, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.38§	—
The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective July 14, 2016 (filed on February 22, 2017, as Exhibit 10.38 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.39	—
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
Form of Commercial Paper Dealer Agreement, dated as of August 10, 2018, between The Williams Companies, Inc., as Issuer, and the Dealer party thereto (filed on August 10, 2018, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	President, Chief Executive Officer and Director	February 24, 2021
Alan S. Armstrong	(Principal Executive Officer)

/s/ JOHN D. CHANDLER	Senior Vice President and Chief Financial Officer	February 24, 2021
John D. Chandler	(Principal Financial Officer)

/s/ JOHN D. PORTER	Vice President, Controller and Chief Accounting Officer	February 24, 2021
John D. Porter	(Principal Accounting Officer)

/s/ STEPHEN W. BERGSTROM	Chairman of the Board	February 24, 2021
Stephen W. Bergstrom

/s/ NANCY K. BUESE	Director	February 24, 2021
Nancy K. Buese

/s/ STEPHEN I. CHAZEN	Director	February 24, 2021
Stephen I. Chazen

/s/ CHARLES I. COGUT	Director	February 24, 2021
Charles I. Cogut

/s/ STACEY H. DORÉ	Director	February 24, 2021
Stacey H. Doré

/s/ MICHAEL A. CREEL	Director	February 24, 2021
Michael A. Creel

/s/ VICKI L. FULLER	Director	February 24, 2021
Vicki L. Fuller

/s/ PETER A. RAGAUSS	Director	February 24, 2021
Peter A. Ragauss

Signature	Title	Date

/s/ ROSE M. ROBESON	Director	February 24, 2021
Rose M. Robeson

/s/ SCOTT D. SHEFFIELD	Director	February 24, 2021
Scott D. Sheffield

/s/ MURRAY D. SMITH	Director	February 24, 2021
Murray D. Smith

/s/ WILLIAM H. SPENCE	Director	February 24, 2021
William H. Spence