Form 10-Q
period 2021-03-31
WILLIAMS COMPANIES, INC.
filed 2021-05-03
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 29, 2021
Common Stock, $1.00 par value	1,214,762,352

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
•The impact of existing and future laws and regulations, the regulatory environment, environmental matters, and litigation, as well as our ability to obtain necessary permits and approvals, and achieve favorable rate proceeding outcomes;
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

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
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Northeast JV: Ohio Valley Midstream LLC

Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2021, we account for as equity-method investments, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,452	$1,474
Service revenues – commodity consideration	49	28
Product sales	1,111	411
Total revenues	2,612	1,913
Costs and expenses:
Product costs	932	396
Processing commodity expenses	21	13
Operating and maintenance expenses	360	337
Depreciation and amortization expenses	438	429
Selling, general, and administrative expenses	123	113
Impairment of goodwill (Note 10)	—	187
Other (income) expense – net	(1)	7
Total costs and expenses	1,873	1,482
Operating income (loss)	739	431
Equity earnings (losses) (Note 4)	131	22
Impairment of equity-method investments (Note 10)	—	(938)
Other investing income (loss) – net	2	3
Interest incurred	(296)	(301)
Interest capitalized	2	5
Other income (expense) – net	(2)	4
Income (loss) before income taxes	576	(774)
Less: Provision (benefit) for income taxes	141	(204)
Net income (loss)	435	(570)
Less: Net income (loss) attributable to noncontrolling interests	9	(53)
Net income (loss) attributable to The Williams Companies, Inc.	426	(517)
Less: Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$425	$(518)
Basic earnings (loss) per common share:
Net income (loss)	$.35	$(.43)
Weighted-average shares (thousands)	1,214,646	1,213,019
Diluted earnings (loss) per common share:
Net income (loss)	$.35	$(.43)
Weighted-average shares (thousands)	1,217,211	1,213,019

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Millions)
Net income (loss)	$435	$(570)
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $2 in 2021 and $— in 2020	(9)	—
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— in 2021 and $— in 2020	2	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $— in 2021 and $4 in 2020	—	(14)
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) in 2021 and ($2) in 2020	3	8
Other comprehensive income (loss)	(4)	(6)
Comprehensive income (loss)	431	(576)
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	(53)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$422	$(523)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2021	December 31, 2020
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,126	$142
Trade accounts and other receivables	1,059	1,000
Allowance for doubtful accounts	(1)	(1)
Trade accounts and other receivables – net	1,058	999
Inventories	144	136
Other current assets and deferred charges	169	152
Total current assets	2,497	1,429
Investments	5,129	5,159
Property, plant, and equipment	42,970	42,489
Accumulated depreciation and amortization	(13,894)	(13,560)
Property, plant, and equipment – net	29,076	28,929
Intangible assets – net of accumulated amortization	7,362	7,444
Regulatory assets, deferred charges, and other	1,198	1,204
Total assets	$45,262	$44,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$538	$482
Accrued liabilities	855	944
Long-term debt due within one year	2,142	893
Total current liabilities	3,535	2,319
Long-term debt	21,092	21,451
Deferred income tax liabilities	2,065	1,923
Regulatory liabilities, deferred income, and other	4,097	3,889
Contingent liabilities (Note 11)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2021 and December 31, 2020; 1,249 million shares issued at March 31, 2021 and 1,248 million shares issued at December 31, 2020)	1,249	1,248
Capital in excess of par value	24,384	24,371
Retained deficit	(12,825)	(12,748)
Accumulated other comprehensive income (loss)	(100)	(96)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,702	11,769
Noncontrolling interests in consolidated subsidiaries	2,771	2,814
Total equity	14,473	14,583
Total liabilities and equity	$45,262	$44,165

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	426	—	—	426	9	435
Other comprehensive income (loss)	—	—	—	—	(4)	—	(4)	—	(4)
Cash dividends – common stock ($0.41 per share)	—	—	—	(498)	—	—	(498)	—	(498)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation and related common stock issuances, net of tax	—	1	10	—	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	—	3	(5)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	1	13	(77)	(4)	—	(67)	(43)	(110)
Balance – March 31, 2021	$35	$1,249	$24,384	$(12,825)	$(100)	$(1,041)	$11,702	$2,771	$14,473

Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	(517)	—	—	(517)	(53)	(570)
Other comprehensive income (loss)	—	—	—	—	(6)	—	(6)	—	(6)
Cash dividends – common stock ($0.40 per share)	—	—	—	(485)	—	—	(485)	—	(485)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Stock-based compensation and related common stock issuances, net of tax	—	1	7	—	—	—	8	—	8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	—	—	(9)	—	—	(9)	(1)	(10)
Net increase (decrease) in equity	—	1	7	(1,011)	(6)	—	(1,009)	(96)	(1,105)
Balance – March 31, 2020	$35	$1,248	$24,330	$(12,013)	$(205)	$(1,041)	$12,354	$2,905	$15,259

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$435	$(570)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	438	429
Provision (benefit) for deferred income taxes	144	(177)
Equity (earnings) losses	(131)	(22)
Distributions from unconsolidated affiliates	176	169
Impairment of goodwill (Note 10)	—	187
Impairment of equity-method investments (Note 10)	—	938
Amortization of stock-based awards	20	9
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(59)	67
Inventories	(8)	19
Other current assets and deferred charges	(6)	20
Accounts payable	38	(155)
Accrued liabilities	(116)	(150)
Other, including changes in noncurrent assets and liabilities	(16)	23
Net cash provided (used) by operating activities	915	787
FINANCING ACTIVITIES:
Proceeds from long-term debt	897	1,702
Payments of long-term debt	(5)	(1,518)
Proceeds from issuance of common stock	3	6
Common dividends paid	(498)	(485)
Dividends and distributions paid to noncontrolling interests	(54)	(44)
Contributions from noncontrolling interests	2	2
Payments for debt issuance costs	(6)	—
Other – net	(13)	(10)
Net cash provided (used) by financing activities	326	(347)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(260)	(306)
Dispositions – net	(1)	(3)
Contributions in aid of construction	19	14
Purchases of and contributions to equity-method investments	(14)	(30)
Other – net	(1)	(4)
Net cash provided (used) by investing activities	(257)	(329)
Increase (decrease) in cash and cash equivalents	984	111
Cash and cash equivalents at beginning of year	142	289
Cash and cash equivalents at end of period	$1,126	$400
_____________
(1) Increases to property, plant, and equipment	$(263)	$(254)
Changes in related accounts payable and accrued liabilities	3	(52)
Capital expenditures	$(260)	$(306)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States and are presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities, including our recently acquired upstream operations, as well as corporate activities are included in Other.
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
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer) (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II) until acquiring a controlling interest in November 2020), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the

Notes (Continued)

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
Basis of Presentation
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and other identifiable intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable. It is reasonably possible that future strategic decisions, including transactions such as monetizing non-core assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2021, we consolidate the following VIEs:
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

Notes (Continued)

The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	March 31, 2021	December 31, 2020
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$83	$107
Trade accounts and other receivables – net	128	148
Other current assets and deferred charges	5	7
Property, plant, and equipment – net	5,465	5,514
Intangible assets – net of accumulated amortization	2,349	2,376
Regulatory assets, deferred charges, and other	15	15
Accounts payable	(49)	(42)
Accrued liabilities	(34)	(34)
Regulatory liabilities, deferred income, and other	(287)	(289)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mt. Belvieu and is a VIE due primarily to our limited participating rights as the minority equity holder. At March 31, 2021, the carrying value of our investment in Targa Train 7 was $50 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. During the first quarter of 2020 we recorded an impairment of our equity-method investment in Brazos Permian II. Our maximum exposure to loss is limited to the carrying value of our investment.

Notes (Continued)

Note 3 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
(Millions)

Three Months Ended March 31, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$625	$113	$—	$—	$—	$—	$(3)	$735
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	86	311	262	—	(21)	638
Commodity consideration	—	—	11	3	35	—	—	49
Other	3	—	3	41	19	—	(4)	62
Total service revenues	628	113	100	355	316	—	(28)	1,484
Product sales	14	—	53	32	1,080	56	(90)	1,145
Total revenues from contracts with customers	642	113	153	387	1,396	56	(118)	2,629
Other revenues (1)	2	—	2	6	(31)	7	(3)	(17)
Total revenues	$644	$113	$155	$393	$1,365	$63	$(121)	$2,612

Three Months Ended March 31, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$604	$115	$—	$—	$—	$—	$(2)	$717
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	99	312	299	—	(22)	688
Commodity consideration	—	—	5	2	21	—	—	28
Other	3	—	6	41	9	—	(5)	54
Total service revenues	607	115	110	355	329	—	(29)	1,487
Product sales	20	—	32	29	359	—	(29)	411
Total revenues from contracts with customers	627	115	142	384	688	—	(58)	1,898
Other revenues (1)	—	—	2	5	3	8	(3)	15
Total revenues	$627	$115	$144	$389	$691	$8	$(61)	$1,913
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

Notes (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended March 31,
	2021	2020
	(Millions)
Balance at beginning of period	$12	$8
Revenue recognized in excess of amounts invoiced	45	23
Minimum volume commitments invoiced	(32)	(13)
Balance at end of period	$25	$18
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2021	2020
	(Millions)
Balance at beginning of period	$1,209	$1,215
Payments received and deferred	13	28
Significant financing component	3	3
Recognized in revenue	(54)	(57)
Balance at end of period	$1,171	$1,189
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2021, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2021, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2021 (remainder)	$87	$2,610
2022	113	3,363
2023	105	3,097
2024	102	2,578
2025	97	2,315
Thereafter	667	17,750
Total	$1,171	$31,713
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	March 31, 2021	December 31, 2020
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,007	$892
Other accounts receivable	51	107
Trade accounts and other receivables – net	$1,058	$999
Note 4 – Investing Activities
Impairment of Equity-Method Investments
Impairment of equity-method investments for the three months ended March 31, 2020, includes $938 million associated with the impairment of equity-method investments (see Note 10 – Fair Value Measurements and Guarantees).
Equity Earnings (Losses)
Equity earnings (losses) for the three months ended March 31, 2020, includes a $78 million loss associated with the first-quarter 2020 full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement.
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2021	2020
	(Millions)
Current:
Federal	$(2)	$(28)
State	(1)	1
	(3)	(27)
Deferred:
Federal	115	(134)
State	29	(43)
	144	(177)
Provision (benefit) for income taxes	$141	$(204)

Notes (Continued)

The effective income tax rates for the total provision (benefit) for both the three months ended March 31, 2021 and 2020 are greater than the federal statutory rate, primarily due to the effect of state income taxes.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$425	$(518)
Basic weighted-average shares	1,214,646	1,213,019
Effect of dilutive securities:
Nonvested restricted stock units	2,565	—
Diluted weighted-average shares (1)	1,217,211	1,213,019
Earnings (loss) per common share:
Basic	$.35	$(.43)
Diluted	$.35	$(.43)
______________________________
(1)For the three months ended March 31, 2020, 1.3 million weighted-average nonvested restricted stock units have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss available to common stockholders.
Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended March 31,
	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$8	$8
Interest cost	7	10
Expected return on plan assets	(11)	(13)
Amortization of net actuarial loss	4	4
Net actuarial loss from settlements	—	6
Net periodic benefit cost (credit)	$8	$15

Notes (Continued)

	Other Postretirement Benefits
	Three Months Ended March 31,
	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$1	$2
Expected return on plan assets	(2)	(3)
Reclassification to regulatory liability	1	1
Net periodic benefit cost (credit)	$—	$—
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Operations.
During the three months ended March 31, 2021, we contributed $1 million to our pension plans and $1 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $2 million to our pension plans and approximately $5 million to our other postretirement benefit plans in the remainder of 2021.
Note 8 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On March 2, 2021, we completed a public offering of $900 million of 2.6 percent senior unsecured notes due 2031.
Commercial Paper Program
At March 31, 2021, no Commercial paper was outstanding under our $4 billion commercial paper program.
Credit Facilities

	March 31, 2021
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		17

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.
Note 9 – Stockholders’ Equity
Stockholder Rights Agreement
As disclosed in our Annual Report on Form 10-K filed February 24, 2021, a purported shareholder filed a putative class action lawsuit in the Delaware Court of Chancery challenging our stockholder rights agreement (Rights Agreement). On February 26, 2021, the Delaware Court of Chancery issued a decision which declared the Rights Agreement unenforceable and permanently enjoined the continued operation of the Rights Agreement, which otherwise would have expired on March 20, 2021.

Notes (Continued)

AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2020	$(3)	$(1)	$(92)	$(96)
Other comprehensive income (loss) before reclassifications	(9)	—	—	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	3	5
Other comprehensive income (loss)	(7)	—	3	(4)
Balance at March 31, 2021	$(10)	$(1)	$(89)	$(100)
Reclassifications out of AOCI are presented in the following table by component for the three months ended March 31, 2021:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$2	Product sales
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	4	Other income (expense) – net below Operating income (loss)
Income tax benefit	(1)	Provision (benefit) for income taxes
Reclassifications during the period	$5

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$243	$243	$243	$—	$—
Additional disclosures:
Long-term debt, including current portion	(23,234)	(26,798)	—	(26,798)	—
Guarantees	(40)	(26)	—	(10)	(16)

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235	$235	$235	$—	$—
Additional disclosures:
Long-term debt, including current portion	(22,344)	(27,043)	—	(27,043)	—
Guarantees	(40)	(27)	—	(11)	(16)
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

Notes (Continued)

To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $26 million at March 31, 2021. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

Notes (Continued)

The following table presents impairments of equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

				Impairments
				Three Months Ended March 31,
	Segment	Date of Measurement	Fair Value	2021	2020
			(Millions)
Impairment of equity-method investments:
RMM (1)	West	March 31, 2020	$557		$243
Brazos Permian II (1)	West	March 31, 2020	—		193
Caiman II (2)	Northeast G&P	March 31, 2020	191		229
Appalachia Midstream Investments (2)	Northeast G&P	March 31, 2020	2,700		127
Aux Sable (2)	Northeast G&P	March 31, 2020	7		39
Laurel Mountain (2)	Northeast G&P	March 31, 2020	236		10
Discovery (2)	Transmission & Gulf of Mexico	March 31, 2020	367		97
Impairment of equity-method investments				$—	$938
_______________
(1)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The fair value was measured using an income approach. Both investees operate in primarily oil-driven basins where significant expected reductions in producer activities led to reduced estimates of expected future cash flows. Our fair value estimates also reflected discount rates of approximately 17 percent for these investments. We also considered any debt held at the investee level, and its impact to fair value. The industry weighted-average discount rates utilized were significantly influenced by the market declines previously discussed.
(2)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in Caiman II and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments, including gathering systems that are part of Appalachia Midstream Investments, were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the market declines previously discussed.
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

Notes (Continued)

In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland appealed. On March 27, 2018, the appellate court reversed the district court’s grant of summary judgment, and on April 10, 2018, the defendants filed a petition for rehearing with the appellate court, which was denied on May 9, 2018. The case was remanded to the Nevada federal district court and subsequently remanded to its originally filed court, the Kansas federal district court where we re-urged our motion for summary judgment. The district court denied the motion but granted our request to seek permission for an immediate appeal to the appellate court. Oral argument occurred before the appellate court on January 19, 2021, and we await the appellate court’s ruling.
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
Two putative class actions remain unresolved, and they have been remanded to their originally filed court, the Wisconsin federal district court. Trial was scheduled to begin June 14, 2021, but the court struck the setting and has not reset it.
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

Notes (Continued)

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
Royalty Matters
Certain of our customers, including Chesapeake Energy Corporation (Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by Chesapeake. Chesapeake has reached a settlement to resolve substantially all Pennsylvania royalty cases pending, which settlement applies to both Chesapeake and us. The settlement does not require any contribution from us and is awaiting court approval.
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

Notes (Continued)

Court of Chancery’s ruling. On March 30, 2017, we filed a motion for reargument with the Supreme Court of Delaware, which was denied on April 5, 2017.
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery originally scheduled trial for May 20 through May 24, 2019; the court struck that setting and reset trial to occur in 2020. All 2020 trial settings were struck due to COVID-19. Trial has been reset for May 10 through May 17, 2021.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2021, we have accrued liabilities totaling $33 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At March 31, 2021, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2021, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2021, we have accrued liabilities totaling $8 million for these costs.

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
At March 31, 2021, we have accrued environmental liabilities of $21 million related to these matters.
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
At March 31, 2021, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

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
	(Millions)
Three Months Ended March 31, 2021
Segment revenues:
Service revenues
External	$822	$347	$279	$4	$—	$1,452
Internal	12	11	5	3	(31)	—
Total service revenues	834	358	284	7	(31)	1,452
Total service revenues – commodity consideration	11	3	35	—	—	49
Product sales
External	40	4	1,018	49	—	1,111
Internal	27	28	28	7	(90)	—
Total product sales	67	32	1,046	56	(90)	1,111
Total revenues	$912	$393	$1,365	$63	$(121)	$2,612

Three Months Ended March 31, 2020
Segment revenues:
Service revenues
External	$814	$344	$311	$5	$—	$1,474
Internal	15	14	—	3	(32)	—
Total service revenues	829	358	311	8	(32)	1,474
Total service revenues – commodity consideration	5	2	21	—	—	28
Product sales
External	41	23	347	—	—	411
Internal	11	6	12	—	(29)	—
Total product sales	52	29	359	—	(29)	411
Total revenues	$886	$389	$691	$8	$(61)	$1,913

March 31, 2021
Total assets (1)	$19,395	$14,464	$10,533	$2,225	$(1,355)	$45,262
December 31, 2020
Total assets	$19,110	$14,569	$10,558	$927	$(999)	$44,165
______________
(1)    The increase at our Other segment is primarily due to increased cash balance and the February 2021 acquisition of oil and gas properties, primarily comprised of approximately 2,000 operated wells, in the Wamsutter basin in Wyoming from a supermajor oil and gas company for approximately $79 million, a portion of which was paid in the prior year. We are working to identify an operating partner to optimize development of the properties and enhance the value of our connected midstream infrastructure. Our oil and gas exploration and production activities are accounted for under the successful efforts method. We recorded $290 million of property, plant, and equipment and $207 million of ARO related to this transaction.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended March 31,
	2021	2020
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$660	$662
Northeast G&P	402	369
West	315	215
Other	33	7
	1,410	1,253
Accretion expense associated with asset retirement obligations for nonregulated operations	(10)	(10)
Depreciation and amortization expenses	(438)	(429)
Impairment of goodwill	—	(187)
Equity earnings (losses)	131	22
Impairment of equity-method investments	—	(938)
Other investing income (loss) – net	2	3
Proportional Modified EBITDA of equity-method investments	(225)	(192)
Interest expense	(294)	(296)
(Provision) benefit for income taxes	(141)	204
Net income (loss)	$435	$(570)

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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, and West. All remaining business activities, including our recently acquired upstream operations, as well as corporate activities are included in Other. Our reportable segments are comprised of the following businesses:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco and Northwest Pipeline, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated VIE), which is a proprietary floating production system, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery.
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Caiman II until acquiring a controlling interest in November 2020), and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko, Arkoma, and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II.

Management’s Discussion and Analysis (Continued)
Dividends
In March 2021, we paid a regular quarterly dividend of $0.41 per share.
Overview of Three Months Ended March 31, 2021
Net income (loss) attributable to The Williams Companies, Inc., for the three months ended March 31, 2021, increased $943 million compared to the three months ended March 31, 2020, reflecting:
•The absence of $938 million of Impairment of equity-method investments in the first quarter of 2020;
•The absence of $187 million of Impairment of goodwill in 2020, of which $65 million was attributable to noncontrolling interests;
•A $128 million favorable change in our commodity margins primarily due to increases in net realized sales prices and volumes. Our commodity margins are comprised of the net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses; however, Product sales at our Other segment reflect sales related to our recently acquired upstream operations and are excluded from our commodity margins;
•A $109 million increase in equity earnings, primarily due to the absence of our $78 million share of an impairment of goodwill recorded by an equity-method investee in 2020;
•A $49 million increase in Product sales at our Other segment reflecting sales related to our recently acquired upstream operations.
These favorable changes were partially offset by:
•A $345 million unfavorable change in provision for income taxes, driven by higher pre-tax earnings;
•$23 million of higher Operating and maintenance expenses primarily due to the inclusion of our recently acquired upstream operations at our Other segment and higher employee-related expenses;
•$22 million of lower Service revenues primarily due to lower volumes and rates.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 24, 2021.
Recent Developments
Expansion Project Update
Transmission & Gulf of Mexico
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
COVID-19
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We continue to monitor the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees, and communities, and to support the continued delivery

Management’s Discussion and Analysis (Continued)
of safe and reliable service to our customers and the communities we serve. Our financial condition, results of operations, and liquidity have not been materially impacted by direct effects of COVID-19.
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
In 2021, our operating results are expected to benefit from growth in our Northeast G&P gathering and processing volumes. We also anticipate increases from recently completed Transco expansion projects and higher Gulf of Mexico results primarily due to lower planned hurricane impacts. Our results also benefited from the overall net favorable impact of unusually high natural gas prices in the first quarter, including contributions from certain of our recently acquired upstream properties. These increases will be partially offset by a decrease in West results, including a reduction in NGL transportation volumes on OPPL and certain fee reductions in the Haynesville area in exchange for upstream value in natural gas properties. We also expect a modest increase in expenses, including higher operating taxes.
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
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021.

Management’s Discussion and Analysis (Continued)
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets that continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Leidy South
In July 2020, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and we plan to place the remainder of the project into service as early as the fourth quarter of 2021. The project is expected to increase capacity by 582 Mdth/d.
Regional Energy Access
In March 2021, we filed an application with the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We plan to place the project into service as early as the fourth quarter of 2023, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2021	2020	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,452	$1,474	-22	-1%
Service revenues – commodity consideration	49	28	+21	+75%
Product sales	1,111	411	+700	+170%
Total revenues	2,612	1,913
Costs and expenses:
Product costs	932	396	-536	-135%
Processing commodity expenses	21	13	-8	-62%
Operating and maintenance expenses	360	337	-23	-7%
Depreciation and amortization expenses	438	429	-9	-2%
Selling, general, and administrative expenses	123	113	-10	-9%
Impairment of goodwill	—	187	+187	+100%
Other (income) expense – net	(1)	7	+8	NM
Total costs and expenses	1,873	1,482
Operating income (loss)	739	431
Equity earnings (losses)	131	22	+109	NM
Impairment of equity-method investments	—	(938)	+938	+100%
Other investing income (loss) – net	2	3	-1	-33%
Interest expense	(294)	(296)	+2	+1%
Other income (expense) – net	(2)	4	-6	NM
Income (loss) before income taxes	576	(774)
Less: Provision (benefit) for income taxes	141	(204)	-345	NM
Net income (loss)	435	(570)
Less: Net income (loss) attributable to noncontrolling interests	9	(53)	-62	NM
Net income (loss) attributable to The Williams Companies, Inc.	$426	$(517)

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Service revenues decreased primarily due to lower volumes driven by production declines and lower gathering and processing rates, both in our West segment, as well as producer operational issues at certain offshore Gulf of Mexico operations. This decrease was partially offset by higher MVC revenue in our West segment and higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.

Management’s Discussion and Analysis (Continued)
Product sales increased primarily due to higher net realized prices and higher volumes associated with our marketing activities, and the inclusion of our recently acquired upstream operations (see Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements). This increase also includes higher prices related to our equity NGL sales activities. Marketing sales are partially offset within Product costs.
Product costs increased primarily due to higher prices and higher volumes for our marketing activities, as well as higher NGL prices associated with volumes acquired related to our equity NGL production activities.
The net sum of Service revenues – commodity consideration, Product sales, Product costs and Processing commodity expenses comprise our commodity margins. However, Product sales at our Other segment reflect sales related to our oil and gas producing properties and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations and higher employee-related expenses.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses.
Impairment of goodwill reflects the 2020 charge at the Northeast reporting unit (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Equity earnings (losses) changed favorably primarily due to the absence of the 2020 impairment of goodwill at RMM and due to an increase at Appalachia Midstream Investments, partially offset by a decrease at OPPL.
The change in Impairment of equity-method investments reflects the absence of 2020 impairments to various equity-method investments (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to the absence of our partner’s share of the 2020 goodwill impairment at the Northeast reporting unit.
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

Management’s Discussion and Analysis (Continued)
Transmission & Gulf of Mexico

	Three Months Ended March 31,
	2021	2020
	(Millions)
Service revenues	$834	$829
Service revenues – commodity consideration	11	5
Product sales	67	52
Segment revenues	912	886

Product costs	(66)	(52)
Processing commodity expenses	(4)	(2)
Other segment costs and expenses	(229)	(214)
Proportional Modified EBITDA of equity-method investments	47	44
Transmission & Gulf of Mexico Modified EBITDA	$660	$662

Commodity margins	$8	$3
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Transmission & Gulf of Mexico Modified EBITDA decreased primarily due to unfavorable changes to Other segment costs and expenses, partially offset by higher Commodity margins and Service revenues.
Service revenues increased primarily due to:
•A $17 million increase in Transco’s natural gas transportation revenues primarily associated with expansion projects placed in service in 2020, partially offset by one less billing day;
•A $10 million increase associated with Norphlet; partially offset by
•An $18 million decrease due to lower volumes primarily from certain Gulf of Mexico operations due to producer operational issues.
The increase in Product sales includes a $12 million increase in commodity marketing sales primarily due to higher NGL prices. Marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due to higher employee-related costs.

Management’s Discussion and Analysis (Continued)
Northeast G&P

	Three Months Ended March 31,
	2021	2020
	(Millions)
Service revenues	$358	$358
Service revenues – commodity consideration	3	2
Product sales	32	29
Segment revenues	393	389

Product costs	(32)	(29)
Processing commodity expenses	—	(1)
Other segment costs and expenses	(112)	(110)
Proportional Modified EBITDA of equity-method investments	153	120
Northeast G&P Modified EBITDA	$402	$369

Commodity margins	$3	$1
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Northeast G&P Modified EBITDA increased primarily due to increased Proportional Modified EBITDA of equity-method investments.
Product sales increased slightly primarily due to higher sales prices of NGLs associated with our marketing activities, which were substantially offset by lower sales volumes. Marketing sales are offset by similar changes in marketing purchases, reflected above as Product costs, and therefore have little impact to Modified EBITDA.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher volumes. Additionally, there was an increase at Blue Racer/Caiman II due to the favorable impact of increased ownership, partially offset by lower volumes.
West

	Three Months Ended March 31,
	2021	2020
	(Millions)
Service revenues	$284	$311
Service revenues – commodity consideration	35	21
Product sales	1,046	359
Segment revenues	1,365	691

Product costs	(936)	(368)
Processing commodity expenses	(17)	(10)
Other segment costs and expenses	(122)	(126)
Proportional Modified EBITDA of equity-method investments	25	28
West Modified EBITDA	$315	$215

Commodity margins	$128	$2

Management’s Discussion and Analysis (Continued)
Three months ended March 31, 2021 vs. three months ended March 31, 2020
West Modified EBITDA increased primarily due to higher Commodity margins, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•A $26 million decrease associated with lower gathering and processing rates, primarily in the Haynesville Shale region due to a customer contract change and in the Piceance region driven primarily by unfavorable commodity pricing;
•An $11 million decrease associated with lower volumes, primarily due to production declines in the Haynesville Shale region. The impact of lower gathering volumes in the Eagle Ford Shale region was substantially offset by the recognition of higher MVC revenue;
•A $10 million decrease related to lower deferred revenue amortization primarily in the Barnett Shale region; partially offset by
•A $10 million increase associated with higher MVC revenue, primarily in the Wamsutter region due to timing of recognition;
•A $10 million increase in revenues associated primarily with reimbursable compressor power and fuel purchases due to higher prices related to the impact of severe winter weather, which are offset by similar changes in Other segment costs and expenses.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our marketing and equity NGLs margins. Marketing margins increased by $122 million primarily due to favorable changes in net realized commodity prices, including the impact of severe winter weather in the first quarter of 2021. Product margins from our equity NGLs increased $4 million, primarily due to higher net realized sales prices.
Other segment costs and expenses decreased primarily due to lower operating expenses including costs related to fewer leased compressors. These decreases are partially offset by higher reimbursable compressor power and fuel purchases which are offset in Service revenues.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL, partially offset by improvements at other equity-method investees.
Other

	Three Months Ended March 31,
	2021	2020
	(Millions)
Other Modified EBITDA	$33	$7
Three months ended March 31, 2021 vs. three months ended March 31, 2020
Other Modified EBITDA increased primarily due to our recently acquired upstream operations, including the favorable commodity price impact of severe winter weather in the first quarter of 2021. See Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements.

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
During the first quarter of 2021, we issued $900 million of new long-term debt to fund the repayment of long-term debt maturing in 2021 and for general corporate purposes. As of March 31, 2021, we have approximately $2.1 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.
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

Uses:
Working capital requirements
Capital and investment expenditures
Product costs
Other operating costs including human capital expenses
Quarterly dividends to our shareholders
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
As of March 31, 2021, we have approximately $21.1 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)
As of March 31, 2021, we had a working capital deficit of $1.038 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	March 31, 2021
(Millions)
Cash and cash equivalents	$1,126
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$5,626

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of March 31, 2021. Through March 31, 2021, there was no amount outstanding under our commercial paper program and credit facility during 2021. At March 31, 2021, we were in compliance with the financial covenants associated with our credit facility.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 2.5 percent from the $0.40 per share paid in each quarter of 2020, to $0.41 per share paid in March 2021.
Registrations
In February 2021, we filed a shelf registration statement as a well-known seasoned issuer.
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

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Three Months Ended March 31,
	Category	2021	2020
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$915	$787
Proceeds from long-term debt (see Note 8)	Financing	897	2
Proceeds from credit-facility borrowings	Financing	—	1,700

Uses of cash and cash equivalents:
Common dividends paid	Financing	(498)	(485)
Capital expenditures	Investing	(260)	(306)
Dividends and distributions paid to noncontrolling interests	Financing	(54)	(44)
Purchases of and contributions to equity-method investments	Investing	(14)	(30)
Payments of long-term debt	Financing	(5)	(1,518)

Other sources / (uses) – net	Financing and Investing	3	5
Increase (decrease) in cash and cash equivalents		$984	$111
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Impairment of goodwill, and Impairment of equity-method investments. Our Net cash provided (used) by operating activities for the three months ended March 31, 2021, increased from the same period in 2020 primarily due to higher operating income (excluding noncash items as previously discussed) in 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 11 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 9 – Stockholders’ Equity and Note 11 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.
Item 5. Other Information
On April 28, 2021, we and Williams Field Services Group, LLC, an indirect wholly owned subsidiary of ours (Williams FSG), entered into an Equity Purchase Agreement (the Purchase Agreement) with Southern Company Gas Investments, Inc. (SECC Seller), Sequent Holdings, LLC, (SEM LP Seller), Sequent, LLC (SEM GP Seller and, together with SECC Seller and SEM LP Seller, the Sellers) and Southern Company Gas (Seller Parent), pursuant to which the Sellers have agreed to sell, and Williams FSG has agreed to buy, (i) a ninety-nine percent limited partnership interest in Sequent Energy Management, L.P. (SEM), (ii) a one percent general partner interest in SEM, and (iii) all of the outstanding shares of common stock of Sequent Energy Canada Corp. (SECC and together with SEM, the Companies). The Companies provide natural gas marketing and logistics services. The purchase price is $50 million plus working capital acquired. The Base Purchase Price as defined in the Purchase Agreement, which includes a $60 million target for acquired working capital, is $110 million, subject to adjustment for actual working capital relative to the target as well as certain other customary adjustments.

The Purchase Agreement contains customary (i) representations and warranties, (ii) covenants, including with respect to actions taken prior to the closing, cooperation with respect to regulatory issues, and access to information, and (iii) indemnification provisions. Williams FSG will obtain a customary buyer’s representation and warranty insurance policy. The Purchase Agreement is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

We have agreed to guarantee the obligations of Williams FSG under the Purchase Agreement. At closing, we will also issue a payment performance guarantee to Seller Parent equal to Seller Parent’s outstanding guarantee obligation with respect to the Companies’ payment performance from the period after the transaction closes until Seller Parent is released from those obligations. We anticipate issuing replacement guarantees directly to the Companies’ counterparties to obtain such release of Seller Parent. The total amount of such obligations varies based on changes in natural gas prices, market conditions, and the number of active contracts and transactions of the Companies with counterparties. We anticipate combined volumes from the Companies’ business and our existing natural gas marketing business will exceed 8 Bcf/d, which we believe would be in the top five of North American natural gas marketers.

The Purchase Agreement contains certain termination rights, including by mutual written consent of the parties or if, subject to certain conditions, the closing has not occurred on or before August 26, 2021. We expect closing to occur during the third quarter of 2021.

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
Fourth Supplemental Indenture, dated as of March 2, 2021, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 2, 2021 as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8‑K (File No. 001-04174) and incorporated herein by reference).

10.1§*	—	Form of 2021 Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.
31.1*	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ John D. Porter
John D. Porter
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
May 3, 2021