Form 10-Q
period 2021-06-30
WILLIAMS COMPANIES, INC.
filed 2021-08-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 29, 2021
Common Stock, $1.00 par value	1,214,958,829

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
Gulfstar One: Gulfstar One LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Northeast JV: Ohio Valley Midstream LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2021, we account for as equity-method investments, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,460	$1,446	$2,912	$2,920
Service revenues – commodity consideration	51	25	100	53
Product sales	772	310	1,883	721
Total revenues	2,283	1,781	4,895	3,694
Costs and expenses:
Product costs	697	271	1,629	667
Processing commodity expenses	18	15	39	28
Operating and maintenance expenses	379	320	739	657
Depreciation and amortization expenses	463	430	901	859
Selling, general, and administrative expenses	114	127	237	240
Impairment of goodwill (Note 10)	—	—	—	187
Other (income) expense – net	12	6	11	13
Total costs and expenses	1,683	1,169	3,556	2,651
Operating income (loss)	600	612	1,339	1,043
Equity earnings (losses) (Note 4)	135	108	266	130
Impairment of equity-method investments (Note 10)	—	—	—	(938)
Other investing income (loss) – net	2	1	4	4
Interest incurred	(301)	(299)	(597)	(600)
Interest capitalized	3	5	5	10
Other income (expense) – net	2	5	—	9
Income (loss) before income taxes	441	432	1,017	(342)
Less: Provision (benefit) for income taxes	119	117	260	(87)
Net income (loss)	322	315	757	(255)
Less: Net income (loss) attributable to noncontrolling interests	18	12	27	(41)
Net income (loss) attributable to The Williams Companies, Inc.	304	303	730	(214)
Less: Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$304	$303	$729	$(215)
Basic earnings (loss) per common share:
Net income (loss)	$.25	$.25	$.60	$(.18)
Weighted-average shares (thousands)	1,215,250	1,213,601	1,214,950	1,213,310
Diluted earnings (loss) per common share:
Net income (loss)	$.25	$.25	$.60	$(.18)
Weighted-average shares (thousands)	1,217,476	1,214,581	1,217,344	1,213,310

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Net income (loss)	$322	$315	$757	$(255)
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $7 and $9 in 2021 and $— and $— in 2020	(17)	—	(26)	—
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($2) and ($2) in 2021 and $— and $— in 2020	4	—	6	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $— and $— in 2021 and ($7) and ($3) in 2020	—	23	—	9
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) and ($2) in 2021 and ($3) and ($5) in 2020	3	6	6	14
Other comprehensive income (loss)	(10)	29	(14)	23
Comprehensive income (loss)	312	344	743	(232)
Less: Comprehensive income (loss) attributable to noncontrolling interests	18	12	27	(41)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$294	$332	$716	$(191)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2021	December 31, 2020
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,201	$142
Trade accounts and other receivables	1,000	1,000
Allowance for doubtful accounts	(1)	(1)
Trade accounts and other receivables – net	999	999
Inventories	194	136
Other current assets and deferred charges	231	152
Total current assets	2,625	1,429
Investments	5,124	5,159
Property, plant, and equipment	43,543	42,489
Accumulated depreciation and amortization	(14,244)	(13,560)
Property, plant, and equipment – net	29,299	28,929
Intangible assets – net of accumulated amortization	7,277	7,444
Regulatory assets, deferred charges, and other	1,182	1,204
Total assets	$45,507	$44,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$611	$482
Accrued liabilities	1,005	944
Long-term debt due within one year	2,143	893
Total current liabilities	3,759	2,319
Long-term debt	21,091	21,451
Deferred income tax liabilities	2,179	1,923
Regulatory liabilities, deferred income, and other	4,213	3,889
Contingent liabilities (Note 11)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2021 and December 31, 2020; 1,249 million shares issued at June 30, 2021 and 1,248 million shares issued at December 31, 2020)	1,249	1,248
Capital in excess of par value	24,401	24,371
Retained deficit	(13,022)	(12,748)
Accumulated other comprehensive income (loss)	(110)	(96)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,512	11,769
Noncontrolling interests in consolidated subsidiaries	2,753	2,814
Total equity	14,265	14,583
Total liabilities and equity	$45,507	$44,165

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – March 31, 2021	$35	$1,249	$24,384	$(12,825)	$(100)	$(1,041)	$11,702	$2,771	$14,473
Net income (loss)	—	—	—	304	—	—	304	18	322
Other comprehensive income (loss)	—	—	—	—	(10)	—	(10)	—	(10)
Cash dividends – common stock ($0.41 per share)	—	—	—	(498)	—	—	(498)	—	(498)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Stock-based compensation and related common stock issuances, net of tax	—	—	20	—	—	—	20	—	20
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Other	—	—	(3)	(3)	—	—	(6)	1	(5)
Net increase (decrease) in equity	—	—	17	(197)	(10)	—	(190)	(18)	(208)
Balance – June 30, 2021	$35	$1,249	$24,401	$(13,022)	$(110)	$(1,041)	$11,512	$2,753	$14,265

Balance – March 31, 2020	$35	$1,248	$24,330	$(12,013)	$(205)	$(1,041)	$12,354	$2,905	$15,259
Net income (loss)	—	—	—	303	—	—	303	12	315
Other comprehensive income (loss)	—	—	—	—	29	—	29	—	29
Cash dividends – common stock ($0.40 per share)	—	—	—	(486)	—	—	(486)	—	(486)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation and related common stock issuances, net of tax	—	—	13	—	—	—	13	—	13
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	—	—	(1)	—	—	(1)	3	2
Net increase (decrease) in equity	—	—	13	(184)	29	—	(142)	(37)	(179)
Balance – June 30, 2020	$35	$1,248	$24,343	$(12,197)	$(176)	$(1,041)	$12,212	$2,868	$15,080

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	730	—	—	730	27	757
Other comprehensive income (loss)	—	—	—	—	(14)	—	(14)	—	(14)
Cash dividends – common stock ($0.82 per share)	—	—	—	(996)	—	—	(996)	—	(996)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(95)	(95)
Stock-based compensation and related common stock issuances, net of tax	—	1	30	—	—	—	31	—	31
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6	6
Other	—	—	—	(8)	—	—	(8)	1	(7)
Net increase (decrease) in equity	—	1	30	(274)	(14)	—	(257)	(61)	(318)
Balance – June 30, 2021	$35	$1,249	$24,401	$(13,022)	$(110)	$(1,041)	$11,512	$2,753	$14,265

Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	(214)	—	—	(214)	(41)	(255)
Other comprehensive income (loss)	—	—	—	—	23	—	23	—	23
Cash dividends – common stock ($0.80 per share)	—	—	—	(971)	—	—	(971)	—	(971)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(98)	(98)
Stock-based compensation and related common stock issuances, net of tax	—	1	20	—	—	—	21	—	21
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Other	—	—	—	(10)	—	—	(10)	2	(8)
Net increase (decrease) in equity	—	1	20	(1,195)	23	—	(1,151)	(133)	(1,284)
Balance – June 30, 2020	$35	$1,248	$24,343	$(12,197)	$(176)	$(1,041)	$12,212	$2,868	$15,080

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$757	$(255)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	901	859
Provision (benefit) for deferred income taxes	262	(59)
Equity (earnings) losses	(266)	(130)
Distributions from unconsolidated affiliates	345	323
Impairment of goodwill (Note 10)	—	187
Impairment of equity-method investments (Note 10)	—	938
Amortization of stock-based awards	39	24
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(50)	85
Inventories	(58)	(9)
Other current assets and deferred charges	(56)	(13)
Accounts payable	94	236
Accrued liabilities	14	(236)
Other, including changes in noncurrent assets and liabilities	(10)	(20)
Net cash provided (used) by operating activities	1,972	1,930
FINANCING ACTIVITIES:
Proceeds from long-term debt	898	3,896
Payments of long-term debt	(11)	(3,226)
Proceeds from issuance of common stock	3	6
Common dividends paid	(996)	(971)
Dividends and distributions paid to noncontrolling interests	(95)	(98)
Contributions from noncontrolling interests	6	4
Payments for debt issuance costs	(6)	(17)
Other – net	(12)	(10)
Net cash provided (used) by financing activities	(213)	(416)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(685)	(613)
Dispositions – net	(5)	(16)
Contributions in aid of construction	36	19
Proceeds from dispositions of equity-method investments	1	—
Purchases of and contributions to equity-method investments	(44)	(66)
Other – net	(3)	6
Net cash provided (used) by investing activities	(700)	(670)
Increase (decrease) in cash and cash equivalents	1,059	844
Cash and cash equivalents at beginning of year	142	289
Cash and cash equivalents at end of period	$1,201	$1,133
_____________
(1) Increases to property, plant, and equipment	$(693)	$(581)
Changes in related accounts payable and accrued liabilities	8	(32)
Capital expenditures	$(685)	$(613)

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
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer) (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II) until acquiring a controlling interest of Caiman II in November 2020), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the

Notes (Continued)

Anadarko and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC, a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II) (a nonconsolidated VIE).
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2021, we consolidate the following VIEs:
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

Notes (Continued)

The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	June 30, 2021	December 31, 2020
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$81	$107
Trade accounts and other receivables – net	151	148
Other current assets and deferred charges	9	7
Property, plant, and equipment – net	5,406	5,514
Intangible assets – net of accumulated amortization	2,322	2,376
Regulatory assets, deferred charges, and other	15	15
Accounts payable	(55)	(42)
Accrued liabilities	(39)	(34)
Regulatory liabilities, deferred income, and other	(286)	(289)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mt. Belvieu and is a VIE due primarily to our limited participating rights as the minority equity holder. At June 30, 2021, the carrying value of our investment in Targa Train 7 was $49 million. Our maximum exposure to loss is limited to the carrying value of our investment.
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
	(Millions)
Three Months Ended June 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$613	$108	$—	$—	$—	$—	$(2)	$719
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	90	315	278	—	(26)	657
Commodity consideration	—	—	10	2	39	—	—	51
Other	2	—	7	52	10	—	(4)	67
Total service revenues	615	108	107	369	327	—	(32)	1,494
Product sales	16	—	53	24	726	44	(87)	776
Total revenues from contracts with customers	631	108	160	393	1,053	44	(119)	2,270
Other revenues (1)	—	—	3	6	(1)	8	(3)	13
Total revenues	$631	$108	$163	$399	$1,052	$52	$(122)	$2,283

Three Months Ended June 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$592	$110	$—	$—	$—	$—	$(1)	$701
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	78	308	297	—	(19)	664
Commodity consideration	—	—	3	1	21	—	—	25
Other	2	—	10	41	17	—	(4)	66
Total service revenues	594	110	91	350	335	—	(24)	1,456
Product sales	20	—	17	1	303	—	(31)	310
Total revenues from contracts with customers	614	110	108	351	638	—	(55)	1,766
Other revenues (1)	2	—	1	5	2	9	(4)	15
Total revenues	$616	$110	$109	$356	$640	$9	$(59)	$1,781

Notes (Continued)

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,238	$221	$—	$—	$—	$—	$(5)	$1,454
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	176	626	540	—	(47)	1,295
Commodity consideration	—	—	21	5	74	—	—	100
Other	5	—	10	93	29	—	(8)	129
Total service revenues	1,243	221	207	724	643	—	(60)	2,978
Product sales	30	—	106	56	1,806	100	(177)	1,921
Total revenues from contracts with customers	1,273	221	313	780	2,449	100	(237)	4,899
Other revenues (1)	2	—	5	12	(32)	15	(6)	(4)
Total revenues	$1,275	$221	$318	$792	$2,417	$115	$(243)	$4,895

Six Months Ended June 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,196	$225	$—	$—	$—	$—	$(3)	$1,418
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	177	620	596	—	(41)	1,352
Commodity consideration	—	—	8	3	42	—	—	53
Other	5	—	16	82	26	—	(9)	120
Total service revenues	1,201	225	201	705	664	—	(53)	2,943
Product sales	40	—	49	30	662	—	(60)	721
Total revenues from contracts with customers	1,241	225	250	735	1,326	—	(113)	3,664
Other revenues (1)	2	—	3	10	5	17	(7)	30
Total revenues	$1,243	$225	$253	$745	$1,331	$17	$(120)	$3,694
______________________________
(1)Revenues not derived from contracts with customers consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in the Consolidated Statement of Operations, and amounts associated with our derivative contracts, which are reported in Product sales in the Consolidated Statement of Operations.

Notes (Continued)

Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Balance at beginning of period	$25	$18	$12	$8
Revenue recognized in excess of amounts invoiced	38	46	83	69
Minimum volume commitments invoiced	(25)	(34)	(57)	(47)
Balance at end of period	$38	$30	$38	$30
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Balance at beginning of period	$1,171	$1,189	$1,209	$1,215
Payments received and deferred	72	74	85	102
Significant financing component	2	2	5	5
Recognized in revenue	(52)	(62)	(106)	(119)
Balance at end of period	$1,193	$1,203	$1,193	$1,203
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2021, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2021, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)

The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2021 (six months)	$83	$1,724
2022 (one year)	130	3,409
2023 (one year)	111	3,137
2024 (one year)	106	2,723
2025 (one year)	101	2,330
Thereafter	662	18,055
Total	$1,193	$31,378
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	June 30, 2021	December 31, 2020
	(Millions)
Accounts receivable related to revenues from contracts with customers	$928	$892
Other accounts receivable	71	107
Trade accounts and other receivables – net	$999	$999
Note 4 – Investing Activities
Equity Earnings (Losses)
Equity earnings (losses) for the six months ended June 30, 2020, includes a $78 million loss associated with the first-quarter 2020 full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement.
Impairment of Equity-Method Investments
Impairment of equity-method investments for the six months ended June 30, 2020, includes $938 million associated with the first-quarter 2020 impairment of certain equity-method investments (see Note 10 – Fair Value Measurements and Guarantees).

Notes (Continued)

Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Current:
Federal	$—	$—	$(2)	$(28)
State	1	(1)	—	—
	1	(1)	(2)	(28)
Deferred:
Federal	85	93	200	(41)
State	33	25	62	(18)
	118	118	262	(59)
Provision (benefit) for income taxes	$119	$117	$260	$(87)
The effective income tax rates for the total provision (benefit) for both the three and six months ended June 30, 2021 and 2020 are greater than the federal statutory rate, primarily due to the effect of state income taxes.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$304	$303	$729	$(215)
Basic weighted-average shares	1,215,250	1,213,601	1,214,950	1,213,310
Effect of dilutive securities:
Nonvested restricted stock units	2,208	980	2,385	—
Stock options	18	—	9	—
Diluted weighted-average shares (1)	1,217,476	1,214,581	1,217,344	1,213,310
Earnings (loss) per common share:
Basic	$.25	$.25	$.60	$(.18)
Diluted	$.25	$.25	$.60	$(.18)
______________________________
(1)For the six months ended June 30, 2020, 1.1 million weighted-average nonvested restricted stock units have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss available to common stockholders.

Notes (Continued)

Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$7	$7	$15	$15
Interest cost	7	9	14	19
Expected return on plan assets	(11)	(14)	(22)	(27)
Amortization of net actuarial loss	3	7	7	11
Net actuarial loss from settlements	1	2	1	8
Net periodic benefit cost (credit)	$7	$11	$15	$26

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$2	$1	$3	$3
Expected return on plan assets	(3)	(2)	(5)	(5)
Reclassification to regulatory liability	—	—	1	1
Net periodic benefit cost (credit)	$(1)	$(1)	$(1)	$(1)
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Operations.
During the six months ended June 30, 2021, we contributed $3 million to our pension plans and $3 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $1 million to our pension plans and approximately $2 million to our other postretirement benefit plans in the remainder of 2021.
Note 8 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On March 2, 2021, we completed a public offering of $900 million of 2.6 percent senior unsecured notes due 2031.
Commercial Paper Program
At June 30, 2021, no Commercial paper was outstanding under our $4 billion commercial paper program.

Notes (Continued)

Credit Facilities

	June 30, 2021
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
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2020	$(3)	$(1)	$(92)	$(96)
Other comprehensive income (loss) before reclassifications	(26)	—	—	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	6	—	6	12
Other comprehensive income (loss)	(20)	—	6	(14)
Balance at June 30, 2021	$(23)	$(1)	$(86)	$(110)
Reclassifications out of AOCI are presented in the following table by component for the six months ended June 30, 2021:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$8	Product sales
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	8	Other income (expense) – net below Operating income (loss)
Income tax benefit	(4)	Provision (benefit) for income taxes
Reclassifications during the period	$12

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2021:
Measured on a recurring basis:
ARO Trust investments	$257	$257	$257	$—	$—
Additional disclosures:
Long-term debt, including current portion	(23,234)	(27,643)	—	(27,643)	—
Guarantees	(40)	(26)	—	(10)	(16)

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235	$235	$235	$—	$—
Additional disclosures:
Long-term debt, including current portion	(22,344)	(27,043)	—	(27,043)	—
Guarantees	(40)	(27)	—	(11)	(16)
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

Notes (Continued)

To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $26 million at June 30, 2021. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

Notes (Continued)

In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland appealed. On March 27, 2018, the appellate court reversed the district court’s grant of summary judgment, and on April 10, 2018, the defendants filed a petition for rehearing with the appellate court, which was denied on May 9, 2018. The case was remanded to the Nevada federal district court and subsequently remanded to its originally filed court, the Kansas federal district court where we re-urged our motion for summary judgment. The district court denied the motion but granted our request to seek permission for an immediate appeal to the appellate court. Oral argument occurred before the appellate court on January 19, 2021. On June 22, 2021, the appellate court ruled that we are not entitled to summary judgment and remanded the case to the Kansas federal district court. The court has scheduled trial to begin May 9, 2022.
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
Because of the uncertainty around the remaining unresolved issues, we cannot reasonably estimate a range of potential exposure at this time. However, it is reasonably possible that the ultimate resolution of these actions and our related indemnification obligation could result in a potential loss that may be material to our results of operations. In connection with this indemnification, we have an accrued liability balance associated with this matter and have exposure to future developments.
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

Notes (Continued)

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

Notes (Continued)

counterclaims. On June 27, 2016, we filed an appeal of the court’s decision with the Supreme Court of Delaware, seeking reversal and remand to pursue damages. On March 23, 2017, the Supreme Court of Delaware affirmed the Court of Chancery’s ruling. On March 30, 2017, we filed a motion for reargument with the Supreme Court of Delaware, which was denied on April 5, 2017.
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery originally scheduled trial for May 20 through May 24, 2019; the court struck that setting and reset trial to occur in 2020. All 2020 trial settings were struck due to COVID-19. Trial was held May 10 through May 17, 2021. Post-trial argument is scheduled for September 16, 2021.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2021, we have accrued liabilities totaling $31 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2021, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2021, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.

Notes (Continued)

We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2021, we have accrued liabilities totaling $8 million for these costs.
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
At June 30, 2021, we have accrued environmental liabilities of $19 million related to these matters.
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
At June 30, 2021, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)

Performance Measurement
We evaluate segment operating performance based upon Modified EBITDA. This measure represents the basis of our internal financial reporting and is the primary performance measure used by our chief operating decision maker in measuring performance and allocating resources among our reportable segments. Intersegment Service revenues primarily represent transportation services provided to our marketing business and gathering services provided to our oil and gas properties. Intersegment Product sales primarily represent the sale of NGLs from our natural gas processing plants and our oil and gas properties to our marketing business.
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
	(Millions)
Three Months Ended June 30, 2021
Segment revenues:
Service revenues
External	$811	$364	$280	$5	$—	$1,460
Internal	12	9	11	3	(35)	—
Total service revenues	823	373	291	8	(35)	1,460
Total service revenues – commodity consideration	10	2	39	—	—	51
Product sales
External	47	8	696	21	—	772
Internal	20	16	26	23	(85)	—
Total product sales	67	24	722	44	(85)	772
Total revenues	$900	$399	$1,052	$52	$(120)	$2,283

Three Months Ended June 30, 2020
Segment revenues:
Service revenues
External	$783	$342	$316	$5	$—	$1,446
Internal	12	12	—	4	(28)	—
Total service revenues	795	354	316	9	(28)	1,446
Total service revenues – commodity consideration	3	1	21	—	—	25
Product sales
External	29	(8)	289	—	—	310
Internal	7	9	14	—	(30)	—
Total product sales	36	1	303	—	(30)	310
Total revenues	$834	$356	$640	$9	$(58)	$1,781

Six Months Ended June 30, 2021
Segment revenues:
Service revenues
External	$1,633	$711	$559	$9	$—	$2,912
Internal	24	20	16	6	(66)	—
Total service revenues	1,657	731	575	15	(66)	2,912
Total service revenues – commodity consideration	21	5	74	—	—	100
Product sales
External	87	12	1,714	70	—	1,883
Internal	47	44	54	30	(175)	—
Total product sales	134	56	1,768	100	(175)	1,883
Total revenues	$1,812	$792	$2,417	$115	$(241)	$4,895

Notes (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Other	Eliminations	Total
	(Millions)

Six Months Ended June 30, 2020
Segment revenues:
Service revenues
External	$1,597	$686	$627	$10	$—	$2,920
Internal	27	26	—	7	(60)	—
Total service revenues	1,624	712	627	17	(60)	2,920
Total service revenues – commodity consideration	8	3	42	—	—	53
Product sales
External	70	15	636	—	—	721
Internal	18	15	26	—	(59)	—
Total product sales	88	30	662	—	(59)	721
Total revenues	$1,720	$745	$1,331	$17	$(119)	$3,694

June 30, 2021
Total assets (1)	$19,575	$14,470	$10,448	$2,570	$(1,556)	$45,507
December 31, 2020
Total assets	$19,110	$14,569	$10,558	$927	$(999)	$44,165
______________
(1)    The increase at our Other segment is primarily due to increased cash balance and the acquisitions of oil and gas properties in 2021. In February 2021, we acquired properties in the Wamsutter field in Wyoming from a supermajor oil and gas company for approximately $79 million, a portion of which was paid in the prior year. We recorded $290 million of property, plant, and equipment and $207 million of ARO related to this transaction. In June 2021, we acquired additional properties also in the Wamsutter field in Wyoming from an oil and gas company for approximately $86 million in cash, which is net of approximately $48 million reflecting the full settlement of outstanding receivables. We recorded $257 million of property, plant, and equipment and $125 million of ARO related to this transaction. Our oil and gas exploration and production activities are accounted for under the successful efforts method.

Notes (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$646	$615	$1,306	$1,277
Northeast G&P	409	370	811	739
West	231	253	546	468
Other	20	8	53	15
	1,306	1,246	2,716	2,499
Accretion expense associated with asset retirement obligations for nonregulated operations	(11)	(7)	(21)	(17)
Depreciation and amortization expenses	(463)	(430)	(901)	(859)
Impairment of goodwill	—	—	—	(187)
Equity earnings (losses)	135	108	266	130
Impairment of equity-method investments	—	—	—	(938)
Other investing income (loss) – net	2	1	4	4
Proportional Modified EBITDA of equity-method investments	(230)	(192)	(455)	(384)
Interest expense	(298)	(294)	(592)	(590)
(Provision) benefit for income taxes	(119)	(117)	(260)	87
Net income (loss)	$322	$315	$757	$(255)

Note 13 – Subsequent Event
In July 2021, we completed the acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. (collectively, Sequent). Total consideration paid was $134 million, which includes $84 million of working capital acquired, and is subject to post-closing adjustment. Sequent focuses on asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including along our Transco system. Due to the recent closing of this acquisition, we have not provided all required disclosures as the information necessary is still under development. We plan to provide these disclosures in future filings.

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
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Caiman II until acquiring a controlling interest of Caiman II in November 2020), and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL and natural gas marketing business, storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II.

Management’s Discussion and Analysis (Continued)
Dividends
In June 2021, we paid a regular quarterly dividend of $0.41 per share.
Overview of Six Months Ended June 30, 2021
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2021, increased $944 million compared to the six months ended June 30, 2020, reflecting:
•The absence of $938 million of Impairment of equity-method investments in the first quarter of 2020;
•The absence of $187 million of Impairment of goodwill in 2020, of which $65 million was attributable to noncontrolling interests;
•A $136 million favorable change in our commodity margins primarily due to increases in net realized sales prices and volumes. Our commodity margins are comprised of the net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses; however, Product sales at our Other segment reflect sales related to our recently acquired upstream operations and are excluded from our commodity margins;
•A $136 million increase in equity earnings, primarily due to the absence of our $78 million share of an impairment of goodwill recorded by an equity-method investee in 2020 and higher volumes from certain of our Northeast G&P investments;
•A $100 million increase in Product sales at our Other segment reflecting sales related to our recently acquired upstream operations.
These favorable changes were partially offset by:
•A $347 million unfavorable change in provision for income taxes, driven by higher pre-tax earnings;
•$82 million of higher Operating and maintenance expenses primarily due to the inclusion of our recently acquired upstream operations at our Other segment and higher employee-related expenses;
•A $42 million unfavorable change in Depreciation and amortization expenses.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 24, 2021.
Recent Developments
Sequent Acquisition
In July 2021, we completed the acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. (collectively, Sequent). Total consideration paid was $134 million, which includes $84 million of working capital acquired, and is subject to post-closing adjustment. Sequent focuses on asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including along our Transco system. The addition of Sequent complements the current geographic footprint of our core pipeline transportation and storage business and is expected to enhance our gas marketing capabilities.
Wamsutter Upstream Joint Venture
During the second quarter of 2021, we agreed to cross-convey certain of our oil and gas properties in the Wamsutter field (see Note 12 - Segment Disclosures of Notes to Consolidated Financial Statements) to a venture

Management’s Discussion and Analysis (Continued)
along with certain oil and gas properties cross-conveyed by a third-party operator in the region. The combined properties consist of over 1.2 million net acres and an interest in over 3,500 wells. Under the terms of the agreement which became effective during the third quarter of 2021, our partner owns a 25 percent undivided interest in each well’s working interest percentage, and we own a 75 percent undivided interest in each well’s working interest percentage.
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
In 2021, our operating results are expected to benefit from growth in our Northeast G&P gathering and processing volumes. We also anticipate increases from recently completed Transco expansion projects and higher Gulf of Mexico results primarily due to lower planned hurricane impacts. Our results also benefited from the overall net favorable impact of unusually high natural gas prices in the first quarter, including contributions from certain of our recently acquired upstream properties. These increases will be partially offset by a decrease in West results, including a reduction in NGL transportation volumes on OPPL and certain fee reductions in the Haynesville area in exchange for future value in upstream natural gas properties. We also expect a modest increase in expenses, including higher operating taxes.
Our growth capital and investment expenditures in 2021 are expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2021 includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, midstream opportunities in the Haynesville area in the West segment, and the recent acquisitions of certain upstream operations and Sequent. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.

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
•Counterparty credit and performance risk;
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

Management’s Discussion and Analysis (Continued)

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change*	% Change*	2021	2020	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,460	$1,446	+14	+1%	$2,912	$2,920	-8	—%
Service revenues – commodity consideration	51	25	+26	+104%	100	53	+47	+89%
Product sales	772	310	+462	+149%	1,883	721	+1,162	+161%
Total revenues	2,283	1,781			4,895	3,694
Costs and expenses:
Product costs	697	271	-426	-157%	1,629	667	-962	-144%
Processing commodity expenses	18	15	-3	-20%	39	28	-11	-39%
Operating and maintenance expenses	379	320	-59	-18%	739	657	-82	-12%
Depreciation and amortization expenses	463	430	-33	-8%	901	859	-42	-5%
Selling, general, and administrative expenses	114	127	+13	+10%	237	240	+3	+1%
Impairment of goodwill	—	—	—	—%	—	187	+187	+100%
Other (income) expense – net	12	6	-6	-100%	11	13	+2	+15%
Total costs and expenses	1,683	1,169			3,556	2,651
Operating income (loss)	600	612			1,339	1,043
Equity earnings (losses)	135	108	+27	+25%	266	130	+136	+105%
Impairment of equity-method investments	—	—	—	—%	—	(938)	+938	+100%
Other investing income (loss) – net	2	1	+1	+100%	4	4	—	—%
Interest expense	(298)	(294)	-4	-1%	(592)	(590)	-2	—%
Other income (expense) – net	2	5	-3	-60%	—	9	-9	-100%
Income (loss) before income taxes	441	432			1,017	(342)
Less: Provision (benefit) for income taxes	119	117	-2	-2%	260	(87)	-347	NM
Net income (loss)	322	315			757	(255)
Less: Net income (loss) attributable to noncontrolling interests	18	12	-6	-50%	27	(41)	-68	NM
Net income (loss) attributable to The Williams Companies, Inc.	$304	$303			$730	$(214)

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Service revenues increased primarily due to higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021, the absence of certain 2020 Gulf of Mexico maintenance shut-ins, and an increase in reimbursable electricity expenses which is offset in Operating and maintenance expenses in our Northeast G&P segment. These increases were partially offset by lower volumes driven by production declines, lower deferred revenue amortization, and the absence of a temporary volume deficiency fee from a customer, in our West segment.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher net realized NGL and natural gas prices and higher natural gas volumes associated with our marketing activities, and higher net realized prices related to our equity NGL sales activities. This increase also includes our recently acquired upstream operations (see Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements). Marketing sales are offset within Product costs.
Product costs increased primarily due to higher NGL and natural gas prices and higher natural gas volumes for our marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. However, Product sales at our Other segment reflect sales related to our oil and gas producing properties and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations, as well as higher maintenance and reimbursable electricity expenses, and higher employee-related expenses.
Depreciation and amortization expenses increased primarily due to reduced estimated useful lives for certain facilities in our West segment expected to be decommissioned during 2021, as well as the inclusion of our recently acquired upstream operations.
Selling, general, and administrative expenses decreased primarily due to lower expenses for various corporate costs, partially offset by higher employee-related expenses.
Equity earnings (losses) changed favorably primarily due to an increase at Appalachia Midstream Investments.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Service revenues decreased primarily due to lower volumes driven by production declines, lower gathering and processing rates, lower deferred revenue amortization, and the absence of a temporary volume deficiency fee from a customer, in our West segment. This decrease was partially offset by higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021, higher MVC revenue in our West segment, higher revenue associated with reimbursable electricity expenses, and an increase associated with Norphlet.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher net realized natural gas and NGL prices and higher natural gas volumes associated with our marketing activities, and the inclusion of our recently acquired upstream operations

Management’s Discussion and Analysis (Continued)
(see Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements). This increase also includes higher prices related to our equity NGL sales activities. Marketing sales are partially offset within Product costs.
Product costs increased primarily due to higher natural gas and NGL prices and higher natural gas volumes for our marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
Processing commodity expenses increased primarily due to higher prices for natural gas purchases associated with our equity NGL production activities.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins. However, Product sales at our Other segment reflect sales related to our oil and gas producing properties and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations, as well as higher maintenance and reimbursable electricity expenses, and higher employee-related expenses.
Depreciation and amortization expenses increased primarily due to reduced estimated useful lives for certain facilities in our West segment expected to be decommissioned during 2021, the inclusion of our recently acquired upstream operations, as well as new assets placed in-service at Transco.
Selling, general, and administrative expenses decreased primarily due to lower expenses for various corporate costs, partially offset by higher employee-related expenses.
Impairment of goodwill reflects the 2020 charge at the Northeast reporting unit (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Equity earnings (losses) changed favorably primarily due to the absence of the 2020 impairment of goodwill at RMM, increases at Appalachia Midstream Investments and Discovery, partially offset by a decrease at OPPL.
The change in Impairment of equity-method investments reflects the absence of 2020 impairments to various equity-method investments (see Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
Other income (expense) – net includes the unfavorable impact of an accrual for a loss contingency in 2021.
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

Management’s Discussion and Analysis (Continued)
Transmission & Gulf of Mexico

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Service revenues	$823	$795	$1,657	$1,624
Service revenues – commodity consideration	10	3	21	8
Product sales	67	36	134	88
Segment revenues	900	834	1,812	1,720

Product costs	(68)	(37)	(134)	(89)
Processing commodity expenses	(2)	(1)	(6)	(3)
Other segment costs and expenses	(230)	(223)	(459)	(437)
Proportional Modified EBITDA of equity-method investments	46	42	93	86
Transmission & Gulf of Mexico Modified EBITDA	$646	$615	$1,306	$1,277

Commodity margins	$7	$1	$15	$4
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $19 million increase in Transco’s natural gas transportation revenues primarily associated with expansion projects placed in service in 2020 and 2021;
•A $12 million increase in the Western Gulf Coast region primarily due to the absence of temporary shut-ins in 2020 related to scheduled maintenance.
The increase in Product sales includes an increase in commodity marketing sales primarily due to higher NGL prices. Marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA. Our commodity margins associated with our equity NGLs increased $5 million primarily driven by favorable NGL sales prices.
Other segment costs and expenses increased primarily due to higher employee-related costs.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $36 million increase in Transco’s natural gas transportation revenues primarily associated with expansion projects placed in service in 2020 and 2021, partially offset by one less billing day;
•A $16 million increase associated with Norphlet;
•An $11 million increase in the Western Gulf Coast region primarily due to the absence of temporary shut-ins in 2020 related to scheduled maintenance; partially offset by
•A $16 million decrease due to lower volumes primarily from certain Eastern Gulf Coast region operations due to producer operational issues;

Management’s Discussion and Analysis (Continued)
•An $8 million decrease at Gulfstar One for the Tubular Bells field primarily due to lower deferred revenue amortization.
The increase in Product sales includes an increase in commodity marketing sales primarily due to higher NGL prices. Marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA. Our commodity margins associated with our equity NGLs increased $9 million primarily driven by favorable NGL sales prices.
Other segment costs and expenses increased primarily due to higher employee-related costs and an unfavorable change in allowance for equity funds used during construction.
Proportional Modified EBITDA of equity-method investments increased at Discovery driven by higher volumes due to absence of prior year scheduled maintenance and temporary shut-ins related to Gulf of Mexico weather-related events and pricing.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Service revenues	$373	$354	$731	$712
Service revenues – commodity consideration	2	1	5	3
Product sales	24	1	56	30
Segment revenues	399	356	792	745

Product costs	(26)	—	(58)	(29)
Processing commodity expenses	—	(1)	—	(2)
Other segment costs and expenses	(126)	(111)	(238)	(221)
Proportional Modified EBITDA of equity-method investments	162	126	315	246
Northeast G&P Modified EBITDA	$409	$370	$811	$739

Commodity margins	$—	$1	$3	$2
Three months ended June 30, 2021 vs. three months ended June 30, 2020
Northeast G&P Modified EBITDA increased primarily due to increased Proportional Modified EBITDA of equity-method investments and higher Service revenues, partially offset by increased Other segment costs and expenses.
Service revenues increased primarily due to:
•A $10 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses;
•A $7 million increase in revenues at the Northeast JV primarily related to higher processing and fractionation volumes.
Product sales increased primarily due to higher sales prices of NGLs associated with our marketing activities. Marketing sales are offset by similar changes in marketing purchases, reflected above as Product costs, and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due to higher maintenance and operating expenses, including higher electricity charges.

Management’s Discussion and Analysis (Continued)
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher volumes. Additionally, there was an increase at Blue Racer/Caiman II due to the favorable impact of increased ownership, partially offset by the absence of a gain on early debt retirement at Blue Racer in the second quarter of 2020.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
Northeast G&P Modified EBITDA increased primarily due to increased Proportional Modified EBITDA of equity-method investments and higher Service revenues, partially offset by increased Other segment costs and expenses.
Service revenues increased primarily due to:
•A $12 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses;
•A $9 million increase in revenues at the Northeast JV primarily related to higher processing and fractionation volumes; partially offset by
•An $8 million decrease associated with lower gathering volumes at Susquehanna Supply Hub.
Product sales increased primarily due to higher sales prices of NGLs associated with our marketing activities, which were partially offset by lower sales volumes. Marketing sales are offset by similar changes in marketing purchases, reflected above as Product costs, and therefore have little impact to Modified EBITDA.
Other segment costs and expenses increased primarily due to higher maintenance and operating expenses, including higher electricity charges.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher volumes. Additionally, there was an increase at Blue Racer/Caiman II primarily due to the favorable impact of increased ownership, partially offset by the absence of a gain on early debt retirement at Blue Racer in the second quarter of 2020.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Service revenues	$291	$316	$575	$627
Service revenues – commodity consideration	39	21	74	42
Product sales	722	303	1,768	662
Segment revenues	1,052	640	2,417	1,331

Product costs	(704)	(281)	(1,640)	(649)
Processing commodity expenses	(16)	(13)	(33)	(23)
Other segment costs and expenses	(123)	(117)	(245)	(243)
Proportional Modified EBITDA of equity-method investments	22	24	47	52
West Modified EBITDA	$231	$253	$546	$468

Commodity margins	$41	$30	$169	$32

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2021 vs. three months ended June 30, 2020
West Modified EBITDA decreased primarily due to lower Service revenues and higher Other segment costs and expenses, partially offset by higher Commodity margins.
Service revenues decreased primarily due to:
•A $10 million decrease associated with lower volumes, primarily due to production declines in the Haynesville Shale region;
•A $9 million decrease related to lower deferred revenue amortization primarily in the Barnett Shale region;
•A $9 million decrease due to the absence of a temporary volume deficiency fee from a customer in 2020.
•Higher gathering rates in the Barnett Shale region and higher processing rates in the Piceance region, both driven by favorable commodity pricing, were substantially offset by lower gathering rates in the Haynesville Shale region due to a customer contract change.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, and Processing commodity expenses comprise our commodity margins, which we further segregate into product margins associated with our equity NGLs and marketing margins. Product margins from our equity NGLs increased $7 million, primarily due to higher net realized sales prices, partially offset by lower sales volumes and an increase in natural gas purchases associated with our equity NGLs. Commodity marketing sales increased primarily due to higher net realized NGL and natural gas prices. Marketing sales are substantially offset in Product costs and therefore have little impact to Modified EBITDA.
Six months ended June 30, 2021 vs. six months ended June 30, 2020
West Modified EBITDA increased primarily due to higher Commodity margins, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•A $47 million decrease associated with lower volumes, primarily due to production declines in the Eagle Ford Shale region which impact is substantially offset by the recognition of higher MVC revenue (see below). Additionally, lower volumes in the Haynesville Shale region were impacted by production declines;
•A $25 million decrease associated with lower gathering rates in the Haynesville Shale region due to a customer contract change and lower processing rates in the Piceance region driven primarily by unfavorable commodity pricing. These decreases are partially offset by an increase in gathering rates in the Barnett Shale region primarily due to favorable commodity pricing;
•An $18 million decrease related to lower deferred revenue amortization primarily in the Barnett Shale region;
•A $9 million decrease due to the absence of a temporary volume deficiency fee from a customer in 2020; partially offset by
•A $36 million increase associated with higher MVC revenue, primarily in the Eagle Ford Shale and Wamsutter regions;
•An $11 million increase in revenues associated primarily with reimbursable compressor power and fuel purchases due to higher prices related to the impact of severe winter weather, which are offset by similar changes in Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)
Marketing margins increased by $122 million primarily due to favorable changes in net realized natural gas and NGL prices, including the impact of severe winter weather in the first quarter of 2021. Product margins from our equity NGLs increased $11 million, primarily due to higher net realized sales prices, partially offset by an increase in natural gas purchases associated with our equity NGLs and lower sales volumes.
Other segment costs and expenses increased primarily due to higher maintenance expenses including costs associated with the timing and scope of activities as well as higher reimbursable compressor power and fuel purchases which are offset in Service revenues. These increases are partially offset by lower operating expenses including costs related to fewer leased compressors.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL, partially offset by higher volumes and commodity prices at Brazos Permian II.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Millions)
Other Modified EBITDA	$20	$8	$53	$15
Three and six months ended June 30, 2021 vs. three and six months ended June 30, 2020
Other Modified EBITDA increased primarily due to our recently acquired upstream operations, including the favorable commodity price impact of severe winter weather in the first quarter of 2021. See Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements. The year-to-date comparative period also includes the unfavorable impact of an accrual for a loss contingency in 2021.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
As previously discussed in Company Outlook, our growth capital and investment expenditures in 2021 are currently expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2021 includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, midstream opportunities in the Haynesville area in the West segment, and the recent acquisitions of certain upstream operations and Sequent. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all of our planned 2021 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities.
In the first half of 2021, we acquired various oil and gas properties in the Wamsutter field in Wyoming, funding the $165 million paid with cash on hand (see Note 12 – Segment Disclosures of Notes to Consolidated Financial Statements). In July 2021, we acquired Sequent, funding the $134 million paid with cash on hand (see Note 13 – Subsequent Event of Notes to Consolidated Financial Statements).
During the first quarter of 2021, we issued $900 million of new long-term debt to fund the repayment of long-term debt maturing in 2021 and for general corporate purposes. As of June 30, 2021, we have approximately $2.1 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations. In August 2021, we expect to early retire our $500 million of 4 percent senior unsecured notes that are scheduled to mature in November 2021.
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

Uses:
Working capital requirements
Capital and investment expenditures
Product costs
Other operating costs including human capital expenses
Quarterly dividends to our shareholders
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
As of June 30, 2021, we have approximately $21.1 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.

Management’s Discussion and Analysis (Continued)
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2021, we had a working capital deficit of $1.134 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	June 30, 2021
(Millions)
Cash and cash equivalents	$1,201
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$5,701

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of June 30, 2021. Through June 30, there was no amount outstanding under our commercial paper program and credit facility during 2021. At June 30, 2021, we were in compliance with the financial covenants associated with our credit facility.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 2.5 percent from the $0.40 per share paid in each quarter of 2020, to $0.41 per share paid in March and June 2021.
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
Credit Ratings
The interest rates at which we are able to borrow money are impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
S&P Global Ratings	Stable	BBB
Moody’s Investors Service	Stable	Baa2
Fitch Ratings	Stable	BBB
In June 2021, Moody’s upgraded our credit rating from Baa3 to Baa2, and changed our Outlook from Positive to Stable.
These credit ratings are included for informational purposes and are not recommendations to buy, sell, or hold our securities, and each rating should be evaluated independently of any other rating. No assurance can be given that the credit rating agencies will continue to assign us investment-grade ratings even if we meet or exceed their current criteria for investment-grade ratios. A downgrade of our credit ratings might increase our future cost of borrowing and, if ratings were to fall below investment-grade, could require us to provide additional collateral to third parties, negatively impacting our available liquidity.

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2021	2020
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,972	$1,930
Proceeds from long-term debt (see Note 8)	Financing	898	2,196
Proceeds from credit-facility borrowings	Financing	—	1,700

Uses of cash and cash equivalents:
Common dividends paid	Financing	(996)	(971)
Capital expenditures	Investing	(685)	(613)
Dividends and distributions paid to noncontrolling interests	Financing	(95)	(98)
Purchases of and contributions to equity-method investments	Investing	(44)	(66)
Payments of long-term debt	Financing	(11)	(1,526)
Payments on credit-facility borrowings	Financing	—	(1,700)

Other sources / (uses) – net	Financing and Investing	20	(8)
Increase (decrease) in cash and cash equivalents		$1,059	$844
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Impairment of goodwill, and Impairment of equity-method investments. Our Net cash provided (used) by operating activities for the six months ended June 30, 2021, increased from the same period in 2020 primarily due to higher operating income (excluding noncash items as previously discussed) in 2021, partially offset by the net unfavorable changes in net operating working capital in 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Item 5. Other Information

On July 28, 2021, our Board of Directors (the “Board”) approved amendments to the By-laws of The Williams Companies, Inc. (the “By-laws”), effective immediately. In addition to certain technical and conforming amendments, the amended By-laws, among other things:

Notice and Record Date Provisions

•Reflect certain changes in the General Corporation Law of the State of Delaware (the “DGCL”) to (i) allow the Board to set a record date for determining the stockholders entitled to vote at a stockholder meeting that is different than the record date for determining the stockholders entitled to notice of a stockholder meeting; (ii) provide for a record date for the stockholders entitled to vote at a stockholder meeting if the Board fails to establish one; (iii) provide for the record date for an adjourned stockholder meeting or allow the Board to reset the record date for an adjourned stockholder meeting; (iv) allow the Board to fix a record date for purpose of allowing us to determine the stockholders entitled to consent to a corporation action without a meeting; and (v) allow the Board to set a record date to allow us to determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action (Article V, Section 5);

•Update the notices required to be sent prior to a special or general stockholder meeting to provide that the notices shall include the record date for determining the stockholders entitled to vote at the meeting if that record date is different from the record date for determining stockholders entitled to notice (Article II, Sections 2);

•Clarify that our secretary shall send the notice of any special meetings (Article II, Section 3);

•Provide that for an adjourned annual or special meeting of stockholders, if adjournment is for more than 30 calendar days, or if after the adjournment a new record date for stockholders entitled to vote is fixed for the adjourned meeting, a notice of the adjournment shall be given to stockholders entitled to vote at the adjourned meeting as of the record date fixed for the notice of the adjourned meeting (Article II, Section 5);

•Provide that if the record date for determining the stockholders entitled to vote is less than 10 days before the meeting date, the list of stockholders entitled to vote shall reflect the stockholders entitled to vote as of the tenth day before the meeting (Article II, Section 8);

•Specify the information the notice of any special Board meeting shall contain and to specify the delivery and timing requirements for the notice of any special Board meeting (Article III, Section 6);

•Reflect (i) certain definitional changes to the DGCL related to the transmission of notices; and (ii) provide for the delivery of notices to stockholders by electronic mail and facsimile under certain circumstances (Article VI, Section 1 and Article VII, Section 5).

Miscellaneous Updates

•Provide, among other things, the Board has the sole right to determine the time, date and place of a special meeting, including whether to allow the meeting by remote communication, and our secretary shall send a notice of the special meeting (Article II, Section 3);

•Clarify that to determine whether a quorum is present at a stockholder meeting, the standard is the majority of the voting power of the outstanding shares of capital stock entitled to vote at the annual or special stockholder meeting, except as otherwise provided by law or by the Certificate of Incorporation (Article II, Section 4);

•Clarify, among other things, that adjournment of a meeting by stockholders requires a majority of the voting power of our outstanding shares of capital stock that are present in person or represented by proxy at the meeting and entitled to vote (even though less than a quorum) (Article II, Section 5);

•Provide that a stockholder entitled to vote at any meeting of stockholders or to express consent or dissent to corporate action without a meeting may authorize up to three people to act for such stockholder as a proxy in accordance with Section 212 of the DGCL (Article II, Section 6);

•Delete duplicative provisions already contained in the Certificate of Incorporation pertaining to votes by a class of stockholders and one share equating to one vote (Article II, Section 6);

•Provide that the chair of the Board may designate someone to preside at a stockholder meeting (Article II, Section 7);

•Provide that a series of preferred stock may have a different voting standard for the election of a director (Article III, Section 1);

•Clarify that a majority of the directors of the Board may create a new directorship without a vacancy left by an existing director subject to the provisions of the Certificate of Incorporation (Article III, Section 2);

•Allow for the record of Board actions or consents to be in any format permitted by the DGCL, and provide that the record of actions as well as consents be filed with the minutes of the proceedings of the Board (Article III, Section 8);

•Clarify that a committee established by the Board may approve or recommend to the stockholders the election or removal of directors (Article III, Section 11).

The foregoing is only a summary of the changes made to the By-laws and is qualified in its entirety by reference to the full text of the By-laws, which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

3.4*	—	By-Laws of The Williams Companies, Inc., as last amended effective July 28, 2021.
3.5	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ John D. Porter
John D. Porter
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
August 2, 2021