Form 10-Q
period 2021-09-30
WILLIAMS COMPANIES, INC.
filed 2021-11-01
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 28, 2021
Common Stock, $1.00 par value	1,215,029,799

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Form 10-Q.
Measurements:
Barrel: One barrel of petroleum products that equals 42 U.S. gallons
Mbbls/d: One thousand barrels per day
Bcf: One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
MMcf/d: One million cubic feet per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
MMbtu: One million British thermal units
Tbtu: One trillion British thermal units
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Consolidated Entities:
Caiman II: Caiman Energy II, LLC, (renamed Blue Racer Midstream Holdings, LLC, effective February 2, 2021) a former equity-method investment which is a wholly owned consolidated entity following our acquisition of a controlling interest of Caiman II in November 2020 and the remaining interest in September 2021
Cardinal: Cardinal Gas Services, L.L.C.
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2021, we account for as equity-method investments, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,506	$1,479	$4,418	$4,399
Service revenues – commodity consideration	64	40	164	93
Product sales	1,296	418	3,229	1,139
Net gain (loss) on commodity derivatives	(391)	(4)	(441)	(4)
Total revenues	2,475	1,933	7,370	5,627
Costs and expenses:
Product costs	1,043	380	2,672	1,047
Processing commodity expenses	28	21	67	49
Operating and maintenance expenses	409	336	1,148	993
Depreciation and amortization expenses	487	426	1,388	1,285
Selling, general, and administrative expenses	152	114	389	354
Impairment of goodwill (Note 11)	—	—	—	187
Other (income) expense – net	1	15	12	28
Total costs and expenses	2,120	1,292	5,676	3,943
Operating income (loss)	355	641	1,694	1,684
Equity earnings (losses) (Note 5)	157	106	423	236
Impairment of equity-method investments (Note 11)	—	—	—	(938)
Other investing income (loss) – net	2	2	6	6
Interest incurred	(295)	(298)	(892)	(898)
Interest capitalized	3	6	8	16
Other income (expense) – net	4	(23)	4	(14)
Income (loss) before income taxes	226	434	1,243	92
Less: Provision (benefit) for income taxes	53	111	313	24
Net income (loss)	173	323	930	68
Less: Net income (loss) attributable to noncontrolling interests	8	14	35	(27)
Net income (loss) attributable to The Williams Companies, Inc.	165	309	895	95
Less: Preferred stock dividends	1	1	2	2
Net income (loss) available to common stockholders	$164	$308	$893	$93
Basic earnings (loss) per common share:
Net income (loss)	$.14	$.25	$.74	$.08
Weighted-average shares (thousands)	1,215,434	1,213,912	1,215,113	1,213,512
Diluted earnings (loss) per common share:
Net income (loss)	$.13	$.25	$.73	$.08
Weighted-average shares (thousands)	1,217,979	1,215,335	1,217,558	1,214,757

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Net income (loss)	$173	$323	$930	$68
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $5 and $14 in 2021 and $— and $— in 2020	(17)	—	(43)	—
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($5) and ($7) in 2021 and $— and $— in 2020	15	—	21	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $— and $— in 2021 and ($4) and ($7) in 2020	—	11	—	20
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) and ($3) in 2021 and ($1) and ($6) in 2020	3	5	9	19
Other comprehensive income (loss)	1	16	(13)	39
Comprehensive income (loss)	174	339	917	107
Less: Comprehensive income (loss) attributable to noncontrolling interests	8	14	35	(27)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$166	$325	$882	$134
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2021	December 31, 2020
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$214	$142
Trade accounts and other receivables	1,987	1,000
Allowance for doubtful accounts	(1)	(1)
Trade accounts and other receivables – net	1,986	999
Inventories	368	136
Other current assets and deferred charges	317	152
Total current assets	2,885	1,429
Investments	5,085	5,159
Property, plant, and equipment	43,900	42,489
Accumulated depreciation and amortization	(14,586)	(13,560)
Property, plant, and equipment – net	29,314	28,929
Intangible assets – net of accumulated amortization	7,481	7,444
Regulatory assets, deferred charges, and other	1,220	1,204
Total assets	$45,985	$44,165
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,674	$482
Accrued liabilities	1,242	944
Long-term debt due within one year	2,024	893
Total current liabilities	4,940	2,319
Long-term debt	20,338	21,451
Deferred income tax liabilities	2,233	1,923
Regulatory liabilities, deferred income, and other	4,555	3,889
Contingent liabilities and commitments (Note 13)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2021 and December 31, 2020; 1,249 million shares issued at September 30, 2021 and 1,248 million shares issued at December 31, 2020)	1,249	1,248
Capital in excess of par value	24,425	24,371
Retained deficit	(13,361)	(12,748)
Accumulated other comprehensive income (loss)	(109)	(96)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,198	11,769
Noncontrolling interests in consolidated subsidiaries	2,721	2,814
Total equity	13,919	14,583
Total liabilities and equity	$45,985	$44,165

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – June 30, 2021	$35	$1,249	$24,401	$(13,022)	$(110)	$(1,041)	$11,512	$2,753	$14,265
Net income (loss)	—	—	—	165	—	—	165	8	173
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($0.41 per share)	—	—	—	(498)	—	—	(498)	—	(498)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Stock-based compensation and related common stock issuances, net of tax	—	—	23	—	—	—	23	—	23
Purchase of partial interest in consolidated subsidiary (Note 1)	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Other	—	—	1	(6)	—	—	(5)	—	(5)
Net increase (decrease) in equity	—	—	24	(339)	1	—	(314)	(32)	(346)
Balance – September 30, 2021	$35	$1,249	$24,425	$(13,361)	$(109)	$(1,041)	$11,198	$2,721	$13,919

Balance – June 30, 2020	$35	$1,248	$24,343	$(12,197)	$(176)	$(1,041)	$12,212	$2,868	$15,080
Net income (loss)	—	—	—	309	—	—	309	14	323
Other comprehensive income (loss)	—	—	—	—	16	—	16	—	16
Cash dividends – common stock ($0.40 per share)	—	—	—	(485)	—	—	(485)	—	(485)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Stock-based compensation and related common stock issuances, net of tax	—	—	16	—	—	—	16	—	16
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1	1
Other	—	—	—	(3)	—	—	(3)	(1)	(4)
Net increase (decrease) in equity	—	—	16	(179)	16	—	(147)	(35)	(182)
Balance – September 30, 2020	$35	$1,248	$24,359	$(12,376)	$(160)	$(1,041)	$12,065	$2,833	$14,898

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	895	—	—	895	35	930
Other comprehensive income (loss)	—	—	—	—	(13)	—	(13)	—	(13)
Cash dividends – common stock ($1.23 per share)	—	—	—	(1,494)	—	—	(1,494)	—	(1,494)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Stock-based compensation and related common stock issuances, net of tax	—	1	53	—	—	—	54	—	54
Purchase of partial interest in consolidated subsidiary (Note 1)	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Other	—	—	1	(14)	—	—	(13)	1	(12)
Net increase (decrease) in equity	—	1	54	(613)	(13)	—	(571)	(93)	(664)
Balance – September 30, 2021	$35	$1,249	$24,425	$(13,361)	$(109)	$(1,041)	$11,198	$2,721	$13,919

Balance – December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	95	—	—	95	(27)	68
Other comprehensive income (loss)	—	—	—	—	39	—	39	—	39
Cash dividends – common stock ($1.20 per share)	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(147)	(147)
Stock-based compensation and related common stock issuances, net of tax	—	1	36	—	—	—	37	—	37
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Other	—	—	—	(13)	—	—	(13)	1	(12)
Net increase (decrease) in equity	—	1	36	(1,374)	39	—	(1,298)	(168)	(1,466)
Balance – September 30, 2020	$35	$1,248	$24,359	$(12,376)	$(160)	$(1,041)	$12,065	$2,833	$14,898

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$930	$68
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,388	1,285
Provision (benefit) for deferred income taxes	313	52
Equity (earnings) losses	(423)	(236)
Distributions from unconsolidated affiliates	574	466
Impairment of goodwill (Note 11)	—	187
Impairment of equity-method investments (Note 11)	—	938
Net unrealized (gain) loss from derivative instruments	317	—
Amortization of stock-based awards	60	39
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(538)	(18)
Inventories	(112)	(33)
Other current assets and deferred charges	(67)	(15)
Accounts payable	570	(77)
Accrued liabilities	67	(286)
Changes in current and noncurrent derivative assets and liabilities	(267)	(2)
Other, including changes in noncurrent assets and liabilities	(6)	14
Net cash provided (used) by operating activities	2,806	2,382
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	—	40
Proceeds from long-term debt	898	3,898
Payments of long-term debt	(887)	(3,836)
Proceeds from issuance of common stock	6	9
Common dividends paid	(1,494)	(1,456)
Dividends and distributions paid to noncontrolling interests	(135)	(147)
Contributions from noncontrolling interests	6	5
Payments for debt issuance costs	(7)	(20)
Other – net	(13)	(12)
Net cash provided (used) by financing activities	(1,626)	(1,519)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(957)	(938)
Dispositions – net	5	(30)
Contributions in aid of construction	46	27
Purchases of businesses, net of cash acquired (Note 3)	(126)	—
Proceeds from dispositions of equity-method investments	1	—
Purchases of and contributions to equity-method investments	(79)	(150)
Other – net	2	9
Net cash provided (used) by investing activities	(1,108)	(1,082)
Increase (decrease) in cash and cash equivalents	72	(219)
Cash and cash equivalents at beginning of year	142	289
Cash and cash equivalents at end of period	$214	$70
_____________
(1) Increases to property, plant, and equipment	$(1,001)	$(912)
Changes in related accounts payable and accrued liabilities	44	(26)
Capital expenditures	$(957)	$(938)

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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States and are presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Sequent, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities, including our recently acquired upstream operations, as well as corporate activities are included in Other.
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
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer) (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Caiman Energy II, LLC (Caiman II) until acquiring a controlling interest of Caiman II in November 2020 and the remaining interest in September 2021), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the

Notes (Continued)	Table of Contents
Anadarko and Permian basins. This segment also includes our natural gas liquid (NGL) and natural gas marketing business (excluding the activities within the Sequent segment described below), storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC, a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II) (a nonconsolidated VIE).
Sequent includes the operations of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. (collectively, Sequent) acquired on July 1, 2021. Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including along our Transco system. See Note 3 – Acquisitions.
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2021, we consolidate the following VIEs:
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

Notes (Continued)	Table of Contents
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	September 30, 2021	December 31, 2020
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$147	$107
Trade accounts and other receivables – net	134	148
Other current assets and deferred charges	6	7
Property, plant, and equipment – net	5,364	5,514
Intangible assets – net of accumulated amortization	2,295	2,376
Regulatory assets, deferred charges, and other	15	15
Accounts payable	(85)	(42)
Accrued liabilities	(26)	(34)
Regulatory liabilities, deferred income, and other	(289)	(289)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mt. Belvieu and is a VIE due primarily to our limited participating rights as the minority equity holder. At September 30, 2021, the carrying value of our investment in Targa Train 7 was $48 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. During the first quarter of 2020, we recorded an impairment of our equity-method investment in Brazos Permian II. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
Sequent
On July 1, 2021, we completed the acquisition of 100 percent of Sequent. Total consideration for this acquisition was $159 million, which included $109 million related to working capital. Of the total consideration, $134 million of cash was paid in the third quarter of 2021 and $25 million was accrued in the same period for post-closing working capital adjustments.
Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including along our Transco system. The purpose of the acquisition was to expand our natural gas marketing activities as well as optimize our pipeline and storage capabilities with expansions into new markets to reach incremental gas-fired power generation, liquified natural gas exports, and future renewable natural gas and other emerging opportunities.
The acquisition of Sequent was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values.
Pro forma revenues and earnings as if the Sequent acquisition had been completed on January 1, 2020, are not materially different from our historical results for the three and nine months ended September 30, 2021 and 2020.

Notes (Continued)	Table of Contents
During the period from the acquisition date of July 1, 2021 to September 30, 2021, Sequent contributed product sales of $54 million, net loss on commodity derivatives of $322 million, and unfavorable Modified EBITDA (as defined in Note 14 – Segment Disclosures) of $281 million. Both the net loss on commodity derivatives and Modified EBITDA amounts reflect a net unrealized loss on commodity derivatives of $277 million for the period.
Costs related to this acquisition are approximately $3 million and are included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Sequent segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily intangible assets; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of the intangible assets were measured using an income approach. The inventory acquired relates to natural gas in underground storage. The fair value of this inventory was based on the market price of the underlying commodity at the acquisition date. See Note 11 – Fair Value Measurements and Guarantees for the valuation techniques used to measure fair value of derivative assets and liabilities.

(Millions)
Cash and cash equivalents	$8
Trade accounts and other receivables – net	498
Inventories	121
Other current assets and deferred charges	4
Commodity derivatives included in other current assets and deferred charges	57
Property, plant, and equipment – net	5
Intangible assets	306
Regulatory assets, deferred charges, and other	3
Commodity derivatives included in regulatory assets, deferred charges, and other	49
Total assets acquired	$1,051

Accounts payable	$514
Accrued liabilities	46
Commodity derivatives included in accrued liabilities	116
Regulatory liabilities, deferred income, and other	1
Commodity derivatives included in regulatory liabilities, deferred income, and other	215
Total liabilities assumed	$892

Net assets acquired	$159
Accounts Receivable and Accounts Payable
Sequent provides services to retail and wholesale gas marketers, utility companies, upstream producers, and industrial customers. These counterparties utilize netting agreements that enable Sequent to net receivables and payables by counterparty upon settlement. Sequent also nets across product lines and against cash collateral, provided the netting and cash collateral agreements include such provisions. While the amounts due from, or owed to, Sequent’s counterparties are settled net, they are recorded on a gross basis in the Consolidated Balance Sheet as accounts receivable and accounts payable.

Notes (Continued)	Table of Contents
Intangible Assets
Intangible assets are primarily related to transportation and storage capacity contracts. The basis for determining the value of these intangible assets was estimated future net cash flows to be derived from acquired transportation and storage capacity contracts that provide future economic benefits due to their market location, discounted using an industry weighted-average cost of capital. This intangible asset is being amortized based on the expected benefit period over which the underlying contracts are expected to contribute to our cash flows ranging from 1 year to 10 years. As a result, we expect a significant portion of the amortization to be recognized within the first few years of this range. We recognized $21 million of amortization expense during the third quarter of 2021.
Commodity Derivatives
Sequent purchases natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future, resulting in positive net product sales. Commodity-based exchange-traded futures contracts and over-the-counter (OTC) contracts are used to sell natural gas at that future price to substantially protect the natural gas revenues that will ultimately be realized when the stored natural gas is sold. Additionally, Sequent enters into transactions to secure transportation capacity between delivery points in order to serve its customers and various markets. Commodity-based exchange-traded futures contracts and OTC contracts are used to capture the price differential or spread between the locations served by the capacity in order to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between delivery points occurs. Some commodity-related derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the natural gas marketing operations. These contracts generally meet the definition of derivatives and are carried at fair value in the Consolidated Balance Sheet, with changes in fair value recorded in Net gain (loss) on commodity derivatives in the Consolidated Statement of Income in the period of change. These contracts are not designated as hedges for accounting purposes.
The physical purchase, transportation, storage, and sale of natural gas are accounted for on a weighted-average cost or accrual basis, as appropriate, rather than on the fair value basis utilized for the derivatives used to mitigate the natural gas price risk associated with the storage and transportation portfolio. Monthly demand charges are incurred for the contracted storage and transportation capacity and payments associated with asset management agreements, and these demand charges and payments are recognized on the Consolidated Statement of Income in the period they are incurred. Sequent experiences significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not accounted for on a fair value basis. (see Note 12 – Derivatives).
Concentration of Credit Risk
Sequent has a concentration of credit risk as its top 20 counterparties represented 54 percent, or $267 million, of the total counterparty exposure as of September 30, 2021.
Sequent uses established credit policies to determine and monitor the creditworthiness of counterparties, including requirements to post collateral or other credit security, as well as the quality of pledged collateral. Collateral or credit security is most often in the form of cash or letters of credit from an investment-grade financial institution, but may also include U.S. government securities. Sequent also utilizes netting agreements whenever possible to mitigate exposure to counterparty credit risk. When more than one derivative transaction with the same counterparty is outstanding and a legally enforceable netting agreement exists with that counterparty, the “net” mark-to-market exposure represents a reasonable measure of Sequent’s credit risk with that counterparty.

Notes (Continued)	Table of Contents
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Sequent	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$642	$107	$—	$—	$—	$—	$—	$(12)	$737
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	74	340	298	—	—	(29)	683
Commodity consideration	—	—	13	(1)	52	—	—	—	64
Other	3	—	5	52	10	—	—	(4)	66
Total service revenues	645	107	92	391	360	—	—	(45)	1,550
Product sales	20	—	72	19	1,177	960	116	(166)	2,198
Total revenues from contracts with customers	665	107	164	410	1,537	960	116	(211)	3,748
Other revenues (1)	1	1	3	7	(51)	903	(18)	(5)	841
Other adjustments (2)	—	—	—	—	—	(2,131)	—	17	(2,114)
Total revenues	$666	$108	$167	$417	$1,486	$(268)	$98	$(199)	$2,475

Three Months Ended September 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$600	$111	$—	$—	$—	$—	$—	$(3)	$708
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	85	332	288	—	—	(17)	688
Commodity consideration	—	—	6	2	32	—	—	—	40
Other	3	—	3	41	20	—	—	(2)	65
Total service revenues	603	111	94	375	340	—	—	(22)	1,501
Product sales	21	—	26	12	394	—	—	(36)	417
Total revenues from contracts with customers	624	111	120	387	734	—	—	(58)	1,918
Other revenues (1)	2	—	3	6	—	—	8	(4)	15
Total revenues	$626	$111	$123	$393	$734	$—	$8	$(62)	$1,933

Notes (Continued)	Table of Contents

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Sequent	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,880	$328	$—	$—	$—	$—	$—	$(17)	$2,191
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	250	966	838	—	—	(76)	1,978
Commodity consideration	—	—	34	4	126	—	—	—	164
Other	8	—	15	145	39	—	—	(12)	195
Total service revenues	1,888	328	299	1,115	1,003	—	—	(105)	4,528
Product sales	50	—	178	75	2,983	960	216	(343)	4,119
Total revenues from contracts with customers	1,938	328	477	1,190	3,986	960	216	(448)	8,647
Other revenues (1)	3	1	8	19	(83)	903	(3)	(11)	837
Other adjustments (2)	—	—	—	—	—	(2,131)	—	17	(2,114)
Total revenues	$1,941	$329	$485	$1,209	$3,903	$(268)	$213	$(442)	$7,370

Nine Months Ended September 30, 2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,796	$336	$—	$—	$—	$—	$—	$(6)	$2,126
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	262	952	884	—	—	(58)	2,040
Commodity consideration	—	—	14	5	74	—	—	—	93
Other	8	—	19	123	46	—	—	(11)	185
Total service revenues	1,804	336	295	1,080	1,004	—	—	(75)	4,444
Product sales	61	—	75	42	1,056	—	—	(96)	1,138
Total revenues from contracts with customers	1,865	336	370	1,122	2,060	—	—	(171)	5,582
Other revenues (1)	4	—	6	16	5	—	25	(11)	45
Total revenues	$1,869	$336	$376	$1,138	$2,065	$—	$25	$(182)	$5,627
______________________________
(1)Revenues not derived from contracts with customers consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in the Consolidated Statement of Income, and realized and unrealized gains and losses associated with our derivative contracts (except for those requiring physical delivery), which are reported in Net gain (loss) on commodity derivatives in the Consolidated Statement of Income.
(2)Other adjustments relate to costs of Sequent’s risk management activities. As Sequent is acting as an agent for its customers, its revenues are presented net of the related costs of those activities in the Consolidated Statement of Income.

Notes (Continued)	Table of Contents
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Balance at beginning of period	$38	$30	$12	$8
Revenue recognized in excess of amounts invoiced	51	36	134	105
Minimum volume commitments invoiced	(39)	(24)	(96)	(71)
Balance at end of period	$50	$42	$50	$42
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Balance at beginning of period	$1,193	$1,203	$1,209	$1,215
Payments received and deferred	14	14	99	116
Significant financing component	3	3	8	8
Contract liability acquired	1	—	1	—
Recognized in revenue	(48)	(50)	(154)	(169)
Balance at end of period	$1,163	$1,170	$1,163	$1,170
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2021, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2021, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)	Table of Contents
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2021 (three months)	$45	$875
2022 (one year)	139	3,465
2023 (one year)	124	3,184
2024 (one year)	120	2,870
2025 (one year)	105	2,367
Thereafter	630	18,326
Total	$1,163	$31,087
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	September 30, 2021	December 31, 2020
	(Millions)
Accounts receivable related to revenues from contracts with customers (1)	$1,472	$892
Other accounts receivable (2)	514	107
Trade accounts and other receivables – net	$1,986	$999

(1)Includes $298 million related to our Sequent segment as of September 30, 2021.
(2)Includes $441 million related to our Sequent segment as of September 30, 2021.
Note 5 – Investing Activities
Equity Earnings (Losses)
Equity earnings (losses) for the nine months ended September 30, 2020, includes a $78 million loss associated with the first-quarter 2020 full impairment of goodwill recognized by our investee RMM, which was allocated entirely to our member interest per the terms of the membership agreement.
Impairment of Equity-Method Investments
Impairment of equity-method investments for the nine months ended September 30, 2020, includes $938 million associated with the first-quarter 2020 impairment of certain equity-method investments (see Note 11 – Fair Value Measurements and Guarantees).

Notes (Continued)	Table of Contents
Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Current:
Federal	$1	$—	$(1)	$(28)
State	1	—	1	—
	2	—	—	(28)
Deferred:
Federal	40	97	240	56
State	11	14	73	(4)
	51	111	313	52
Provision (benefit) for income taxes	$53	$111	$313	$24
The effective income tax rates for the total provision (benefit) for both the three and nine months ended September 30, 2021 and 2020 are greater than the federal statutory rate, primarily due to the effect of state income taxes.

During the next 12 months, we do not expect ultimate resolution of any unrecognized tax benefit associated with domestic or international matters to have a material impact on our unrecognized tax benefit position.
Note 7 – Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$164	$308	$893	$93
Basic weighted-average shares	1,215,434	1,213,912	1,215,113	1,213,512
Effect of dilutive securities:
Nonvested restricted stock units	2,539	1,423	2,437	1,241
Stock options	6	—	8	4
Diluted weighted-average shares	1,217,979	1,215,335	1,217,558	1,214,757
Earnings (loss) per common share:
Basic	$.14	$.25	$.74	$.08
Diluted	$.13	$.25	$.73	$.08

Notes (Continued)	Table of Contents
Note 8 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$8	$8	$23	$23
Interest cost	7	9	21	28
Expected return on plan assets	(11)	(13)	(33)	(40)
Amortization of net actuarial loss	4	5	11	16
Net actuarial loss from settlements	—	1	1	9
Net periodic benefit cost (credit)	$8	$10	$23	$36

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$1	$1
Interest cost	1	2	4	5
Expected return on plan assets	(2)	(3)	(7)	(8)
Reclassification to regulatory liability	—	—	1	1
Net periodic benefit cost (credit)	$—	$—	$(1)	$(1)
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income.
During the nine months ended September 30, 2021, we contributed $4 million to our pension plans and $4 million to our other postretirement benefit plans. We presently anticipate making additional contributions of approximately $1 million to our other postretirement benefit plans and no further contributions to our pension plans in the remainder of 2021.
Note 9 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On October 8, 2021, we completed a public offering of $600 million of 2.6 percent senior unsecured notes due 2031. The new 2031 notes are an additional issuance of the $900 million of 2.6 percent senior unsecured notes due 2031 issued on March 2, 2021 and will trade interchangeably with such notes. Also, on October 8, 2021, we completed a public offering of $650 million of 3.5 percent senior unsecured notes due 2051.
On September 1, 2021, we retired $371 million of 7.875 percent senior unsecured notes due 2021.
On August 16, 2021, we retired $500 million of 4.0 percent senior unsecured notes due 2021.

Notes (Continued)	Table of Contents
Commercial Paper Program
At September 30, 2021, no Commercial paper was outstanding under our $4 billion commercial paper program. In connection with our amended and restated credit agreement described below, we reduced the size of our commercial paper program to $3.5 billion.
Credit Facilities

	September 30, 2021
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$4,500	$—
Letters of credit under certain bilateral bank agreements		17

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.
Revolving credit facility
In October 2021, we along with Transco and Northwest Pipeline, the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. The maturity date of the credit facility is October 8, 2026. However, the co-borrowers may request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2028, under certain circumstances. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. Transco and Northwest Pipeline are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers. At September 30, 2021, and as of October 8, 2021, the effective date of the amended and restated Credit Agreement, no letters of credit have been issued and no loans were outstanding under the credit facility.
The Credit Agreement contains the following terms and conditions:
•Various covenants may limit, among other things, a borrower’s and its material subsidiaries’ ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets in certain circumstances, make certain distributions during an event of default, and each borrower and each borrower’s respective material subsidiaries’ ability to enter into certain restrictive agreements.
•If an event of default with respect to a borrower occurs under the credit facility, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of the loans of the defaulting borrower under the credit facility and exercise other rights and remedies.
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Credit Agreement plus an applicable margin or a periodic fixed rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable margin. We are required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings. The Credit Agreement also includes customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.
Significant financial covenants under the Credit Agreement require the ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), each as defined in the Credit Agreement, to be no greater than 5.0 to 1.0, except that for any fiscal quarter in which the funding of the purchase price for an acquisition (whether

Notes (Continued)	Table of Contents
effectuated as one or a series of related transactions) with an aggregate purchase price of $25 million or more has been effected, and the following two fiscal quarters (in each case subject to certain limitations), the ratio of debt to EBITDA is to be no greater than 5.5 to 1.
The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Transco and Northwest Pipeline.
At September 30, 2021, we are in compliance with these covenants.
Note 10 – Stockholders’ Equity
Share Repurchase Program
On September 3, 2021, our Board of Directors authorized a new share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program through September 30, 2021.
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
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2020	$(3)	$(1)	$(92)	$(96)
Other comprehensive income (loss) before reclassifications	(43)	—	—	(43)
Amounts reclassified from accumulated other comprehensive income (loss)	21	—	9	30
Other comprehensive income (loss)	(22)	—	9	(13)
Balance at September 30, 2021	$(25)	$(1)	$(83)	$(109)

Notes (Continued)	Table of Contents
Reclassifications out of AOCI are presented in the following table by component for the nine months ended September 30, 2021:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$28	Net gain (loss) on commodity derivatives
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	12	Other income (expense) – net below Operating income (loss)
Income tax benefit	(10)	Provision (benefit) for income taxes
Reclassifications during the period	$30

Notes (Continued)	Table of Contents
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2021:
Measured on a recurring basis:
ARO Trust investments	$248	$248	$248	$—	$—
Commodity derivative assets (1)	131	131	38	83	10
Commodity derivative liabilities (1)	(773)	(773)	(285)	(470)	(18)
Additional disclosures:
Long-term debt, including current portion	(22,362)	(26,614)	—	(26,614)	—
Guarantees	(40)	(26)	—	(10)	(16)

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235	$235	$235	$—	$—
Commodity derivative assets	3	3	1	2	—
Commodity derivative liabilities	(6)	(6)	(3)	(1)	(2)
Additional disclosures:
Long-term debt, including current portion	(22,344)	(27,043)	—	(27,043)	—
Guarantees	(40)	(27)	—	(11)	(16)

(1)Excludes approximately $313 million of net cash collateral.
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
Commodity derivatives: Commodity derivatives include commodity-based exchange-traded contracts and OTC contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using NYMEX futures prices. Derivatives classified as Level 2

Notes (Continued)	Table of Contents
are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. Beginning in the third quarter of 2021 the fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet. Commodity derivative liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in the Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $26 million at September 30, 2021. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

Notes (Continued)	Table of Contents
companies. In assessing the fair value as of the March 31, 2020 measurement date, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA market multiples as compared with recent history and significantly higher industry weighted-average discount rates. The fair value of the reporting unit was further reconciled to our estimated total enterprise value as of March 31, 2020, which considered observable valuation multiples of comparable publicly traded companies applied to each distinct business including the Northeast G&P reporting unit. This assessment indicated that the estimated fair value of the Northeast G&P reporting unit was below its carrying value, including goodwill. As a result of this Level 3 measurement, we recognized a full impairment charge of $187 million as of March 31, 2020, in Impairment of goodwill in the Consolidated Statement of Income. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in the Consolidated Statement of Income.

The following table presents impairments of equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy.

				Impairments
				Nine Months Ended September 30,
	Segment	Date of Measurement	Fair Value	2021	2020
			(Millions)
Impairment of equity-method investments:
RMM (1)	West	March 31, 2020	$557	$—	$243
Brazos Permian II (1)	West	March 31, 2020	—	—	193
Caiman II (2)	Northeast G&P	March 31, 2020	191	—	229
Appalachia Midstream Investments (2)	Northeast G&P	March 31, 2020	2,700	—	127
Aux Sable (2)	Northeast G&P	March 31, 2020	7	—	39
Laurel Mountain (2)	Northeast G&P	March 31, 2020	236	—	10
Discovery (2)	Transmission & Gulf of Mexico	March 31, 2020	367	—	97
Impairment of equity-method investments				$—	$938
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

Notes (Continued)	Table of Contents
Note 12 – Derivatives
Commodity-Related Derivatives
We are exposed to commodity price risk. To manage this volatility we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. Derivative positions are monitored using techniques including, but not limited to value at risk. Derivative instruments are recognized at fair value in the Consolidated Balance Sheet as either assets or liabilities and are presented on a net basis by counterparty, net of margin deposits. See Note 11 – Fair Value Measurements and Guarantees for additional fair value information. In the Consolidated Statement of Cash Flows, any cash impacts of settled commodity-related derivatives are recorded as operating activities.
We enter into commodity-related derivatives to hedge exposures to natural gas, NGLs, and crude oil and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.
Our commodity-related derivative contracts are primarily not designated as hedging instruments. Realized and unrealized gains and losses on these non-designated commodity-related derivative contracts are recognized in Net gain (loss) on commodity derivatives in the Consolidated Statement of Income as incurred. Unrealized gains and losses on commodity-related derivative contracts that are designated as hedging instruments are initially reported in AOCI in the Consolidated Balance Sheet and later reclassified as realized gains and losses into Net gain (loss) on commodity derivatives in the Consolidated Statement of Income in the period in which the hedged item affects earnings.
Some commodity-related derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the natural gas marketing operations. When a commodity-related derivative contract is settled physically, any cumulative unrealized gain or loss is reversed and the contract price is recognized in the respective line item in the Consolidated Statement of Income representing the actual price of the underlying goods being delivered.
At September 30, 2021, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

Segment	Commodity	Unit of Measure	Net Long (Short) Position

Designated as Hedging Instruments

West - Central Hub Risk	Natural Gas Liquids	Barrels	(261,000)
West - Central Hub Risk	Natural Gas	MMBtu	(7,217,500)
West - Basis Risk	Natural Gas	MMBtu	(3,542,000)

Not Designated as Hedging Instruments
Sequent (1)	Natural Gas	MMBtu	591,732,203
West - Central Hub Risk	Natural Gas Liquids	Barrels	(515,000)
West - Basis Risk	Natural Gas Liquids	Barrels	(22,449,000)
West - Central Hub Risk	Natural Gas	MMBtu	(25,281,500)
West - Basis Risk	Natural Gas	MMBtu	(51,362,500)
West - Central Hub Risk	Crude Oil	Barrels	(96,000)
_______________
(1)Derivative instruments include both long and short natural gas positions. The volume represents the net of long natural gas positions of 4.3 billion MMBtu (million British thermal units) and short natural gas positions of 3.7 billion MMBtu.

Notes (Continued)	Table of Contents
Derivative Financial Statement Presentation
The fair value of commodity-related derivatives was reflected in the Consolidated Balance Sheet as follows:

	September 30, 2021		December 31, 2020
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Derivatives designated as hedging instruments
Current	$1	$(31)	$1	$(2)
Noncurrent	—	—	—	—
Total derivatives designated as hedging instruments	$1	$(31)	$1	$(2)

Derivatives not designated as hedging instruments
Current	$1,832	$(2,203)	$2	$(3)
Noncurrent	240	(481)	—	(1)
Total derivatives not designated as hedging instruments	$2,072	$(2,684)	$2	$(4)

Gross amounts recognized	$2,073	$(2,715)	$3	$(6)
Counterparty and collateral netting offset	(1,939)	2,252	—	—
Amounts recognized in the Consolidated Balance Sheet	$134	$(463)	$3	$(6)
For the three and nine months ended September 30, 2021 and 2020 the pre-tax effects of commodity-related derivatives instruments in the Consolidated Statement of Income were as follows:

		Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2021	2020	2021	2020
		(Millions)
Realized commodity-related derivatives designated as hedging instruments	Net gain (loss) on commodity derivatives	$(20)	$(1)	$(28)	$(1)
Realized commodity-related derivatives not designated as hedging instruments	Net gain (loss) on commodity derivatives	(57)	—	(96)	(1)
Unrealized commodity-related derivatives not designated as hedging instruments	Net gain (loss) on commodity derivatives	(314)	(3)	(317)	(2)
Total	Net gain (loss) on commodity derivatives	$(391)	$(4)	$(441)	$(4)
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with some of our counterparties. As of September 30, 2021 the required collateral in the event of a credit rating downgrade to non-investment grade status was $33 million.

Notes (Continued)	Table of Contents
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At September 30, 2021, net cash collateral held on deposit in broker margin accounts was $313 million.
Note 13 – Contingent Liabilities and Commitments
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
Two putative class actions remain unresolved, and they have been remanded to their originally filed court, the Wisconsin federal district court where the plaintiffs have re-urged their motion for class certification. Trial was scheduled to begin June 14, 2021, but the court struck the setting and has not reset it.
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

Notes (Continued)	Table of Contents
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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million. The court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the court entered final judgment in the case. Filing deadlines were stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also filed post-judgment motions including a Motion for New Trial and a Motion to Alter or Amend the Judgment. These post-trial motions were resolved with the court’s denial of the last motion on June 11, 2020. Our Statement of Points on Appeal was filed on July 13, 2020. On June 22, 2020, the court stayed the North Pole’s case pending resolution of the appeal in the State of Alaska and FHRA case. On December 23, 2020, we filed our opening brief on appeal. The court set oral argument for December 15, 2021. We have recorded an accrued liability in the amount of our estimate of the probable loss. It is reasonably possible that we may not be successful on appeal and could ultimately pay up to the amount of judgment.
Royalty Matters
Certain of our customers, including Chesapeake Energy Corporation (Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by Chesapeake. Chesapeake has reached a settlement to resolve substantially all Pennsylvania royalty cases pending, which settlement applies to both Chesapeake and us. The settlement does not require any contribution from us. On August 23, 2021, the court approved the settlement, but two objectors filed an appeal with the United States Court of Appeals for the Fifth Circuit.
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

Notes (Continued)	Table of Contents
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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery originally scheduled trial for May 20 through May 24, 2019; the court struck that setting and reset trial to occur in 2020. All 2020 trial settings were struck due to COVID-19. Trial was held May 10 through May 17, 2021. Post-trial argument occurred September 16, 2021.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2021, we have accrued liabilities totaling $32 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At September 30, 2021, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

Notes (Continued)	Table of Contents
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2021, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2021, we have accrued liabilities totaling $8 million for these costs.
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
At September 30, 2021, we have accrued environmental liabilities of $20 million related to these matters.
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
At September 30, 2021, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
In addition to the foregoing, various other proceedings are pending against us that are incidental to our operations, none of which are expected to be material to our expected future annual results of operations, liquidity, and financial position.

Notes (Continued)	Table of Contents
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
Commitments
Commitments for Sequent pipeline transportation capacity, storage capacity, and gas supply are approximately $424 million at September 30, 2021.
Note 14 – Segment Disclosures
Our reportable segments are Transmission & Gulf of Mexico, Northeast G&P, West, and Sequent. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Income and Total assets by reportable segment.

	Transmission & Gulf of Mexico	Northeast G&P	West	Sequent (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2021
Segment revenues:
Service revenues
External	$812	$390	$300	$—	$4	$—	$1,506
Internal	24	9	12	—	4	(49)	—
Total service revenues	836	399	312	—	8	(49)	1,506
Total service revenues – commodity consideration	13	(1)	52	—	—	—	64
Product sales
External	54	(1)	1,126	70	47	—	1,296
Internal	34	20	44	(16)	64	(146)	—
Total product sales	88	19	1,170	54	111	(146)	1,296
Net gain (loss) on commodity derivatives	—	—	(48)	(322)	(21)	—	(391)
Total revenues	$937	$417	$1,486	$(268)	$98	$(195)	$2,475

Three Months Ended September 30, 2020
Segment revenues:
Service revenues
External	$797	$366	$311	$—	$5	$—	$1,479
Internal	10	13	—	—	3	(26)	—
Total service revenues	807	379	311	—	8	(26)	1,479
Total service revenues – commodity consideration	6	2	32	—	—	—	40
Product sales
External	34	2	382	—	—	—	418
Internal	12	10	13	—	—	(35)	—
Total product sales	46	12	395	—	—	(35)	418
Net gain (loss) on commodity derivatives	—	—	(4)	—	—	—	(4)
Total revenues	$859	$393	$734	$—	$8	$(61)	$1,933

Notes (Continued)	Table of Contents

	Transmission & Gulf of Mexico	Northeast G&P	West	Sequent (1)	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2021
Segment revenues:
Service revenues
External	$2,445	$1,101	$859	$—	$13	$—	$4,418
Internal	48	29	28	—	10	(115)	—
Total service revenues	2,493	1,130	887	—	23	(115)	4,418
Total service revenues – commodity consideration	34	4	126	—	—	—	164

Product sales
External	141	11	2,885	70	122	—	3,229
Internal	81	64	98	(16)	94	(321)	—
Total product sales	222	75	2,983	54	216	(321)	3,229
Net gain (loss) on commodity derivatives	—	—	(93)	(322)	(26)	—	(441)
Total revenues	$2,749	$1,209	$3,903	$(268)	$213	$(436)	$7,370

Nine Months Ended September 30, 2020
Segment revenues:
Service revenues
External	$2,394	$1,052	$938	$—	$15	$—	$4,399
Internal	37	39	—	—	10	(86)	—
Total service revenues	2,431	1,091	938	—	25	(86)	4,399
Total service revenues – commodity consideration	14	5	74	—	—	—	93
Product sales
External	104	17	1,018	—	—	—	1,139
Internal	30	25	39	—	—	(94)	—
Total product sales	134	42	1,057	—	—	(94)	1,139
Net gain (loss) on commodity derivatives	—	—	(4)	—	—	—	(4)
Total revenues	$2,579	$1,138	$2,065	$—	$25	$(180)	$5,627

September 30, 2021
Total assets (2)	$20,095	$14,249	$10,718	$1,357	$1,681	$(2,115)	$45,985
December 31, 2020
Total assets	$19,110	$14,569	$10,558	$—	$927	$(999)	$44,165
______________
(1)    Sequent nets revenues from marketing and trading activities with the associated costs. Sequent records transactions that qualify as derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains and losses on derivatives held for energy trading purposes are presented on a net basis in revenue.
(2)    The increase at our Other segment is primarily due to the acquisitions of oil and gas properties in 2021. In February 2021, we acquired properties in the Wamsutter field in Wyoming from a supermajor oil and gas

Notes (Continued)	Table of Contents
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
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$630	$616	$1,936	$1,893
Northeast G&P	442	387	1,253	1,126
West	276	247	822	715
Sequent	(281)	—	(281)	—
Other	38	(7)	91	8
	1,105	1,243	3,821	3,742
Accretion expense associated with asset retirement obligations for nonregulated operations	(12)	(10)	(33)	(27)
Depreciation and amortization expenses	(487)	(426)	(1,388)	(1,285)
Impairment of goodwill	—	—	—	(187)
Equity earnings (losses)	157	106	423	236
Impairment of equity-method investments	—	—	—	(938)
Other investing income (loss) – net	2	2	6	6
Proportional Modified EBITDA of equity-method investments	(247)	(189)	(702)	(573)
Interest expense	(292)	(292)	(884)	(882)
(Provision) benefit for income taxes	(53)	(111)	(313)	(24)
Net income (loss)	$173	$323	$930	$68

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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Sequent. All remaining business activities, including our recently acquired upstream operations, as well as corporate activities are included in Other. Our reportable segments are comprised of the following businesses:
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
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Caiman II until acquiring a controlling interest of Caiman II in November 2020 and the remaining interest in September 2021), and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL and natural gas marketing business (excluding the activities within the Sequent segment described below), storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II.

Management’s Discussion and Analysis (Continued)	Table of Contents
•Sequent includes the operations of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. (collectively, Sequent) acquired on July 1, 2021. Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including along our Transco system.
Dividends
In September 2021, we paid a regular quarterly dividend of $0.41 per share.
Overview of Nine Months Ended September 30, 2021
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2021, increased $800 million compared to the nine months ended September 30, 2020, reflecting:
•The absence of $938 million of Impairment of equity-method investments in the first quarter of 2020;
•A $190 million favorable change in our commodity margins primarily due to increases in net realized sales prices and volumes. Our commodity margins are comprised of the net sum of Service revenues – commodity consideration, Product sales, net realized gains and losses on our commodity derivatives, Product costs, and Processing commodity expenses; however, Product sales at our Other segment reflect sales related to our recently acquired upstream operations and are excluded from our commodity margins;
•A $210 million increase in Product sales net of realized losses on our commodity derivatives at our Other segment reflecting net realized sales related to our recently acquired upstream operations;
•The absence of $187 million of Impairment of goodwill in 2020, of which $65 million was attributable to noncontrolling interests;
•A $187 million increase in equity earnings, primarily due to the absence of our $78 million share of an impairment of goodwill recorded by an equity-method investee in 2020 and higher volumes from certain of our Northeast G&P investments.
These favorable changes were partially offset by:
•$315 million change in net unrealized losses on commodity derivatives discussed below;
•A $289 million unfavorable change in provision for income taxes, driven by higher pre-tax earnings;
•$155 million of higher Operating and maintenance expenses primarily due to the inclusion of our recently acquired upstream operations at our Other segment and higher employee-related expenses;
•A $103 million unfavorable change in Depreciation and amortization expenses.
The net unrealized losses on commodity derivatives include $277 million related to derivative contracts within the Sequent segment that are not designated as hedges for accounting purposes. Sequent can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not accounted for on a fair value basis.
The net unrealized losses on commodity derivatives also includes the impact from derivative contracts from certain of our other businesses that are not designated as hedges for accounting purposes.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 24, 2021.

Management’s Discussion and Analysis (Continued)	Table of Contents
Recent Developments
Share Repurchase Program
In September 2021, our Board of Directors authorized a new share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This stock repurchase program does not have an expiration date. There were no repurchases under the program through September 30, 2021.
Sequent Acquisition
In July 2021, we completed the acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. (collectively, Sequent). Total consideration for this acquisition was $159 million, which included $109 million related to working capital. Of the total consideration, $134 million of cash was paid in the third quarter of 2021 and $25 million was accrued in the same period for post-closing working capital adjustments. Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including along our Transco system. The addition of Sequent complements the current geographic footprint of our core pipeline transportation and storage business and is expected to enhance our gas marketing capabilities and expand the suite of services we can provide to our existing midstream customers.
Upstream Joint Ventures
In the third quarter of 2021, we cross-conveyed certain of our oil and gas properties in the Wamsutter field (see Note 14 – Segment Disclosures of Notes to Consolidated Financial Statements) to a venture along with certain oil and gas properties cross-conveyed by a third-party operator in the region. The combined properties consist of over 1.2 million net acres and an interest in over 3,500 wells. Under the terms of the agreement, our partner owns a 25 percent undivided interest in each well’s working interest percentage, and we own a 75 percent undivided interest in each well’s working interest percentage.
In August 2021, we agreed to sell 50 percent of certain of our existing wells and wellbore rights in the South Mansfield area of the Haynesville Shale region to a third party (see Note 14 – Segment Disclosures of Notes to Consolidated Financial Statements), in a strategic effort to develop the acreage, thereby enhancing the value of our midstream natural gas infrastructure. Under the agreement, the third party will operate the upstream position and develop the undeveloped acreage, and we will continue to operate and retain full ownership of our midstream assets. We will additionally retain ownership in the undeveloped acreage until certain acreage earning and carried interest hurdles are met, at which time remaining undeveloped acreage will be conveyed to the third party resulting in their 75 percent and our 25 percent ownership.
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

Management’s Discussion and Analysis (Continued)	Table of Contents
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
In 2021, our operating results are expected to benefit from growth in our Northeast G&P gathering and processing volumes. We also anticipate increases from recently completed Transco expansion projects and higher Gulf of Mexico results despite recent hurricane related shut-ins. Our results also benefited from the overall net favorable impact of unusually high natural gas prices in the first quarter associated with Winter Storm Uri and more recently a strong commodity price environment, including contributions from our upstream properties. These increases will be partially offset by decreases in the West, including a reduction in NGL transportation volumes on OPPL and certain fee reductions in the Haynesville area in exchange for future value in upstream natural gas properties. We also expect an increase in expenses, including higher incentive compensation costs and operating taxes.
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
•General economic, financial markets, or further industry downturns, including increased interest rates;

Management’s Discussion and Analysis (Continued)	Table of Contents
•Physical damages to facilities, including damage to offshore facilities by weather-related events;
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 24, 2021, as supplemented by the disclosures in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of energy infrastructure assets that continue to serve key growth markets and supply basins in the United States.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Leidy South
In July 2020, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and in September and October of 2021, we placed approximately 382 Mdth/d of additional capacity into service. We plan to place the remainder of the project into service by year-end 2021. The project is expected to increase capacity by 582 Mdth/d.
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

Management’s Discussion and Analysis (Continued)	Table of Contents

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change*	% Change*	2021	2020	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,506	$1,479	+27	+2%	$4,418	$4,399	+19	—%
Service revenues – commodity consideration	64	40	+24	+60%	164	93	+71	+76%
Product sales	1,296	418	+878	NM	3,229	1,139	+2,090	+183%
Net gain (loss) on commodity derivatives	(391)	(4)	-387	NM	(441)	(4)	-437	NM
Total revenues	2,475	1,933			7,370	5,627
Costs and expenses:
Product costs	1,043	380	-663	-174%	2,672	1,047	-1,625	-155%
Processing commodity expenses	28	21	-7	-33%	67	49	-18	-37%
Operating and maintenance expenses	409	336	-73	-22%	1,148	993	-155	-16%
Depreciation and amortization expenses	487	426	-61	-14%	1,388	1,285	-103	-8%
Selling, general, and administrative expenses	152	114	-38	-33%	389	354	-35	-10%
Impairment of goodwill	—	—	—	—%	—	187	+187	+100%
Other (income) expense – net	1	15	+14	+93%	12	28	+16	+57%
Total costs and expenses	2,120	1,292			5,676	3,943
Operating income (loss)	355	641			1,694	1,684
Equity earnings (losses)	157	106	+51	+48%	423	236	+187	+79%
Impairment of equity-method investments	—	—	—	—%	—	(938)	+938	+100%
Other investing income (loss) – net	2	2	—	—%	6	6	—	—%
Interest expense	(292)	(292)	—	—%	(884)	(882)	-2	—%
Other income (expense) – net	4	(23)	+27	NM	4	(14)	+18	NM
Income (loss) before income taxes	226	434			1,243	92
Less: Provision (benefit) for income taxes	53	111	+58	+52%	313	24	-289	NM
Net income (loss)	173	323			930	68
Less: Net income (loss) attributable to noncontrolling interests	8	14	+6	+43%	35	(27)	-62	NM
Net income (loss) attributable to The Williams Companies, Inc.	$165	$309			$895	$95

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Service revenues increased primarily due to higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher prices and volumes associated with our marketing activities, and higher prices partially offset by lower volumes related to our equity NGL sales activities. This increase also includes our recently acquired upstream operations, as well as our Sequent segment. Marketing sales for Sequent are netted with its product costs within Product sales.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments. The unfavorable change primarily reflects unrealized losses in our Sequent segment, as well as the impact from derivative contracts from certain of our other businesses.
Product costs increased primarily due to higher prices and volumes for our marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, and net realized gains and losses on commodity derivatives comprise our commodity margins. However, Product sales at our Other segment reflect sales related to our oil and gas producing properties and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations, and higher employee-related expenses, which include increased incentive compensation costs and the absence of a 2020 favorable impact of a change in an employee benefit policy.
Depreciation and amortization expenses increased primarily due to the amortization of intangible assets resulting from Sequent business combination accounting, the inclusion of our recently acquired upstream operations, as well as reduced estimated useful lives for certain facilities in our West segment expected to be decommissioned during 2021.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses, which include increased incentive compensation costs and expenses associated with the Sequent acquisition, as well as higher expenses for various corporate costs.
Equity earnings (losses) changed favorably primarily due to increases at Appalachia Midstream Investments, Laurel Mountain, and Aux Sable.
The favorable change in Other income (expense) – net below Operating income (loss) includes higher allowance for equity funds used during construction (equity AFUDC) and the absence of a 2020 write-off of a regulatory asset related to a cancelled project.
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Service revenues increased primarily due to higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021, higher revenue associated with reimbursable electricity expenses, higher processing and fractionation revenues in our Northeast G&P segment, and an increase associated

Management’s Discussion and Analysis (Continued)	Table of Contents
with Norphlet. This increase was partially offset by lower volumes driven by production declines, the impact of which is substantially offset by higher MVC revenue, and lower deferred revenue amortization, as well as the absence of a temporary volume deficiency fee from a customer in our West segment. Additional offsets include lower deferred revenue amortization and lower volumes primarily from producer operational issues, both in the Transmission & Gulf of Mexico segment.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher prices and volumes associated with our marketing activities, and the inclusion of our recently acquired upstream operations, as well as our Sequent segment. This increase also includes higher prices related to our equity NGL sales activities. Marketing sales for Sequent are netted with its product costs within Product sales.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments. The unfavorable change primarily reflects unrealized losses in our Sequent segment, as well as the impact from derivative contracts from certain of our other businesses.
Product costs increased primarily due to higher prices and volumes associated with our marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
Processing commodity expenses increased primarily due to higher prices for natural gas purchases associated with our equity NGL production activities, partially offset by lower volumes.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations and higher employee-related expenses, which include increased incentive compensation costs and the absence of a 2020 favorable impact of a change in an employee benefit policy, as well as higher reimbursable electricity expenses.
Depreciation and amortization expenses increased primarily due to the inclusion of our recently acquired upstream operations, reduced estimated useful lives for certain facilities in our West segment expected to be decommissioned during 2021, the amortization of intangible assets resulting from Sequent business combination accounting, and new assets placed in-service at Transco.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses, which include increased incentive compensation costs and expenses at Sequent and the absence of 2020 favorable impact of a change in an employee benefit policy, and were partially offset by lower expenses for various corporate costs.
Impairment of goodwill reflects the 2020 charge at the Northeast reporting unit (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).
The favorable change in Other (income) expense – net within Operating income (loss) was due to the gains on the sales of certain assets in our West segment, offset by a Transco cashout surcharge.
Equity earnings (losses) changed favorably primarily due to the absence of the 2020 impairment of goodwill at RMM, increases at Appalachia Midstream Investments, Discovery, Aux Sable and Laurel Mountain, partially offset by a decrease at OPPL.
The change in Impairment of equity-method investments reflects the absence of 2020 impairments to various equity-method investments (see Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis (Continued)	Table of Contents
The favorable change in Other income (expense) – net below Operating income (loss) includes higher equity AFUDC and the write-off of a regulatory asset related to a 2020 cancelled project, offset by the unfavorable impact of a 2021 accrual for a loss contingency.
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
Transmission & Gulf of Mexico

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Service revenues	$836	$807	$2,493	$2,431
Service revenues – commodity consideration	13	6	34	14
Product sales	88	46	222	134
Segment revenues	937	859	2,749	2,579

Product costs	(89)	(47)	(223)	(136)
Processing commodity expenses	(4)	(1)	(10)	(4)
Other segment costs and expenses	(259)	(233)	(718)	(670)
Proportional Modified EBITDA of equity-method investments	45	38	138	124
Transmission & Gulf of Mexico Modified EBITDA	$630	$616	$1,936	$1,893

Commodity margins	$8	$4	$23	$8
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Service revenues and Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $43 million increase in Transco’s natural gas transportation revenues primarily associated with expansion projects placed in service in 2020 and 2021, higher reimbursable electric power costs and a cash out surcharge, which are offset by similar changes in electricity and cash out charges, reflected in Other segment costs and expenses; partially offset by
•A $20 million decrease in the Eastern Gulf Coast region primarily due to lower volumes associated with temporary shut-ins due to ongoing producer operational issues and weather-related events and lower deferred revenue recognition.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other segment costs and expenses increased primarily due to higher incentive and benefit employee-related costs, higher operating costs, including higher reimbursable electric power costs, and a cash out surcharge, which are offset by similar changes in electricity and cash out reimbursements, reflected in Service revenues. These increases are partially offset by a favorable change in allowance for equity funds used during construction.
Proportional Modified EBITDA of equity-method investments increased at Discovery driven by higher volumes due to the absence of prior year scheduled maintenance and NGL sales prices.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Service revenues, Commodity margins and Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $78 million increase in Transco’s natural gas transportation revenues primarily associated with expansion projects placed in service in 2020 and 2021, higher reimbursable electric power costs and a cash out surcharge, which are offset by similar changes in electricity and cash out charges, reflected in Other segment costs and expenses; partially offset by one less billing day;
•A $13 million increase in the Western Gulf Coast region primarily driven by higher volumes due to the absence of temporary shut-ins in 2020 related to scheduled maintenance; partially offset by
•A decrease in the Eastern Gulf Coast region operations primarily due to:
◦A $23 million decrease due to lower volumes primarily from certain operations due to ongoing producer operational issues, partially offset by the absence of temporary shut-ins related to pricing in 2020;
◦A $19 million decrease at Gulfstar One for the Tubular Bells field primarily due to lower deferred revenue amortization; partially offset by
◦A $17 million increase associated with the Norphlet pipeline.
Commodity margins associated with our equity NGLs increased $14 million primarily driven by favorable NGL sales prices.
Other segment costs and expenses increased primarily due to higher incentive and benefit employee-related costs, higher operating costs, including higher reimbursable electric power costs, and a cash out surcharge, which are offset by similar changes in electricity and cash out reimbursements, reflected in Service revenues, and higher operating taxes.
Proportional Modified EBITDA of equity-method investments increased at Discovery driven by higher NGL sales prices and higher volumes due to the absence of prior year scheduled maintenance.

Management’s Discussion and Analysis (Continued)	Table of Contents
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Service revenues	$399	$379	$1,130	$1,091
Service revenues – commodity consideration	(1)	2	4	5
Product sales	19	12	75	42
Segment revenues	417	393	1,209	1,138

Product costs	(19)	(12)	(77)	(41)
Processing commodity expenses	(1)	(1)	(1)	(3)
Other segment costs and expenses	(130)	(114)	(368)	(335)
Proportional Modified EBITDA of equity-method investments	175	121	490	367
Northeast G&P Modified EBITDA	$442	$387	$1,253	$1,126

Commodity margins	$(2)	$1	$1	$3
Three months ended September 30, 2021 vs. three months ended September 30, 2020
Northeast G&P Modified EBITDA increased primarily due to increased Proportional Modified EBITDA of equity-method investments and higher Service revenues, partially offset by increased Other segment costs and expenses.
Service revenues increased primarily due to:
•A $10 million increase in revenues at the Northeast JV primarily related to higher processing and fractionation volumes;
•A $6 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity charges, and higher incentive and benefit employee-related costs.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher volumes. There was also an increase at Laurel Mountain due to higher commodity-based gathering rates as well as the absence of our $11 million share of an impairment of certain assets in the third quarter of 2020 that were subsequently sold. Additionally, there was an increase at Blue Racer/Caiman II due to the favorable impact of increased ownership, and an increase at Aux Sable.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
Northeast G&P Modified EBITDA increased primarily due to increased Proportional Modified EBITDA of equity-method investments and higher Service revenues, partially offset by increased Other segment costs and expenses.
Service revenues increased primarily due to:
•A $19 million increase in revenues at the Northeast JV primarily related to higher processing and fractionation volumes, partially offset by lower gathering volumes;

Management’s Discussion and Analysis (Continued)	Table of Contents
•A $17 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses; partially offset by
•A $6 million decrease in revenues at Susquehanna Supply Hub primarily related to lower gathering volumes, partially offset by higher gathering rates.
Other segment costs and expenses increased primarily due to higher maintenance and operating expenses, including higher electricity charges, as well as higher incentive and benefit employee-related costs.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher volumes. Additionally, there was an increase at Blue Racer/Caiman II primarily due to the favorable impact of increased ownership, partially offset by the absence of a gain on early debt retirement at Blue Racer in the second quarter of 2020. There was also an increase at Laurel Mountain due to higher commodity-based gathering rates as well as the absence of our $11 million share of an impairment of certain assets in the third quarter of 2020 that were subsequently sold, and an increase at Aux Sable.
Total Northeast G&P gathering volumes, including our operated equity-method investments, increased 8 percent over the prior year.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Service revenues	$312	$311	$887	$938
Service revenues – commodity consideration	52	32	126	74
Product sales	1,170	395	2,983	1,057
Net gain (loss) on commodity derivatives	(48)	(4)	(93)	(4)
Segment revenues	1,486	734	3,903	2,065

Product costs	(1,108)	(377)	(2,748)	(1,026)
Processing commodity expenses	(24)	(18)	(57)	(41)
Other segment costs and expenses	(105)	(122)	(350)	(365)
Proportional Modified EBITDA of equity-method investments	27	30	74	82
West Modified EBITDA	$276	$247	$822	$715

Commodity margins	$63	$30	$235	$62
Net unrealized gain (loss) from derivative instruments	(17)	(2)	(20)	(2)
Three months ended September 30, 2021 vs. three months ended September 30, 2020
West Modified EBITDA increased primarily due to higher Commodity margins and lower Other segment costs and expenses, partially offset by an unfavorable change in Net unrealized gain (loss) from derivative instruments.
Service revenues increased primarily due to:
•A $16 million increase related to higher MVC revenue primarily in the Eagle Ford Shale region;
•An $11 million increase primarily due to higher gathering rates in the Barnett Shale region and higher processing rates in the Piceance region, both driven by favorable commodity pricing, were partially offset by lower gathering rates in the Haynesville Shale region due to a customer contract change; partially offset by

Management’s Discussion and Analysis (Continued)	Table of Contents
•A $15 million decrease associated with lower volumes, primarily in the Eagle Ford Shale region which impact is substantially offset by the recognition of higher MVC revenue (see above);
•An $11 million decrease due to the absence of a temporary volume deficiency fee from a customer in 2020.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, and net realized gains and losses on commodity derivatives comprise our Commodity margins. We further segregate our commodity margins into product margins associated with our equity NGLs and marketing margins. The change in product margins from our equity NGLs was zero, primarily due to favorable net realized commodity price changes, offset by lower sales volumes. Marketing margins increased $30 million, primarily due to higher net realized NGL and natural gas prices. The higher net realized prices were partially offset by an unfavorable change in net unrealized losses from derivatives associated with our marketing activities.
Other segment costs and expenses changed favorably primarily due to a gain on an asset sale in 2021.
Nine months ended September 30, 2021 vs. nine months ended September 30, 2020
West Modified EBITDA increased primarily due to higher Commodity margins, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•A $64 million decrease associated with lower volumes, primarily due to production declines in the Eagle Ford Shale region which impact is substantially offset by the recognition of higher MVC revenue (see below). Additionally, lower volumes in the Haynesville Shale region were impacted by production declines;
•A $23 million decrease related to lower deferred revenue amortization primarily in the Barnett Shale region;
•A $20 million decrease due to the absence of a temporary volume deficiency fee from a customer in 2020;
•A $9 million decrease associated with lower gathering rates, primarily in the Haynesville Shale region due to a customer contract change, partially offset by an increase in gathering rates in the Barnett Shale region associated with favorable commodity pricing and escalated rates in the Eagle Ford Shale region; partially offset by
•A $52 million increase associated with higher MVC revenue, primarily in the Eagle Ford Shale region;
•A $14 million increase in revenues associated primarily with reimbursable compressor power and fuel purchases due to higher prices related to the impact of severe winter weather, which are offset by similar changes in Other segment costs and expenses.
Product margins from our equity NGLs increased by $10 million, primarily due to favorable net realized commodity price changes, partially offset by lower sales volumes. Marketing margins increased by $155 million primarily due to favorable changes in net realized natural gas and NGL prices, including the impact of severe winter weather in the first quarter of 2021. The higher net realized prices were partially offset by an unfavorable change in net unrealized losses from derivatives associated with our marketing activities.
Other segment costs and expenses decreased primarily due to gains on asset sales in 2021 and lower leased compressor expenses, partially offset by higher reimbursable compressor power and fuel purchases which are offset in Service revenues, and higher incentive and benefit employee-related expenses.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL, partially offset by higher volumes and commodity prices at Brazos Permian II.

Management’s Discussion and Analysis (Continued)	Table of Contents
Sequent

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Product sales	$54	$—	$54	$—
Net gain (loss) on commodity derivatives	(322)	—	(322)	—
Segment revenues	(268)	—	(268)	—

Other segment costs and expenses	(13)	—	(13)	—
Sequent Modified EBITDA	$(281)	$—	$(281)	$—

Commodity margins	$9	$—	$9	$—
Net unrealized gain (loss) from derivative instruments	(277)	—	(277)	—
Three and nine months ended September 30, 2021 vs. three and nine months ended September 30, 2020
Commodity margins were primarily due to storage withdrawals driven by strong pricing.
The net unrealized loss on commodity derivatives relates to derivative contracts within the Sequent segment that are not designated as hedges for accounting purposes. Sequent can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not accounted for on a fair value basis.
Other segment costs and expenses primarily include employee-related costs.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Millions)
Other Modified EBITDA	$38	$(7)	$91	$8
Three and nine months ended September 30, 2021 vs. three and nine months ended September 30, 2020
Other Modified EBITDA increased primarily due to our recently acquired upstream operations, including the favorable commodity price impact of severe winter weather in the first quarter of 2021. See Note 14 – Segment Disclosures of Notes to Consolidated Financial Statements. The year-to-date comparative period also includes the impact of a $10 million accrual for a loss contingency in 2021 and the absence of a third-quarter 2020 charge of $8 million for the write-off of a regulatory asset associated with a cancelled project.

Management’s Discussion and Analysis (Continued)	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
As previously discussed in Company Outlook, our growth capital and investment expenditures in 2021 are currently expected to be in a range from $1.0 billion to $1.2 billion. Growth capital spending in 2021 includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, midstream opportunities in the Haynesville area in the West segment, and the recent acquisitions of certain upstream operations and Sequent. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all of our planned 2021 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock as previously discussed in Recent Developments.
In the first half of 2021, we acquired various oil and gas properties in the Wamsutter field in Wyoming, funding the $165 million paid with cash on hand (see Note 14 – Segment Disclosures of Notes to Consolidated Financial Statements). In July 2021, we acquired Sequent, funding the $134 million paid with cash on hand (see Note 3 – Acquisitions of Notes to Consolidated Financial Statements).
During the first quarter of 2021, we issued $900 million of new long-term debt to fund the third quarter 2021 repayment of $500 million of 4.0 percent senior unsecured notes that were scheduled to mature in November 2021 as well as $371 million of 7.875 percent senior unsecured notes that were due September 2021, and for general corporate purposes. In October 2021, we issued an additional $1.25 billion of new long-term debt to fund the repayment of debt maturing in 2022 and for general corporate purposes. As of September 30, 2021, we have approximately $2.0 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.

Management’s Discussion and Analysis (Continued)	Table of Contents
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

Uses:
Working capital requirements
Capital and investment expenditures
Product costs
Other operating costs including human capital expenses
Quarterly dividends to our shareholders
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
Share repurchase program
As of September 30, 2021, we have approximately $20.3 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of September 30, 2021, we had a working capital deficit of $2.055 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	September 30, 2021
(Millions)
Cash and cash equivalents	$214
Capacity available under our $4.5 billion credit facility, less amounts outstanding under our $4 billion commercial paper program (1)	4,500
$4,714

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of September 30, 2021. Through September 30, there was no amount outstanding under our commercial paper program and credit facility during 2021. At September 30, 2021, we were in compliance with the financial covenants associated with our credit facility. Effective October 8, 2021, we entered into a new credit agreement whereby we have $3.75 billion available under our credit facility and we reduced the size of our commercial paper program to $3.5 billion. As of October 28, 2021, we have $3.75 billion available under our new credit facility.

Management’s Discussion and Analysis (Continued)	Table of Contents
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 2.5 percent from the $0.40 per share paid in each quarter of 2020, to $0.41 per share paid in March, June, and September 2021.
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
In June 2021, Moody’s upgraded our credit rating from Baa3 to Baa2.
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

Management’s Discussion and Analysis (Continued)	Table of Contents
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2021	2020
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$2,806	$2,382
Proceeds from long-term debt (see Note 9)	Financing	898	2,198
Proceeds from credit-facility borrowings	Financing	—	1,700
Proceeds from commercial paper – net	Financing	—	40

Uses of cash and cash equivalents:
Common dividends paid	Financing	(1,494)	(1,456)
Capital expenditures	Investing	(957)	(938)
Payments of long-term debt	Financing	(887)	(2,136)
Payments on credit-facility borrowings	Financing	—	(1,700)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(126)	—
Dividends and distributions paid to noncontrolling interests	Financing	(135)	(147)
Purchases of and contributions to equity-method investments	Investing	(79)	(150)

Other sources / (uses) – net	Financing and Investing	46	(12)
Increase (decrease) in cash and cash equivalents		$72	$(219)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Impairment of goodwill, Impairment of equity-method investments, and Net unrealized (gain) loss from derivative instruments. Our Net cash provided (used) by operating activities for the nine months ended September 30, 2021, increased from the same period in 2020 primarily due to higher operating income (excluding noncash items as previously discussed) and favorable changes in net operating working capital in 2021, partially offset by unfavorable changes in current and noncurrent derivative assets and liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2021.
Commodity Price Risk
We are exposed to commodity price risk primarily through Sequent. Sequent routinely utilizes various types of derivative instruments to economically hedge certain commodity price risks inherent in the natural gas marketing industry. These instruments include a variety of exchange-traded and OTC energy contracts such as forward contracts, futures contracts, and basis swaps, as well as physical transactions that qualify as derivatives. These economic hedging activities are not designated and do not qualify for hedge accounting treatment.
The maturities of Sequent’s derivative contracts at September 30, 2021 were as follows:

Fair Value Measurements Using (1)	Total Fair Value	Maturity
		2021	2022 - 2023	2024 - 2025+
	(Millions)
Level 1	$(195)	$(51)	$(160)	$16
Level 2	(373)	(18)	(195)	(160)
Level 3	(2)	(3)	(14)	15
Fair value of contracts outstanding at end of period (2)	$(570)	$(72)	$(369)	$(129)
_______________
(1)See Note 11 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements for discussion of valuation techniques by level.
(2)Excludes cash collateral of $247 million.
Sequent Value at Risk (VaR)
VaR is the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability. Sequent’s VaR may not be comparable to that of other companies due to differences in the factors used to calculate VaR. Sequent’s VaR is determined on a 95 percent confidence interval and a one-day holding period, which means that 95 percent of the time, the risk of loss in a day from a portfolio of positions is expected to be less than or equal to the amount of VaR calculated. The open exposure of Sequent is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management. Because Sequent generally manages physical gas assets and economically protects its positions by hedging in the futures markets, Sequent’s open exposure is generally mitigated. Sequent employs daily risk testing, using both VaR and stress testing, to evaluate the risk of its positions.
Sequent actively monitors open commodity positions and the resulting VaR and maintains a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk.
Sequent had the following VaRs for the period shown:

Three Months Ended September 30, 2021
(Millions)
Average	$2.6
High	$4.4
Low	$1.6

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
As disclosed in Note 3 – Acquisitions of Notes to Consolidated Financial Statements, we acquired Sequent on July 1, 2021, and its total revenues constituted approximately (10.8) percent of total revenues as shown on our consolidated financial statements for the three months ended September 30, 2021 (Sequent’s total revenues, excluding net gain (loss) on commodity derivatives, constituted approximately 1.9 percent of total revenues, excluding net gain (loss) on commodity derivatives during that period). Sequent’s total assets constituted approximately 3.0 percent of total assets as shown on our consolidated financial statements as of September 30, 2021. We excluded Sequent’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
On July 1, 2021, we implemented a new enterprise resource planning (ERP) system on a company-wide basis. We will continue to evaluate and test control changes in order to provide certification on the effectiveness, in all material respects, of our internal controls over financial reporting for the year ending December 31, 2021. Also, as noted above, we acquired Sequent on July 1, 2021. We are currently integrating Sequent into our operations and internal control processes. The scope of our assessment of our internal control over financial reporting as of December 31, 2021, will exclude Sequent’s internal control over financial reporting.
Other than as set forth above, there have been no changes during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.

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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 13 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 10 – Stockholders’ Equity and Note 13 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except that they are supplemented or modified by the following risk factor.
Hedging Activities
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

In addition, our recently acquired Sequent segment utilizes derivative instruments, which may not qualify or be designated as hedges for accounting purposes. The difference in accounting treatment for the underlying position and the financial instrument used to hedge the value of the contract can cause volatility in our reported net income while the positions are open due to mark-to-market accounting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On September 3, 2021, our Board of Directors authorized a new share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program through September 30, 2021.

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
By-Laws of The Williams Companies, Inc., as last amended effective July 28, 2021 (filed on August 2, 2021 as Exhibit 3.4 to The Williams Companies, Inc.’s quarterly report on Form 10‑Q (File No. 00104174) and incorporated herein by reference).

3.5	—
Certificate of Designations of Series C Participating Preferred Stock of The Williams Companies, Inc. (filed on March 20, 2020 as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8‑K (File No. 001-04174) and incorporated herein by reference).

4.1	—
Fifth Supplemental Indenture, dated as of October 8, 2021 between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee (filed on October 8, 2021 as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.1	—
Credit Agreement dated as of October 8, 2021, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as borrowers, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (filed on October 8, 2021 as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.2§*	—	Form of Amended 2019 Time-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.
10.3§*	—	Form of Amended 2019 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.
10.4§*	—	Form of Amended 2019 Executive Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.
10.5§*	—	Form of Amended 2020 Time-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.
10.6§*	—	Form of Amended 2020 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.

Exhibit No.		Description

10.7§*	—	Form of Amended 2021 Time-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.
10.8§*	—	Form of Amended 2021 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers.
10.9§*	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective October 26, 2021.
31.1*	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ John D. Porter
John D. Porter
Vice President, Controller, and Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
November 1, 2021