Form 10-K
period 2021-12-31
WILLIAMS COMPANIES, INC.
filed 2022-02-28
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $31,296,220,520.
The number of shares outstanding of the registrant’s common stock outstanding at February 18, 2022 was 1,215,592,791.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 26, 2022, are incorporated into Part III, as specifically set forth in Part III.

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
BRMH: Blue Racer Midstream Holdings, LLC (previously named Caiman Energy II, LLC) a former equity-method investment, which is a consolidated entity following our acquisition of a controlling interest in November 2020 and the remaining interest in September 2021, whose primary asset is a 50 percent interest in Blue Racer accounted for as an equity-method investment
Cardinal: Cardinal Gas Services, L.L.C.
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
UEOM: Utica East Ohio Midstream LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of December 31, 2021, we account for as equity-method investments, including principally the following:
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
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins: NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation
Sequent Acquisition: The July 1, 2021, acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp.
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
GENERAL
We are an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. We have operations in 14 supply areas that provide natural gas gathering, processing, and transmission services, NGLs fractionation, transportation, and storage services, and marketing services to more than 600 customers. We own an interest in and operate over 30,000 miles of pipelines, 29 processing facilities, 7 fractionation facilities, and approximately 23 million barrels of NGL storage capacity, and deliver natural gas that is used every day for clean-power generation, heating, and industrial use.

Infrastructure serving natural gas demand

NATURAL GAS GATHERING

- ✓ Gather natural gas from producers' wells and move volumes to processing
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Gas gathering capacity is 22.2 Bcf/d

NATURAL GAS PROCESSING

- ✓ Process volumes to separate natural gas from NGLs
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Processing capacity is 7.4 Bcf/d

NATURAL GAS TRANSMISSION

- ✓ Move post-processed natural gas to growing demand centers
- ✓ Transco is the nation's largest natural gas transmission pipeline
- ✓ Transmission & Gulf of Mexico segment
- ✓ Total capacity is 23.7 MMdth/d

NGL SERVICES

- ✓ NGLs transported to fractionators to split out individual products: ethane, propane, butanes, and natural gasoline
- ✓ Purity products moved to end-users via pipeline, truck, or rail
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ ~23 MMBbls of NGL storage capacity

GAS & NGL MARKETING SERVICES

- ✓ Market gas & NGLs to wide range of end-users primarily through transportation and storage agreements
- ✓ Complementary to core pipeline transportation and storage business
- ✓ Gas & NGL Marketing Services Segment
- ✓ Gas marketing footprint of over 8 Bcf/d
- ✓ NGL marketing sales volumes of 400 MMBbls

Source: Figures represent 100% capacity for operated assets, including those in which Williams has a share of ownership as of December 31, 2021.

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

Service Assets, Customers, and Contracts
Key variables for our businesses will continue to be:
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
Interstate Natural Gas Pipeline Assets
Our interstate natural gas pipelines, which are presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce are subject to regulation. The rates are established primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariffs and FERC policy.
Our interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Our interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. These contracts have various expiration dates and account for the major portion of our regulated businesses. Additionally, we offer storage services and interruptible transportation services under shorter-term agreements. Transco’s and Northwest Pipeline’s three largest customers in 2021 accounted for approximately 26 percent and 52 percent, respectively, of their total operating revenues.
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
Our gas processing services generate revenues primarily from the following types of contracts:
•Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. A portion of our fee-based processing revenue includes a share of the margins on the NGLs produced. For the year ended December 31, 2021, approximately 90 percent of our NGL production volumes were under fee-based contracts.
•Noncash commodity-based: We also process gas under two types of commodity-based contracts, keep-whole and percent-of-liquids, where we receive consideration for our services in the form of NGLs. For a keep-whole arrangement we replace the Btu content of the retained NGLs with natural gas purchases, also known as shrink replacement gas. For a percent-of-liquids arrangement, we deliver an agreed-upon percentage of the extracted NGLs and retain the remainder. Retained NGLs are referred to as our equity NGL production. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants. For the year ended December 31, 2021, approximately 10 percent of our NGL production volumes were under noncash commodity-based contracts.
Generally, our gathering and processing agreements are long-term agreements, with terms ranging from month-to-month to the life of the producing lease. Certain contracts include cost of service mechanisms that are designed to support a return on invested capital and allow our gathering rates to be adjusted, subject to specified caps in certain cases, to account for variability in volume, capital expenditures, commodity price fluctuations, compression, and other expenses. We also have certain gas gathering and processing agreements with MVC, whereby the customer is obligated to pay a contractually determined fee based on any shortfall between the actual gathered and processed volumes and the MVC for a stated period.
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
During 2021, our facilities gathered and processed gas and crude oil for approximately 220 customers. Our top ten customers accounted for approximately 75 percent of our gathering and processing fee revenues and NGL margins from our noncash commodity-based agreements. We believe counterparty credit concerns in our gathering and processing businesses are significantly mitigated by the physical nature of our services, where we gather at the wellhead and are therefore critical to a producer’s ability to move product to market.
Gas and NGL Marketing
Prior to the organizational realignment described under the heading “Business Segments,” certain of our commodity marketing activities were presented within our West reporting segment, while those acquired in 2021 as part of our Sequent Acquisition, which includes the operations of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. acquired on July 1, 2021 (Sequent Acquisition), were reported within the Sequent segment. Beginning in January 2022, our NGL and natural gas marketing services are now presented primarily within our Gas & NGL Marketing Services segment. We market natural gas and NGL products to a wide range of users in the energy and petrochemical industries. In 2021, our three largest natural gas marketing customers accounted for approximately 13 percent of our gross natural gas marketing sales, and our three largest NGL marketing customers accounted for approximately 46 percent of our NGL marketing sales.
Our gas marketing business markets natural gas from the production at our upstream properties and provides asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets. Our pipeline agreements connect with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets. The southeastern market served by our Gas & NGL Marketing Services segment is the fastest growing natural gas demand region in the United States and expands our natural gas marketing activities, as well as optimizes our pipeline and storage capabilities with expansions into new markets.
We purchase natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future, resulting in positive net product sales. Commodity-based exchange-traded futures contracts and over-the-counter (OTC) contracts are used to sell natural gas at that future price to substantially protect the natural gas revenues that will ultimately be realized when the stored natural gas is sold. Additionally, we enter into transactions to secure transportation capacity between delivery points in order to serve our customers and various markets. Commodity-based exchange-traded futures contracts and OTC contracts are used to capture the price differential or spread between the locations served by the capacity in order to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between receipt and delivery points occurs.
Monthly demand charges incurred for the contracted storage and transportation capacity and payments associated with asset management agreements are substantially indirectly reimbursed by our customers. As we are acting as an agent, our natural gas marketing revenues are presented net of the related costs of those activities. In addition, all of our Sequent’s derivative activities qualify as held for trading purposes, which requires net presentation in the Consolidated Statement of Income. Prior to the integration in 2022 of our historical gas marketing business with the acquired Sequent gas marketing business, natural gas marketing revenues and costs for our historical business were reported on a gross basis. Following the integration in 2022, the entire natural gas marketing portfolio is considered held for trading purposes, and the related revenues are therefore presented net of the related costs of those activities in 2022.
Our NGL marketing business transports and markets our equity NGLs from the production at our processing plants, NGLs from the production at our upstream properties, and also NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, as well as the NGL volumes owned by RMM and Discovery. The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale.
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. We enter into commodity-related derivatives to hedge exposures to natural gas and NGLs and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.

We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not recognized until the underlying transportation and storage transaction occurs.
Crude Oil Transportation and Production Handling Assets
Our crude oil transportation operations, which are presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” earn revenues primarily from a combination of fixed-monthly fees, contractual fixed or variable fees applied to production volumes, and contributions in aid of construction (CIAC) arrangements. Generally, fixed-monthly fees associated with production handling and export revenues are recognized on a units-of-production basis utilizing either contractually determined maximum daily quantities or expected remaining production. CIAC arrangements are recognized based on a units of production basis, utilizing expected remaining production. Our crude oil transportation business is supported mostly by major oil producers with long-cycle perspectives.
BUSINESS SEGMENTS
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented in Part I of this Annual Report within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. Effective January 1, 2022, following an organizational realignment, our NGL and natural gas marketing services, previously reported within the West and former Sequent segments, are now all managed within the Gas & NGL Marketing Services segment.
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
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, and a 20 percent equity-method investment in Targa Train 7.
•Gas & NGL Marketing Services includes our NGL and natural gas marketing services previously reported within the West segment prior to January 1, 2022, as well as the operations acquired on July 1, 2021 through our Sequent Acquisition.

•Other includes our upstream operations and minor business activities that are not reportable segments, as well as corporate operations.
Detailed discussion of each of our reportable segments follows. For a discussion of our ongoing expansion projects, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which along with Item 8. Financial Statements and Supplementary Data, continues to present our segments as they were historically defined before the organizational realignment on January 1, 2022.
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
At December 31, 2021, Transco’s system had a system-wide delivery capacity totaling approximately 18.6 MMdth/d. During 2021, Transco completed two fully-contracted expansions, which added more than 0.5 MMdth/d interim firm transportation capacity to the pipeline. In addition, we added more than 0.1 MMdth/d of interim firm transportation capacity to our pipeline which will continue until the Regional Energy Access expansion project is placed in service, please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Company Outlook.” Transco’s system includes 59 compressor stations, four underground storage fields, and one LNG storage facility. Compression facilities at sea level-rated capacity total approximately 2.4 million horsepower.
Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 194 MMdth of natural gas. At December 31, 2021, Transco’s customers had stored in its facilities approximately 140 MMdth of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
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
At December 31, 2021, Northwest Pipeline’s system had long-term firm transportation and storage redelivery agreements with aggregate capacity reservations of approximately 3.8 MMdth/d. Northwest Pipeline’s system includes 42 transmission compressor stations having a combined sea level-rated capacity of approximately 473,000 horsepower.

Northwest Pipeline owns a one-third undivided interest in the Jackson Prairie underground storage facility in Washington and contracts with a third party for natural gas storage services in an underground storage reservoir in the Clay Basin field in Utah. Northwest Pipeline also owns and operates a LNG storage facility in Washington. These storage facilities have an aggregate working natural gas storage capacity of 14.2 MMdth, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable Northwest Pipeline to balance daily receipts and deliveries and provide storage services to customers.
Gas Transportation, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Offshore Natural Gas Pipelines
			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins

Consolidated:
Canyon Chief, including Blind Faith and Gulfstar extensions	Deepwater Gulf of Mexico	156	0.5	100%	Eastern Gulf of Mexico
Norphlet	Deepwater Gulf of Mexico	58	0.3	100%	Eastern Gulf of Mexico
Other Eastern Gulf	Offshore shelf and other	46	0.2	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Other Western Gulf	Offshore shelf and other	65	0.3	100%	Western Gulf of Mexico
Non-consolidated: (1)
Discovery	Central Gulf of Mexico	594	0.6	60%	Central Gulf of Mexico

	Natural Gas Processing Facilities
			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	35	100%	Eastern Gulf of Mexico
Non-consolidated: (1)
Discovery	Larose, LA	0.6	32	60%	Central Gulf of Mexico
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

The following tables summarize the significant crude oil transportation pipelines and production handling platforms of this segment:

	Crude Oil Pipelines

	Pipeline	Capacity	Ownership
	Miles	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Mountaineer, including Blind Faith and Gulfstar extensions	155	150	100%	Eastern Gulf of Mexico
BANJO	57	90	100%	Western Gulf of Mexico
Alpine	96	85	100%	Western Gulf of Mexico
Perdido Norte	74	150	100%	Western Gulf of Mexico

	Production Handling Platforms

		Crude/NGL
	Gas Inlet	Handling
	Capacity	Capacity	Ownership
	(MMcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Devils Tower	110	60	100%	Eastern Gulf of Mexico
Gulfstar I FPS (1)	172	80	51%	Eastern Gulf of Mexico

Non-consolidated: (2)
Discovery	75	10	60%	Central Gulf of Mexico
__________
(1)Statistics reflect 100 percent of the assets from our 51 percent interest in Gulfstar One.
(2)Includes 100 percent of the statistics associated with operated equity-method investments.

Transmission & Gulf of Mexico Operating Statistics

	2021	2020	2019
	(Annual Average Amounts)
Consolidated:
Interstate natural gas pipeline throughput (Tbtu/d)	16.2	15.1	15.3
Gathering volumes (Bcf/d)	0.28	0.25	0.25
Plant inlet natural gas volumes (Bcf/d)	0.45	0.48	0.54
NGL production (Mbbls/d)	29	29	32
NGL equity sales (Mbbls/d)	6	5	7
Crude oil transportation (Mbbls/d)	134	121	136

Non-consolidated: (1)
Interstate natural gas pipeline throughput (Tbtu/d)	1.2	1.2	1.2
Gathering volumes (Bcf/d)	0.35	0.30	0.36
Plant inlet natural gas volumes (Bcf/d)	0.35	0.30	0.36
NGL production (Mbbls/d)	27	21	25
NGL equity sales (Mbbls/d)	8	6	6
_____________
(1)Includes 100 percent of the volumes associated with operated equity-method investments.

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

The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets
			Inlet
		Pipeline	Capacity	Ownership
	Location	Miles	(Bcf/d)	Interest	Supply Basins
Consolidated:
Ohio Valley Midstream (1)	Ohio, West Virginia, & Pennsylvania	216	0.8	65%	Appalachian
Utica East Ohio Midstream (1) (2)	Ohio	53	0.5	65%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	476	4.3	100%	Appalachian
Cardinal (1)	Ohio	383	0.8	66%	Appalachian
Flint	Ohio	99	0.5	100%	Appalachian

Non-consolidated: (3)
Bradford Supply Hub	Pennsylvania	750	4.0	66%	Appalachian
Marcellus South	Pennsylvania & West Virginia	290	1.3	68%	Appalachian
Laurel Mountain	Pennsylvania	1,145	0.9	69%	Appalachian

	Natural Gas Processing Facilities
			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins
Consolidated: (1)
Fort Beeler	Marshall Co., WV	0.5	62	65%	Appalachian
Oak Grove	Marshall Co., WV	0.6	75	65%	Appalachian
Kensington	Columbiana Co., OH	0.6	68	65%	Appalachian
Leesville	Carroll Co., OH	0.2	18	65%	Appalachian
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

Other NGL Operations
We own and operate a 43 Mbbls/d NGL fractionation facility at Moundsville, West Virginia, de-ethanization and condensate facilities at our Oak Grove processing plant, a condensate stabilization facility near our Moundsville fractionator, an ethane pipeline, and an NGL pipeline. Our Oak Grove de-ethanizer is capable of handling up to approximately 80 Mbbls/d of mixed NGLs to extract up to approximately 40 Mbbls/d of ethane. Our condensate stabilizers are capable of handling approximately 17 Mbbls/d of field condensate. We also own and operate 44 Mbbls/d of condensate stabilization capacity, a 135 Mbbls/d NGL fractionation facility, approximately 970,000 barrels of NGL storage capacity, and other ancillary assets, including loading and terminal facilities in Ohio.
NGLs are extracted from the natural gas stream in our Oak Grove and Fort Beeler cryogenic processing plants. Ethane produced at our de-ethanizer is transported to markets via our 50-mile ethane pipeline from Oak Grove to Houston, Pennsylvania. The remaining mixed NGL stream from the de-ethanizer is then transported via our 50-mile NGL pipeline and fractionated at either our Moundsville or Harrison County, Ohio, fractionation facility. The resulting products are then transported on truck or rail. Ohio Valley Midstream provides residue natural gas take away options for our customers with interconnections to three interstate transmission pipelines.
Northeast G&P Operating Statistics

	2021	2020	2019
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d)	4.24	4.31	4.24
Plant inlet natural gas volumes (Bcf/d)	1.57	1.32	1.04
NGL production (Mbbls/d) (1)	115	103	76
NGL equity sales (Mbbls/d)	1	2	3

Non-consolidated: (2)
Gathering volumes (Bcf/d)	5.52	4.78	4.29
__________
(1)    2020 amount has been updated to reflect revised NGL production.
(2)    Includes 100 percent of the volumes associated with operated equity-method investments, including the Laurel Mountain Midstream partnership; and the Bradford Supply Hub and the Marcellus South Supply Hub within Appalachia Midstream Investments.
Acquisition of UEOM and formation of Northeast JV
As of December 31, 2018, we owned a 62 percent interest in UEOM which we accounted for as an equity-method investment. On March 18, 2019, we signed and closed the acquisition of the remaining 38 percent interest in UEOM. As a result of acquiring this additional interest, we obtained control of and consolidated UEOM. (See Note 3 – Acquisitions of Notes to Consolidated Financial Statements).
In June 2019, we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business.
Certain Equity-Method Investments
Appalachia Midstream Investments
Through our Appalachia Midstream Investments, we operate 100 percent of and own an approximate average 66 percent interest in the Bradford Supply Hub gathering system and own an approximate average 68 percent interest in the Marcellus South gathering system, together which consist of approximately 1,040 miles of gathering pipeline in the Marcellus Shale region with the capacity to gather 5,330 MMcf/d of natural gas. The majority of our volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania, and the northwestern panhandle of West Virginia in core areas of the Marcellus Shale. We operate the assets under long-term, 100 percent fixed-fee gathering agreements that include significant acreage dedications and, in the Bradford Supply Hub, a cost of service mechanism. Additionally, some Marcellus South agreements have MVCs.
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
Blue Racer
We own a 50 percent interest in Blue Racer which is operated by Blue Racer Midstream Holdings, LLC. Blue Racer is a joint venture to own, operate, develop, and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 723 miles of gathering pipelines, and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 800 MMcf/d and fractionation capacity of approximately 134 Mbbls/d. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and NGL and condensate pipelines connecting Natrium to Berne. Blue Racer provides gathering, processing, and marketing services primarily under percent-of-liquids and fixed-fee agreements.
West
Gas Gathering, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets

	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations

Consolidated:
Wamsutter	Wyoming	2,265	0.7	100%	Wamsutter
Southwest Wyoming	Wyoming	1,614	0.5	100%	Southwest Wyoming
Piceance	Colorado	352	1.8	100%	Piceance
Barnett Shale	Texas	840	0.5	100%	Barnett Shale
Eagle Ford Shale	Texas	1,247	0.5	100%	Eagle Ford Shale
Haynesville Shale	Louisiana	648	1.8	100%	Haynesville Shale
Permian	Texas	112	0.1	100%	Permian
Mid-Continent	Oklahoma & Texas	1,805	0.3	100%	Miss-Lime, Granite Wash, Colony Wash

Non-consolidated: (1)
Rocky Mountain Midstream	Colorado	208	0.6	50%	Denver-Julesburg

	Natural Gas Processing Facilities

			NGL
		Inlet	Production
		Capacity	Capacity	Ownership
	Location	(Bcf/d)	(Mbbls/d)	Interest	Supply Basins

Consolidated:
Echo Springs	Echo Springs, WY	0.7	58	100%	Wamsutter
Opal	Opal, WY	1.1	47	100%	Southwest Wyoming
Willow Creek	Rio Blanco Co., CO	0.5	30	100%	Piceance
Parachute	Garfield Co., CO	1.0	5	100%	Piceance

Non-consolidated: (1)
Fort Lupton	Colorado	0.3	50	50%	Denver-Julesburg
Keenesburg I	Colorado	0.2	40	50%	Denver-Julesburg
_______________
(1)Includes 100 percent of the statistics associated with operated equity-method investments.
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
West Operating Statistics

	2021	2020	2019
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d)	3.25	3.33	3.52
Plant inlet natural gas volumes (Bcf/d)	1.23	1.25	1.48
NGL production (Mbbls/d)	41	49	54
NGL equity sales (Mbbls/d)	16	22	22
Non-Consolidated: (1)
Gathering volumes (Bcf/d)	0.29	0.25	0.20
Plant inlet natural gas volumes (Bcf/d)	0.28	0.25	0.20
NGL production (Mbbls/d)	29	23	12
________________
(1)    Includes 100 percent of the volumes associated with operated equity-method investments, including RMM and Jackalope. Jackalope was sold effective second-quarter 2019.
Certain Equity-Method Investments
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

Rocky Mountain Midstream
We operate and own a 50 percent interest in RMM. RMM includes a natural gas gathering pipeline, an approximate 90-mile crude oil transportation pipeline, and natural gas processing assets in Colorado’s Denver-Julesburg basin. It also includes crude oil storage and compression assets.
Targa Train 7
We own a 20 percent interest in Targa Train 7, a Mt. Belvieu, Texas, fractionation train, which was placed into service in the first quarter of 2020.
Gas & NGL Marketing Services
On July 1, 2021, we completed the Sequent Acquisition which is part of our new Gas & NGL Marketing Services business segment. Our natural gas marketing business provides asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers and markets natural gas from the production at our upstream properties. Our NGL marketing business transports and markets our equity NGLs from the production at our processing plants, NGLs from the production at our upstream properties, and also NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers. See the Gas and NGL Marketing section of Service Assets, Customers, and Contracts in Item 1. Business for additional information related to this business segment.
Gas & NGL Marketing Services Operating Statistics

	2021	2020	2019

Sales Volumes:
Natural Gas (Bcf/d) (1)	8.09	0.62	0.42
NGLs (Mbbls/d)	400	386	398
________________
(1)    Average volumes over the period we owned the operations.
Other
Other includes our upstream operations and minor business activities that are not reportable segments, as well as corporate operations.
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
FERC Updates Certificate Policy Statement and Issues Interim Greenhouse Gas (GHG) Policy Statement
On February 18, 2022, FERC issued two policy statements providing guidance for its pending and future consideration of interstate natural gas pipeline projects. The first policy statement is an Updated Certificate Policy Statement, which FERC will apply in pending and future certificate proceedings. This policy statement provides an analytical framework for how FERC will consider whether a project is in the public convenience and necessity and explains that FERC will consider all impacts of a proposed project, including economic and environmental impacts, together. The second policy statement is an Interim GHG Policy Statement, which sets forth how FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. FERC also seeks comment on all aspects of the interim policy statement, including the approach to assessing the significance of the proposed project’s contribution to climate change. While the guidance is subject to revision based on the comments received, FERC will begin applying the framework established in this policy statement to pending cases.
Pipeline Safety
Our gas pipelines are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011 (Pipeline Safety Act), and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act (PIPES Act) of 2016 and 2020, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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
In October 2019, PHMSA published a final rulemaking imposing new or more stringent requirements for certain natural gas pipelines including, expanding certain of PHMSA’s current regulatory safety programs for natural gas lines in high-population areas (also known as moderate consequence areas (MCAs)) that do not qualify as high-consequence areas (HCAs) and requiring maximum allowable operating pressure (MAOP) validation through re-verification of all historical records for pipelines in service, which may require natural gas pipelines installed before 1970 (previously excluded from certain pressure testing obligations) to be pressure tested. PHMSA split this rule (Mega Rule), into three separate rulemaking proceedings. The first of these three rulemakings, relating to onshore gas transmission pipelines, imposes numerous requirements, including MAOP reconfirmation, material and component verification, the periodic assessment of additional pipeline mileage outside of HCAs, the reporting of exceedances of MAOP, and the consideration of seismicity as a risk factor in integrity management. The second of these three rulemakings contains new repair requirements for HCAs and non-HCAs, and requires operators to inspect pipelines within 72 hours of extreme weather events or natural disasters. Operators will have to install or enhance leak detection systems, and make modifications to their pipeline systems to accommodate inline inspection tools. The third of these three rulemakings provides PHMSA with the authority to issue emergency orders to address imminent hazards, such as unsafe conditions or faulty components used on pipes.
In accordance with the final rule, we have developed new procedures and updated our existing pipeline safety program to facilitate meeting all requirements within the time frames stated.
We are also expecting additional regulations due to the PIPES Act of 2020 that became law in December 2020. The PIPES Act of 2020 reauthorized PHMSA’s pipeline safety program through September 2023. The new legislation includes mandates for PHMSA to publish final rules for advanced leak detection for gas pipelines, additional repair criteria for gas and hazardous liquids pipelines, updated operating and maintenance standards requirements applicable to large-scale liquefied natural gas facilities, and certain coastal waters and coastal beaches to be designated as unusually sensitive areas ecological resources for purposes of determining whether a hazardous liquid pipeline is in a high consequence area.
In November 2021, in accordance with the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA issued a final rule for onshore gas gathering pipelines. All gas gathering pipelines, including previously unregulated pipelines, will be subject to PHMSA’s annual and incident reporting requirements. The rule limits the use of “incidental gathering pipelines” to 10 miles in length or less. The rule also creates a new category of regulated gas gathering pipelines that are located in rural locations and will be subject to certain reporting and safety standards. The rule adds 400,000 miles of gas gathering lines under PHMSA jurisdiction, including approximately 5,400 miles and 4,500 miles of our regulated and unregulated pipelines, respectively.
New regulations adopted by PHMSA may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.
Pipeline Integrity Regulations
We have an enterprise-wide Gas Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires gas pipeline operators to develop an integrity management program for gas transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. We estimate that the cost to be incurred in 2022 associated with this program to be approximately $129 million. Management considers costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Northwest Pipeline’s and Transco’s rates.
We have an enterprise-wide Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments expected to be completed within required time frames. In meeting the integrity regulations, we utilized government defined HCAs and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to be incurred in 2022 associated with this program will be approximately $4 million. Ongoing periodic reassessments and initial assessments of any new HCAs are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.

Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01 (Security Directive 1) on May 26, 2021, which required that owners/operators of critical pipelines to (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 12 hours; (2) appoints a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. We fully complied with the requirements of Security Directive 1 within the timeframe required. On July 19, 2021, the TSA issued Security Directive Pipeline-2021-02 (Security Directive 2), which required owners/operators of critical pipelines to implement additional cybersecurity measures to prevent disruption and degradation to their infrastructure in response to a purported ongoing threat. We have evaluated the impacts of Security Directive 2 and made significant progress towards compliance. We are coordinating with the TSA to establish action plans and timelines to remain in compliance with Security Directive 2.
See Part I, Item 1A. “Risk Factors” — “A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.”
State Gathering Regulations
Our onshore midstream gathering operations are subject to laws and regulations in the various states in which we operate. For example, the Texas Railroad Commission has the authority to regulate the terms of service for our intrastate natural gas gathering business in Texas. Although the applicable state regulations vary widely, they generally require that pipeline rates and practices be reasonable and nondiscriminatory, and may include provisions covering marketing, pricing, pollution, environment, and human health and safety. Some states, such as New York and Ohio, have specific regulations pertaining to the design, construction, and operations of gathering lines within such state.

Intrastate Liquids Pipelines in the Gulf Coast
Our intrastate liquids pipelines in the Gulf Coast are regulated by the Louisiana Department of Natural Resources, the Texas Railroad Commission, and various other state and federal agencies. These pipelines are also subject to the liquid pipeline safety and integrity regulations discussed above since both Louisiana and Texas have adopted the integrity management regulations defined in PHMSA.

OCSLA
Our offshore gas and liquids pipelines located on the outer continental shelf are subject to the Outer Continental Shelf Lands Act, which provides in part that outer continental shelf pipelines “must provide open and nondiscriminatory access to both owner and non-owner shippers.”
See Part I, Item 1A. “Risk Factors” — “The operation of our businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to our businesses or our customers,” and “The natural gas sales, transportation, and storage operations of our gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines and storage assets, including a reasonable rate of return.”
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
COMPETITION
Gathering and Processing
Competition for natural gas gathering, processing, treating, transporting, and storing natural gas as well as NGLs transportation, fractionation, and storage continues to increase as production from shales and other resource areas continues to grow. Our midstream services compete with similar facilities that are in the same proximity as our assets.
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
Regulated Interstate Natural Gas Transportation and Storage
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
In our business, we predominately compete with major intrastate and interstate natural gas pipelines. In the last few years, local distribution companies have also started entering into the long-haul transportation business through joint venture pipelines. The principle elements of competition in the interstate natural gas pipeline business are based on capacity available, rates, reliability, quality of customer service, diversity of supply, and proximity to customers and market hubs.

We face competition in a number of our key markets and we compete with other interstate and intrastate pipelines for deliveries to customers who can take deliveries at multiple points. Natural gas delivered on our system competes with alternative energy sources used to generate electricity such as hydroelectric power, coal, fuel oil, and nuclear. Future demand for natural gas within the power sector could be increased by regulations limiting or discouraging coal use or could be adversely affected by laws mandating or encouraging renewable power sources.

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
Energy Management and Marketing Services
Our Gas & NGL Marketing Services segment competes with national and regional full-service energy providers, producers and pipelines marketing affiliates or other marketing companies that aggregate commodities with transportation and storage capacity.
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

Employees
As of February 1, 2022, we had 4,783 full-time employees located throughout the United States. Of this total, approximately 21 percent are women and more than 16 percent are ethnically diverse. During 2021, our voluntary turnover rate was 6.0 percent.
We encourage you to review our 2020 Sustainability Report available on our website for more information about our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by references into this Annual Report on Form 10-K.

Workforce Safety

We continue to advance our safety-first culture by developing and empowering our employees to operate our assets in a safe, reliable, and customer-focused way. We strive to continuously improve safety and achieve better performance than the industry benchmark. When a safety hazard is recognized, every employee is empowered to stop work activities and make it right. For 2020 and 2021, safety and environmental-focused goals and related metrics comprise 10 percent of our annual incentive program for employees, providing an increased focus on activities that help us meet enterprise safety commitments.

For 2020 and 2021, these metrics include our High Potential Near Miss to Incident Ratio, emphasizing our safety focus on high potential hazard recognition and reinforcing the importance of incident prevention, and our environmental metric Loss of Primary Containment, focused on reducing greenhouse gases and considered a leading indicator to more significant process safety incidents. For 2021, both our high potential near miss to incident ratio and loss of primary containment events exceeded their respective established targets.

For 2022, in addition to the above, we added a third goal related to methane emission reductions. These three goals now comprise 15 percent of our annual incentive program for employees.

Workforce Health, Engagement, and Development

Our employees are our most valued resource, are instrumental in our mission to safely deliver products that fuel the clean energy economy, and are the driving force behind our reputation as a safe, reliable company that does the right thing, every time. Cultivating a healthy work environment increases productivity and promotes long-term value creation.
We provide a comprehensive total rewards program that includes base salary, an all-employee annual incentive program, retirement benefits, and health benefits, including wellness and employee assistance programs. We provide employees with company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents. Our annual incentive program is a key component of our commitment to a performance culture focused on recognizing and rewarding high performance.
In order to attract and retain top talent, we create and are committed to maintaining a safe, inclusive workplace where employees feel valued, heard, respected, and supported in their personal and professional development. We offer robust corporate and technical training programs to support the professional development of our employees and add long-term value to our business. Additionally, we support strong employee engagement by encouraging open dialogue regarding professional development and succession planning. Performance is measured considering both the achieved results associated with attaining annual goals and observable skills and behaviors based on our defined competencies that contribute to workplace effectiveness and career success.
Additionally, we are committed to strengthening the communities where we operate through philanthropic giving and volunteerism. We support Science, Technology, Engineering, and Math education initiatives, environmental conservation and first responder efforts, and the work of United Way agencies across the United States.
The Compensation and Management Development Committee of our Board of Directors oversees the establishment and administration of our compensation programs, including incentive compensation and equity-based plans.
In response to the ongoing impact of coronavirus, including its variants (COVID-19), we took action to safeguard the health and safety of our employees, including allowing our employees to work remotely where possible, while implementing safety guidance and best practices designed to protect the health of those entering our facilities.
Diversity & Inclusion
We are committed to creating an inclusive culture, where diverse differences are embraced and employees feel valued, welcomed, appreciated, and compelled to reach their full potential. We believe that inclusion fosters innovation, collaboration, and drives business growth and long-term success. To create a culture of inclusion, we embrace, appreciate, and fully leverage the diversity within our teams, including gender, race and ethnicity, life experiences, thoughts, perspectives, and anything that makes us different from one another. We believe that incorporating our many differences into a team of people who are working toward the same goal gives us a competitive advantage.
To create space for employees to share personal experiences and perspectives, and to appreciate and celebrate what makes people different, we offer Employee Resource Groups (ERGs). These groups are employee-led and based on similar interests and experiences, represent diverse communities and their allies, and are open to everyone. ERG members participate in community events, volunteer, lend professional and personal support to one another, and promote inclusion across the company. They also provide input to the leadership team.

We are committed to helping all employees develop and succeed. We strive for diverse representation at all levels of the organization through our talent management practices and employee development programs, including required baseline diversity and inclusion training for all leaders across the company. Diversity metrics are reported monthly to our management team to identify trends and opportunities for improvement.

Our Diversity and Inclusion Council - chaired by our chief executive officer and including members of the executive officer team, organizational and operational leaders, and individual employees - promotes policies, practices, and procedures that support the growth of a high-performing workforce where all individuals can achieve their full potential. The council serves as the governing body over enterprise diversity and inclusion initiatives, including a quarterly candid conversation meeting for all employees, 10 active ERGs, and annual awards that recognize an outstanding leader and an individual contributor who champion inclusion.

As of December 31, 2021, our Board of Directors includes 12 members, 11 of whom are independent members and approximately one-quarter of which are women. As part of the director selection and nominating process, the Governance and Sustainability Committee annually assesses the Board’s diversity in areas such as geography, gender, race and ethnicity, and age. We strive to maintain a board of directors with diverse occupational and personal backgrounds.
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
•The impact of the COVID-19 pandemic.
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
Our ability to maintain and expand our natural gas transportation and midstream businesses depends on the level of drilling and production predominantly by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves connected to our systems and processing facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including environmental regulations, or the lack of available capital have, and may continue to, adversely affect the development and production of existing or additional natural gas reserves and the installation of gathering, storage, and pipeline transportation facilities. The import and export of natural gas supplies may also be affected by such conditions. Low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers. A failure to obtain access to sufficient natural gas supplies will adversely impact our ability to maximize the capacities of our gathering, transportation, and processing facilities.
Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy, as well as technological advances and renewable sources of energy, could reduce demand for natural gas in our markets and have an adverse effect on our business. Governmentally imposed constraints, such as prohibitions on natural gas hookups in newly constructed buildings, could also artificially limit new demand for natural gas.
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
Our revenues, operating results, future rate of growth, and the value of certain components of our businesses depend primarily upon the prices of natural gas, NGLs, oil, or other commodities, and the differences between prices of these commodities and could be materially adversely affected by an extended period of low commodity prices, or a decline in commodity prices. Price volatility has and could continue to impact both the amount we receive for our products and services and the volume of products and services we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money or raise additional capital. Price volatility has had and could continue to have an adverse effect on our business, results of operations, financial condition, and cash flows.
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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stockholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our

ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in our 2020 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change and environmental stewardship. It is possible, however, that our stockholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stockholders’ expectations, our business, ability to access capital, and/or our stock price could be harmed.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2021, was $23.7 billion.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Note 13 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.
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
The global outbreak of the coronavirus, including its variants (COVID-19) is currently impacting countries, communities, supply chains, and markets. We provide a critical service to our customers, which means that it is paramount that we keep our employees safe. We cannot predict whether, and the extent to which, COVID-19 will have a material impact on our business, including our liquidity, financial condition, and results of operations. COVID-19 poses a risk to our employees, our customers, our suppliers, and the communities in which we operate, which could negatively impact our business. To the extent that our access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, any of which could increase our cost of capital. Measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may cause us to experience operational delays or to delay plans for growth. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information concerning the severity of COVID-19 and the actions taken to contain it or treat its impact, among others. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other factors described in this report.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The name, title, age, period of service, and recent business experience of each of our executive officers as of February 28, 2022, are listed below.

Name and Position	Age	Business Experience in Past Five Years

Alan S. Armstrong	59	2011 to present	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Director, Chief Executive Officer, and President		2015 to 2018	Chairman of the Board, Williams Partners L.P.
		2014 to 2018	Chief Executive Officer, Williams Partners L.P.
		2012 to 2018	Director of the general partner, Williams Partners L.P.
Walter J. Bennett	52	2020 to present	Senior Vice President Gathering & Processing, The Williams Companies, Inc.
Senior Vice President Gathering & Processing		2015 to 2019	Senior Vice President – West, The Williams Companies, Inc.
		2013 to 2018	Senior Vice President – West of the general partner, Williams Partners L.P.
		2017	Director of the general partner, Williams Partners L.P.
Debbie Cowan	44	2018 to present	Senior Vice President and Chief Human Resources Officer, The Williams Companies, Inc.
Senior Vice President and Chief Human Resources Officer		2013 to 2018	Global Vice President of Human Resources, Koch Chemical Technology Group, LLC
Micheal G. Dunn	56	2017 to present	Executive Vice President and Chief Operating Officer, The Williams Companies, Inc.
Executive Vice President and Chief Operating Officer		2017 to 2018	Director of the general partner, Williams Partners L.P.
Scott A. Hallam	45	2020 to present	Senior Vice President Transmission & Gulf of Mexico, The Williams Companies, Inc.
Senior Vice President Transmission & Gulf of Mexico		2019	Senior Vice President – Atlantic-Gulf, The Williams Companies, Inc.
		2017 to 2019	Vice President GM Atlantic-Gulf, The Williams Companies, Inc.
		2015 to 2017	Vice President Northeast OA, The Williams Companies, Inc.
Mary A. Hausman	50	2022 to present	Vice President, Chief Accounting Officer and Controller, The Williams Companies, Inc.
Vice President, Chief Accounting Officer and Controller		2019 to 2022	Staff Vice President of Internal Audit, The Williams Companies, Inc.
		2019	Director Special Projects, The Williams Companies, Inc.
		2013 to 2019	Vice President and Chief Accounting Officer, NV Energy (a Berkshire Hathaway Energy Company)

Name and Position	Age	Business Experience in Past Five Years

John D. Porter	52	2022 to present	Senior Vice President and Chief Financial Officer, The Williams Companies, Inc.
Senior Vice President and Chief Financial Officer		2020 to 2021	Vice President, Chief Accounting Officer, Controller and Financial Planning & Analysis, The Williams Companies, Inc.
		2017 to 2019	Vice President Enterprise Financial Planning & Analysis and Investor Relations, The Williams Companies, Inc.
		2013 to 2017	Director of Investor Relations & Enterprise Planning
Chad A. Teply	50	2020 to present	Senior Vice President – Project Execution, The Williams Companies, Inc.
Senior Vice President – Project Execution		2017 to 2020	Senior Vice President – Business Policy and Development, PacifiCorp (a Berkshire Hathaway Energy Company)
		2009 to 2017	Vice President – Resource Development and Construction, PacifiCorp (a Berkshire Hathaway Energy Company)
T. Lane Wilson	55	2017 to present	Senior Vice President and General Counsel, The Williams Companies, Inc.
Senior Vice President and General Counsel		2009 to 2017	United States Magistrate Judge for the Northern District of Oklahoma
Chad J. Zamarin	45	2017 to present	Senior Vice President – Corporate Strategic Development, The Williams Companies, Inc.
Senior Vice President – Corporate Strategic Development		2017 to 2018	Director of the general partner, Williams Partners L.P.
		2014 to 2017	President – Pipeline and Midstream, Cheniere Energy

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 18, 2022, we had 6,175 holders of record of our common stock.
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program as of December 31, 2021.
Performance Graph
Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index, the Bloomberg Americas Pipelines Index, and the Arca Natural Gas Index for the period of five fiscal years commencing January 1, 2017. The Bloomberg Americas Pipelines Index is composed of Enbridge Inc., TC Energy Corporation, Kinder Morgan, Inc., ONEOK, Inc., Cheniere Energy, Inc., Pembina Pipeline Corporation, Targa Resources Corp., Hess Midstream LP, and Williams. The Arca Natural Gas Index is comprised of over 20 highly capitalized companies in the natural gas industry involved primarily in natural gas exploration and production and natural gas pipeline transportation and transmission. The graph below assumes an investment of $100 at the beginning of the period.

Cumulative Total Shareholder Return

The Williams Companies, Inc.
S&P 500 Index
Bloomberg Americas Pipelines Index
Arca Natural Gas Index
Dollars
$290
$240
$190
$140
$90
$40
2016
2017
2018
2019
2020
2021

	2016	2017	2018	2019	2020	2021
The Williams Companies, Inc.	100.0	101.0	76.9	87.8	81.1	112.3
S&P 500 Index	100.0	120.8	115.5	151.8	179.8	231.3
Bloomberg Americas Pipelines Index	100.0	98.2	84.2	113.9	90.1	120.8
Arca Natural Gas Index	100.0	85.2	58.2	57.5	49.7	79.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. Our operations are located in the United States.
Our interstate natural gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high quality, low cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariffs and FERC policy. Changes in commodity prices and volumes transported have limited near-term impact on these revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Sequent. All remaining business activities are included in Other. As of December 31, 2021, our reportable segments are comprised of the following businesses:
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
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated variable interest entity) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated variable interest entity) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in BRMH until acquiring a controlling interest of BRMH in November 2020 and the remaining interest in September 2021), and Appalachia Midstream Investments, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes NGL and natural gas marketing business (excluding the activities within the Sequent segment described below), storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II).
•Sequent includes the operations of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. acquired on July 1, 2021 (Sequent Acquisition). Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including our Transco system.
•Other includes our upstream operations and minor business activities that are not reportable segments, as well as corporate operations.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.
Dividends
In December 2021, we paid a regular quarterly dividend of $0.41 per share. On February 1, 2022, our board of directors approved a regular quarterly dividend of $0.425 per share payable on March 28, 2022.
Overview
Net income (loss) attributable to The Williams Companies, Inc. for the year ended December 31, 2021, increased by $1.3 billion over the prior year, reflecting $223 million of higher net realized commodity margins, $280 million of increased earnings from equity-method investments, primarily due to the absence of our $78 million share of a 2020 impairment of goodwill at West and higher volumes within Northeast G&P, as well as net realized product sales from upstream operations of $313 million and $106 million of higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021. The improvement over last year was partially offset by $314 million of higher operating and administrative costs, $121 million of higher depreciation and amortization expense, and a $109 million unfavorable impact of 2021 net unrealized losses from commodity derivative instruments at Sequent. The improvement over last year also reflects the absence of $1.4 billion in pre-tax charges in 2020 related to impairments of equity-method investments, goodwill, and certain assets, of which $65 million was attributable to noncontrolling interests. The provision for income taxes changed unfavorably by $432 million primarily due to higher pre-tax income.
The Sequent segment includes $109 million of net unrealized losses from commodity derivatives not designated as hedges for accounting purposes. Sequent can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not recognized until the underlying transportation and storage transaction occurs.
Recent Developments
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This stock repurchase program does not have an expiration date. There were no repurchases under the program as of December 31, 2021.
Sequent Acquisition
In July 2021, we completed the acquisition of 100 percent of Sequent. Total consideration for this acquisition was $159 million, which included $109 million related to working capital. Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including our Transco system. The addition of Sequent complements the geographic footprint of our core pipeline transportation and storage business, enhances our gas marketing capabilities, and expands the suite of services we provide to our existing midstream customers.
Upstream Joint Ventures
In the third quarter of 2021, we conveyed certain oil and gas properties in the Wamsutter field, which we acquired in 2021, to a venture along with certain oil and gas properties conveyed by a third-party operator in the region. Under the terms of the agreement, the third party owns a 25 percent and we own a 75 percent undivided interest in each well’s working interest. We will retain ownership in the undeveloped acreage until certain acreage earning hurdles are met, at which time the remaining undeveloped acreage will be conveyed to the third party resulting in the third party owning 50 percent and us owning 50 percent. The combined properties consist of over 1.2 million net acres and an interest in over 3,500 wells.
In the third quarter of 2021, we sold 50 percent of certain existing wells and wellbore rights in the South Mansfield area of the Haynesville Shale region to a third party operator, in a strategic effort to develop the acreage, thereby enhancing the value of our midstream natural gas infrastructure. Under the agreement, the third party will operate the upstream position and develop the undeveloped acreage. We will retain ownership in the undeveloped acreage until certain acreage earning and carried interest hurdles are met, at which time remaining undeveloped acreage will be conveyed to the third party resulting in the third party owning 75 percent and us owning 25 percent.
Expansion Project Update
Transmission & Gulf of Mexico
Leidy South
In July 2020, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system and also extend its system through a capacity lease with National Fuel Gas Supply Corporation that will enable us to provide incremental firm transportation from Clermont, Pennsylvania and from the Zick interconnection on Transco’s Leidy Line to the River Road regulating station in Lancaster County, Pennsylvania. We placed 125 Mdth/d of capacity under the project into service in the fourth quarter of 2020, and in September and October of 2021, we placed approximately 382 Mdth/d of additional capacity into service. We placed the remainder of the project into service in December 2021. The project increased capacity by 582 Mdth/d.
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
COVID-19
The outbreak of COVID-19 severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We continue to monitor the COVID-19 pandemic and have taken steps intended to protect the safety of our customers, employees, and communities, and to support the continued delivery of safe and reliable service to our customers and the communities we serve. Our financial condition, results of operations, and liquidity have not been materially impacted by effects of COVID-19.
Company Outlook
Our strategy is to provide a large-scale, reliable, and clean energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We accomplish this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. We continue to maintain a strong commitment to safety, environmental stewardship including seeking opportunities for renewable energy ventures, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe, reliable, clean energy services to our customers and an attractive return to our shareholders. Our business plan for 2022 includes a continued focus on earnings and cash flow growth.
In 2022, our operating results are expected to benefit from growth in our Ohio Valley Midstream, Cardinal, Susquehanna, and Haynesville areas. We also anticipate increases resulting from recently completed Transco expansion projects and development of our upstream oil and gas properties. These increases are partially offset by the absence of favorable results captured during Winter Storm Uri in 2021 by our commodity marketing business and lower expected results in the Bradford Supply Hub primarily due to lower gathering rates resulting from annual cost of service contract redetermination.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2022 are expected to be in a range from $1.25 billion to $1.35 billion. Growth capital spending in 2022 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, opportunities in the Haynesville area, and an expansion in the Western Gulf area. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
Potential risks and obstacles that could impact the execution of our plan include:
•Continued negative impacts of COVID-19 driving a global recession, which could result in downturns in financial markets and commodity prices, as well as impact demand for natural gas and related products;
•Opposition to, and regulations affecting, our infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;
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
•General economic, financial markets, or industry downturns, including increased inflation and interest rates;
•Physical damages to facilities, including damage to offshore facilities by weather-related events;
•Other risks set forth under Part I, Item 1A. Risk Factors in this report.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Regional Energy Access
In March 2021, we filed an application with the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We plan to place the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.

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
Pension and Postretirement Obligations
We have pension and other postretirement benefit plans that require the use of assumptions and estimates to determine the benefit obligations and costs. These estimates and assumptions involve significant judgement and actual results will likely be different than anticipated. Estimates and assumptions utilized include the expected long-term rates of return on plan assets, discount rates, cash balance interest crediting rate, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed. The assumptions utilized to compute the benefit obligations and costs are shown in Note 8 – Employee Benefit Plans of Notes to Consolidated Financial Statements.
The following table presents the estimated increase (decrease) in net periodic benefit cost and obligations resulting from a one-percentage-point change in the specific assumption.

	Benefit Cost		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$2	$—	$(97)	$114
Expected long-term rate of return on plan assets	(12)	12	—	—
Cash balance interest crediting rate	6	(4)	66	(56)
Other postretirement benefits:
Discount rate	(4)	(1)	(22)	27
Expected long-term rate of return on plan assets	(3)	3	—	—
Our expected long-term rates of return on plan assets, as determined at the beginning of each fiscal year, are based on historical returns, forward-looking capital market expectations of at least 10 years from our third-party independent investment advisor, as well as the investment strategy and relative weightings of the asset classes within the investment portfolio. Our expected long-term rate of return on plan assets used for our pension plans was 3.69 percent in 2021. The 2021 actual return on plan assets for our pension plans was approximately 4.9 percent. The 10-year average rate of return on pension plan assets through December 2021 was approximately 9.2 percent. The expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance.
The discount rates for our pension and other postretirement benefit plans are determined separately based on an approach specific to our plans, which considers a yield curve of high-quality corporate bonds and the duration of the expected benefit cash flows of each plan.
The cash balance interest crediting rate assumption represents the average long-term rate by which the pension plans’ cash balance accounts are expected to grow. Interest on the cash balance accounts is based on the 30-year U.S. Treasury securities rate.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,
	2021	$ Change from 2020*	% Change from 2020*	2020	$ Change from 2019*	% Change from 2019*	2019
	(Millions)
Revenues:
Service revenues	$6,001	+77	+1%	$5,924	-9	—%	$5,933
Service revenues – commodity consideration	238	+109	+84%	129	-74	-36%	203
Product sales	4,536	+2,865	+171%	1,671	-392	-19%	2,063
Net gain (loss) on commodity derivatives	(148)	-143	NM	(5)	-7	NM	2
Total revenues	10,627			7,719			8,201
Costs and expenses:
Product costs	3,931	-2,386	-154%	1,545	+416	+21%	1,961
Processing commodity expenses	101	-33	-49%	68	+37	+35%	105
Operating and maintenance expenses	1,548	-222	-17%	1,326	+142	+10%	1,468
Depreciation and amortization expenses	1,842	-121	-7%	1,721	-7	—%	1,714
Selling, general, and administrative expenses	558	-92	-20%	466	+92	+16%	558
Impairment of certain assets	2	+180	+99%	182	+282	+61%	464
Impairment of goodwill	—	+187	+100%	187	-187	NM	—
Other (income) expense – net	14	+8	+36%	22	-12	-120%	10
Total costs and expenses	7,996			5,517			6,280
Operating income (loss)	2,631			2,202			1,921
Equity earnings (losses)	608	+280	+85%	328	-47	-13%	375
Impairment of equity-method investments	—	+1,046	+100%	(1,046)	-860	NM	(186)
Other investing income (loss) – net	7	-1	-13%	8	-99	-93%	107
Interest expense	(1,179)	-7	-1%	(1,172)	+14	+1%	(1,186)
Other income (expense) – net	6	+49	NM	(43)	-76	NM	33
Income (loss) from continuing operations before income taxes	2,073			277			1,064
Less: Provision (benefit) for income taxes	511	-432	NM	79	+256	+76%	335
Income (loss) from continuing operations	1,562			198			729
Income (loss) from discontinued operations	—	—	—%	—	+15	+100%	(15)
Net income (loss)	1,562			198			714
Less: Net income (loss) attributable to noncontrolling interests	45	-58	NM	(13)	-123	-90%	(136)
Net income (loss) attributable to The Williams Companies, Inc.	$1,517			$211			$850
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2021 vs. 2020
Service revenues increased primarily due to higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021, higher revenue associated with reimbursable electricity expenses, and higher processing and fractionation revenues in our Northeast G&P segment. This increase was partially offset by lower volume deficiency fee revenues, lower gathering volumes, and lower deferred revenue amortization in our West segment.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher prices and volumes associated with our natural gas and NGL marketing activities, as well as the inclusion of our recently acquired upstream operations. This increase also includes higher prices related to our equity NGL sales activities. These increases were partially offset by negative product marketing sales from Sequent (which does not reflect Sequent’s commodity derivative net realized gains discussed below). As we are acting as agent for our Sequent natural gas marketing customers, our natural gas marketing product sales are presented net of the related product costs of those activities.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments. The unfavorable change primarily reflects net unrealized losses in our Sequent segment, and net realized losses related to derivative contracts in our West and Other segments. Net realized gains at our Sequent segment partially offset these impacts.
Product costs increased primarily due to higher prices and volumes associated with our natural gas and NGL marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
Processing commodity expenses increased primarily due to higher prices for natural gas purchases associated with our equity NGL production activities, partially offset by lower volumes.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of product comprise our commodity margins. However, Product sales at our Other segment reflect sales related to our oil and gas producing properties and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations and higher employee-related expenses, which reflect the absence of a 2020 favorable impact of a change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements) and increased incentive compensation costs associated with improved company performance, as well as higher reimbursable electricity expenses.
Depreciation and amortization expenses increased primarily due to the inclusion of our recently acquired upstream operations, reduced estimated useful lives for certain facilities in our West segment decommissioned during 2021, new assets placed in-service at Transco, and the amortization of intangible assets resulting from the Sequent Acquisition.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses, which reflect increased incentive compensation costs associated with improved company performance, Sequent employee-related costs, and the absence of a 2020 favorable impact of a change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements), partially offset by lower expenses for various corporate costs.

Impairment of certain assets reflects the 2020 impairment of our Northeast Supply Enhancement development project and certain gathering assets in the Marcellus Shale region (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Impairment of goodwill reflects the goodwill impairment charge at the Northeast reporting unit in 2020 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Equity earnings (losses) changed favorably primarily due to the absence of the 2020 impairment of goodwill at RMM, increases at Appalachia Midstream Investments, Laurel Mountain, Blue Racer, Aux Sable, and Discovery, partially offset by a decrease at OPPL.
Impairment of equity-method investments reflects the absence of 2020 impairments to various equity-method investments (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
The favorable change in Other income (expense) – net below Operating income (loss) reflects the absence of a 2020 charge for a legal settlement associated with former olefins operations and the absence of 2020 write-offs of certain regulatory assets related to cancelled projects, partially offset by the unfavorable impact of a 2021 accrual for a loss contingency.
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
2020 vs. 2019
Service revenues decreased primarily due to lower volumes in our West segment, lower deferred revenue amortization at Gulfstar One, the expiration of an MVC agreement in the Barnett Shale region, and temporary shut-ins at certain offshore Gulf of Mexico operations. This decrease was partially offset by higher Northeast G&P revenues driven by higher volumes and the March 2019 consolidation of UEOM (see Note 3 – Acquisitions of Notes to Consolidated Financial Statements), higher MVC revenue in our West segment, as well as higher transportation fee revenues at Transco and Northwest Pipeline associated with expansion projects placed in service in 2019 and 2020, increased volumes in the Eastern Gulf region, and higher deficiency fee revenue associated with lower volumes at OPPL.
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

Operating and maintenance expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a 2020 change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements), and lower maintenance and operating costs primarily due to timing and scope of activities. These decreases are partially offset by higher expenses related to the consolidation of UEOM.
Depreciation and amortization expenses increased primarily due to new assets placed in service and the March 2019 consolidation of UEOM, partially offset by lower expense related to assets that became fully depreciated in the fourth quarter of 2019.
Selling, general, and administrative expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a 2020 change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements), and the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV.
Impairment of certain assets includes the 2019 impairments of our Constitution development project, certain Eagle Ford Shale gathering assets, and certain idle gathering assets. The asset impairments in 2020 included our Northeast Supply Enhancement development project and certain gathering assets in the Marcellus Shale region (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Impairment of goodwill reflects the goodwill impairment charge at the Northeast reporting unit in 2020 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Equity earnings (losses) changed unfavorably primarily due to our share of 2020 impairments at equity-method investments (see Note 9 – Investing Activities of Notes to Consolidated Financial Statements), and lower volumes at OPPL and Discovery. These decreases were partially offset by favorable amortization of basis differences related to impairments of several of our equity-method investments which were recognized in first quarter 2020, as well as higher volumes at Appalachia Midstream Investments, increased results at Blue Racer driven by higher volumes and a higher ownership interest, and the absence of 2019 losses at Brazos Permian II.
Impairment of equity-method investments includes impairments to various equity-method investments in 2019 and 2020 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
The unfavorable change in Other investing income (loss) – net is primarily due to the absence of a 2019 gain on the sale of our equity-method investment in Jackalope, partially offset by the absence of a 2019 loss on the deconsolidation of Constitution (see Note 9 – Investing Activities of Notes to Consolidated Financial Statements).
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
Transmission & Gulf of Mexico

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Service revenues	$3,385	$3,257	$3,311
Service revenues – commodity consideration	52	21	41
Product sales	349	191	288
Segment revenues	3,786	3,469	3,640

Product costs	(349)	(193)	(288)
Processing commodity expenses	(17)	(7)	(16)
Other segment costs and expenses	(980)	(886)	(984)
Impairment of certain assets	(2)	(170)	(354)
Proportional Modified EBITDA of equity-method investments	183	166	177
Transmission & Gulf of Mexico Modified EBITDA	$2,621	$2,379	$2,175

Commodity margins	$35	$12	$25
2021 vs. 2020
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Impairment of certain assets, and Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $135 million increase in Transco’s and Northwest Pipeline’s natural gas transportation and storage revenues primarily associated with expansion projects placed in service in 2020 and 2021, higher reimbursable electric power costs and a cash out surcharge, which are offset by similar changes in electricity and cash out charges, reflected in Other segment costs and expenses;
•A $21 million increase from the Norphlet pipeline associated primarily with higher deferred revenue amortization and higher volumes;
•An $18 million increase at Perdido primarily driven by higher volumes due to the absence of temporary shut-ins in 2020 related to scheduled maintenance and fewer Western Gulf of Mexico weather-related events; partially offset by
•A $25 million decrease at Gulfstar One for the Tubular Bells field primarily associated with lower deferred revenue amortization from lower contractually determined maximum daily quantities;
•A $17 million decrease due to lower volumes at Gulfstar One in the Gunflint field due to ongoing producer operational issues, partially offset by the lower temporary shut-ins related to pricing in 2020.

The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, comprise our Commodity margins. Commodity margins associated with our equity NGLs increased $21 million primarily driven by favorable NGL sales prices.
Other segment costs and expenses increased primarily due to higher incentive and benefit employee-related costs as previously discussed; higher operating costs, including higher reimbursable electric power costs; and a cash out surcharge reserve, which are offset by similar changes in electricity and cash out reimbursements, reflected in Service revenues; and higher operating taxes, partially offset by a favorable change associated with the deferral of asset retirement obligation-related depreciation at Transco.
Impairment of certain assets reflects the absence of the impairment of our Northeast Supply Enhancement development project in 2020 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
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
Other segment costs and expenses decreased primarily due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a 2020 change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements), lower maintenance costs primarily due to a decrease in contracted services related to general maintenance and other testing at Transco, the absence of a 2019 charge for reversal of costs capitalized in previous periods. The 2020 period also benefited from net favorable changes to charges and credits associated with a regulatory asset related to Transco’s asset retirement obligations, partially offset by lower equity AFUDC and higher operating taxes.
Impairment of certain assets includes the absence of the impairment of our Constitution development project in 2019, partially offset by the impairment of our Northeast Supply Enhancement development project in 2020 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).

Proportional Modified EBITDA of equity-method investments decreased at Discovery driven by lower volumes due to scheduled maintenance and temporary shut-ins related to Gulf of Mexico weather-related events and pricing.
Northeast G&P

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Service revenues	$1,528	$1,465	$1,338
Service revenues – commodity consideration	7	7	12
Product sales	99	57	150
Segment revenues	1,634	1,529	1,500

Product costs	(99)	(57)	(152)
Processing commodity expenses	(2)	(3)	(8)
Other segment costs and expenses	(503)	(441)	(470)
Impairment of certain assets	—	(12)	(10)
Proportional Modified EBITDA of equity-method investments	682	473	454
Northeast G&P Modified EBITDA	$1,712	$1,489	$1,314

Commodity margins	$5	$4	$2
2021 vs. 2020
Northeast G&P Modified EBITDA increased primarily due to increased Proportional Modified EBITDA of equity-method investments and higher Service revenues, partially offset by increased Other segment costs and expenses.
Service revenues increased primarily due to:
•A $27 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses;
•A $23 million increase in revenues at the Northeast JV primarily related to higher processing and fractionation volumes, partially offset by lower gathering volumes;
•A $6 million increase in revenues at Susquehanna Supply Hub primarily related to higher gathering rates, partially offset by lower gathering volumes.
Other segment costs and expenses increased primarily due to higher maintenance and operating expenses, including higher electricity charges, as well as higher incentive and benefit employee-related costs as previously discussed.
Impairment of certain assets reflects a $12 million impairment of certain gathering assets in the Marcellus Shale region in 2020 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher volumes as well as the absence of our $26 million share of an impairment of certain assets in 2020 that were subsequently sold. Additionally, there was an increase at Blue Racer primarily due to the favorable impact of increased ownership as well as the absence of our $10 million share of an impairment of certain assets in 2020. There was also an increase at Laurel Mountain due to higher commodity-based gathering rates as well as the absence of our $11 million share of an impairment of certain assets in 2020 that were subsequently sold and higher MVC revenue, partially offset by lower volumes, and an increase at Aux Sable.

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
Other segment costs and expenses decreased due to lower employee-related expenses, including the absence of 2019 severance and related costs and the associated reduced costs in 2020, as well as the favorable impact of a 2020 change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements), and lower maintenance and operating expenses primarily due to timing and scope of activities. Additionally, expenses changed favorably due to the absence of transaction costs associated with our 2019 acquisition of UEOM and the formation of the Northeast JV. These decreases were partially offset by higher reimbursable electricity expenses, increased expenses associated with the consolidation of UEOM, and the absence of a favorable customer settlement in 2019.
Impairment of certain assets reflects a $12 million impairment of certain gathering assets in the Marcellus Shale region in 2020 and a $10 million write-down of other certain assets that were no longer in use or were surplus in nature in 2019 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments driven by higher volumes, partially offset by a $26 million decrease for our share of an impairment of certain assets. Additionally, there was an increase at Blue Racer primarily due to higher volumes and the favorable impact of increased ownership, partially offset by a $10 million decrease for our share of an impairment of certain assets. These increases were partially offset by a $16 million decrease as a result of the consolidation of UEOM in 2019, as previously discussed, as well as a decrease at Laurel Mountain primarily due to $11 million for our share of an impairment of certain assets that were subsequently sold, partially offset by higher volumes, and a decrease at Aux Sable.

West

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Service revenues	$1,221	$1,280	$1,364
Service revenues – commodity consideration	179	101	150
Product sales	4,330	1,567	1,795
Net gain (loss) on commodity derivatives	(85)	(5)	2
Segment revenues	5,645	2,943	3,311

Product costs	(4,099)	(1,520)	(1,774)
Processing commodity expenses	(85)	(58)	(79)
Other segment costs and expenses	(471)	(477)	(521)
Impairment of certain assets	—	—	(100)
Proportional Modified EBITDA of equity-method investments	105	110	115
West Modified EBITDA	$1,095	$998	$952

Commodity margins	$255	$85	$91
Net unrealized gain (loss) from derivative instruments	—	—	3
2021 vs. 2020
West Modified EBITDA increased primarily due to higher Commodity margins, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•A $63 million decrease associated with lower volumes, primarily due to production declines in the Eagle Ford Shale region which impact is substantially offset by recognition of higher MVC revenue (see below);
•A $29 million decrease due to the absence of a temporary volume deficiency fee from a customer in 2020;
•A $22 million decrease driven by lower deferred revenue amortization, primary in the Barnett Shale region; partially offset by
•A $37 million increase associated with higher MVC revenue primarily in the Eagle Ford Shale region, partially offset by lower MVC revenue in the Wamsutter region;
•A $17 million increase in revenues associated primarily with reimbursable compressor power and fuel purchases due to higher prices related to the impact of severe winter weather, which are offset by similar changes in Other segment costs and expenses;
•A $10 million increase associated with higher net realized gathering and processing rates, primarily in the Barnett Shale and Piceance regions due to higher commodity pricing, along with escalated gathering rates in the Eagle Ford Shale region, partially offset by a decrease in gathering rates in the Haynesville Shale region due to a customer contract change.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of product comprise our Commodity margins. We further segregate our Commodity margins into product margins associated with our equity NGLs and marketing margins. Marketing margins increased by $145 million primarily due to favorable changes in net realized natural gas and NGL prices, including the impact of severe winter weather in the first quarter of 2021. Product margins from our equity NGLs increased by $13 million, primarily due to favorable net realized commodity price changes, partially offset by lower sales volumes. Margins on other sales of products increased $12 million primarily due to higher commodity prices.
Other segment costs and expenses decreased primarily due to gains on asset sales in 2021, lower leased compressor expenses, favorable changes in system gains and losses, lower legal and consulting expenses, and favorable settlements, partially offset by higher reimbursable compressor power and fuel purchases which are offset in Service revenues and higher incentive and benefit employee-related expenses as previously discussed.
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
•A $26 million increase in the Wamsutter region associated with higher MVC revenues.
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
Additionally, marketing margins increased by $26 million primarily due to higher net realized NGL and natural gas prices. The decrease in Product sales includes a $168 million decrease in marketing sales, which is due to lower sales prices, partially offset by higher marketing sales volumes. An $18 million decrease in other product sales also contributed to the overall decrease. These decreases are substantially offset in Product costs.
Other segment costs and expenses decreased primarily due to lower employee-related expenses driven by the absence of 2019 severance and related costs and the associated reduced costs in 2020, and the favorable impact of a

2020 change in an employee benefit policy (see Note 5 – Other Income and Expenses of Notes to Consolidated Financial Statements), as well as lower operating costs due to fewer leased compressors and lower maintenance costs primarily due to timing and scope of activities. These favorable changes are partially offset by the absence of $12 million in favorable settlements in 2019.
Impairment of certain assets reflects a $79 million impairment of certain Eagle Ford Shale gathering assets and a $12 million impairment of certain idle gathering assets in 2019 (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL and the absence of the Jackalope equity-method investment sold in April 2019, partially offset by growth at the RMM, Brazos Permian II, and Targa Train 7 equity-method investments.
Sequent
We closed the Sequent Acquisition on July 1, 2021. See the Sequent Acquisition section of Recent Developments above for additional information related to Sequent.

Year Ended December 31,
2021
(Millions)
Product sales	$(43)

Net realized gain (loss) from derivative instruments	66
Net unrealized gain (loss) from derivative instruments	(109)
Net gain (loss) on commodity derivatives	(43)

Segment revenues	(86)

Other segment costs and expenses	(26)
Sequent Modified EBITDA	$(112)

Commodity margins	$23
2021
Sequent Modified EBITDA reflects Commodity margins more than offset by net unrealized losses from derivative instruments and segment costs and expenses.
The net sum of Product sales and net realized gains and losses on commodity derivatives related to sales of product comprise our Commodity margins. Commodity margins include $35 million primarily related to favorable pricing spreads on Sequent’s transportation capacity reflecting losses on physical transaction settlements more than offset by net realized gains on derivatives. The transportation related margin was partially offset by a $12 million unfavorable margin related to storage activity. The unfavorable storage margin reflects gains on physical transaction settlements offset by an $18 million charge related to the partial recognition of a purchase accounting inventory fair value adjustment which increased the weighted-average cost of inventory and $13 million related to a lower of cost or net realizable value inventory adjustment.
The Net unrealized gain (loss) from derivative instruments relates to derivative contracts within the Sequent segment that are not designated as hedges for accounting purposes. Sequent can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not recognized until the underlying transportation and storage transaction occurs.
Other segment costs and expenses primarily include employee-related costs.

Other

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Other Modified EBITDA	$178	$(15)	$6
2021 vs. 2020
Other Modified EBITDA increased primarily due to:
•A $168 million increase due to our recently acquired upstream operations, including the favorable commodity price impact of severe winter weather in the first quarter of 2021;
•A $24 million increase due to the absence of a 2020 charge related to a legal settlement associated with our former olefins operations;
•A $15 million increase due to the absence of 2020 charges related to write-offs of certain regulatory assets associated with cancelled projects; partially offset by
•A $10 million decrease associated with a 2021 charge related to a legal settlement.
2020 vs. 2019
Other Modified EBITDA decreased primarily due to:
•A $24 million charge in fourth quarter of 2020 related to a legal settlement associated with former olefins operations;
•A charge of $15 million related to the write-offs of certain regulatory assets associated with cancelled projects in 2020; partially offset by
•The absence of a 2019 $12 million unfavorable adjustment to a regulatory asset associated with an increase in Transco’s estimated deferred state income tax rate following the merger transaction wherein we acquired all of the outstanding common units held by others of our former publicly traded master limited partnership.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
We have continued to focus on earnings and cash flow growth, while continuing to improve leverage metrics and control operating costs. During 2021, we issued approximately $2.15 billion of new long-term debt primarily to fund current or near-term retirements. In the first half of 2021, we acquired various oil and gas properties in the Wamsutter field in Wyoming, funding the $165 million paid with cash on hand. In July 2021, we acquired Sequent, funding the final purchase price of $159 million paid with cash on hand (see Note 3 – Acquisitions of Notes to Consolidated Financial Statements). See also the section titled Sources (Uses) of Cash.
Outlook
Our growth capital and investment expenditures in 2022 are currently expected to be in a range from $1.25 billion to $1.35 billion. Growth capital spending in 2022 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, opportunities in the Haynesville area, and an expansion in the Western Gulf area. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all of our planned 2022 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock as previously discussed in Recent Developments.
As of December 31, 2021, we have approximately $2.025 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations. In January 2022, we retired our $1.25 billion of 3.6 percent senior unsecured notes that were scheduled to mature in March 2022 with cash on hand.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2022. Our potential material internal and external sources and uses of liquidity are as follows:

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
As of December 31, 2021, we have approximately $21.650 billion of long-term debt due after one year. See Note 13 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for the aggregate maturities over the next five years. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing at attractive long-term rates or from our credit facility, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of December 31, 2021, we had a working capital deficit of $423 million, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	December 31, 2021
(Millions)
Cash and cash equivalents	$1,680
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$5,430
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of December 31, 2021. The highest amount outstanding under our commercial paper program and credit facility during 2021 was $15 million. At December 31, 2021, we were in compliance with the financial covenants associated with our credit facility. See Note 13 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility and commercial paper program.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 2.5 percent from the $0.40 per share paid in each quarter of 2020, to $0.41 per share paid in each quarter of 2021.
Registrations
In February 2021, we filed a shelf registration statement as a well-known seasoned issuer.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require periodic distributions of their available cash to their members. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. See Note 9 – Investing Activities of Notes to Consolidated Financial Statements for our more significant equity-method investees.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Year Ended December 31,
	Category	2021	2020	2019
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$3,945	$3,496	$3,693
Proceeds from long-term debt (see Note 13)	Financing	2,155	2,199	67
Proceeds from credit-facility borrowings	Financing	—	1,700	700
Contributions in aid of construction	Investing	52	37	52
Proceeds from sale of partial interest in consolidated subsidiary (see Note 3)	Financing	—	—	1,334
Proceeds from dispositions of equity-method investments (see Note 9)	Investing	1	—	485

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 13)	Financing	(894)	(2,141)	(49)
Common dividends paid	Financing	(1,992)	(1,941)	(1,842)
Payments on credit-facility borrowings	Financing	—	(1,700)	(860)
Capital expenditures	Investing	(1,239)	(1,239)	(2,109)
Purchases of and contributions to equity-method investments (see Note 9)	Investing	(115)	(325)	(453)
Dividends and distributions paid to noncontrolling interests	Financing	(187)	(185)	(124)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(151)	—	(728)

Other sources / (uses) – net	Financing and Investing	(37)	(48)	(45)
Increase (decrease) in cash and cash equivalents		$1,538	$(147)	$121
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on disposition of equity-method investments, (Gain) loss on deconsolidation of businesses, Impairment of goodwill, Impairment of equity-method investments, Impairment of certain assets, and Net unrealized (gain) loss from derivative instruments.
Our Net cash provided (used) by operating activities in 2021 increased from 2020 primarily due to higher operating income (excluding noncash items as previously discussed), favorable changes in net operating working capital reflecting the absence in 2021 of the Transco rate refund payment made in 2020, and higher distributions from unconsolidated affiliates in 2021, partially offset by unfavorable changes in current and noncurrent derivative assets and liabilities.
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

Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own (see Note 19 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $31 million, all of which are included in Accrued liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet at December 31, 2021. We will seek recovery of the accrued costs related to remediation activities by our interstate gas pipelines totaling approximately $4 million through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2021, we paid approximately $5 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $9 million in 2022 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2021, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely propose and promulgate new rules and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, reviews and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compounds and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in the Consolidated Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost these regulatory impacts at this time.
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates for our interstate natural gas pipelines. To date, we have been permitted recovery of these environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 13 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2021 and 2020. See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for the methods used in determining the fair value of our long-term debt.

	2022	2023	2024	2025	2026	Thereafter (1)	Total	Fair Value December 31, 2021
	(Millions)
Long-term debt, including current portion:
Fixed rate	$2,026	$1,478	$2,281	$1,619	$1,244	$15,027	$23,675	$27,768
Weighted-average interest rate	4.9%	5.0%	5.1%	5.1%	5.1%	5.1%
	2021	2022	2023	2024	2025	Thereafter (1)	Total	Fair Value December 31, 2020
	(Millions)
Long-term debt, including current portion:
Fixed rate	$894	$2,025	$1,477	$2,280	$1,617	$14,051	$22,344	$27,043
Weighted-average interest rate	5.0%	5.1%	5.2%	5.3%	5.4%	5.4%

__________________
(1)    Includes unamortized discount / premium and debt issuance costs.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of natural gas, NGLs, and crude oil as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts, and limited proprietary trading activities. Our management of the risks associated with these market fluctuations includes maintaining sufficient liquidity, as well as using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted, and changes in interest rates.
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

The maturities of Sequent’s derivative contracts at December 31, 2021 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Using (1)		2022	2023 - 2024	2025 - 2026+
	(Millions)
Level 1	$(69)	$(49)	$(30)	$10
Level 2	(317)	(77)	(108)	(132)
Level 3	(16)	(13)	(11)	8
Fair value of contracts outstanding at end of period (2)	$(402)	$(139)	$(149)	$(114)
_______________
(1)See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 18 – Derivatives for the amount of change in fair value recognized in the Consolidated Statement of Income.
(2)Excludes cash collateral of $267 million in Level 1.
Sequent Value at Risk (VaR)
VaR is the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability. Sequent’s VaR may not be comparable to that of other companies due to differences in the factors used to calculate VaR. Sequent’s VaR is determined using a parametric model with a 95 percent confidence interval and a one-day holding period, which means that 95 percent of the time, the risk of loss in a day from a portfolio of positions is expected to be less than or equal to the amount of VaR calculated. The open exposure of Sequent is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management. Because Sequent generally manages physical gas assets and economically protects its positions by hedging in the futures markets, Sequent’s open exposure is generally mitigated. Sequent employs daily risk testing, using both VaR and stress testing, to evaluate the risk of its positions.
Sequent actively monitors open commodity positions and the resulting VaR and maintains a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk.
Sequent had the following VaRs for the period subsequent to the Sequent Acquisition:

Six Months Ended December 31, 2021
(Millions)
Average	$3.6
High	$7.4
Low	$1.6

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2020 or 2019 financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream), a limited liability corporation in which the Company has a 50 percent interest. In the consolidated financial statements, the Company’s investment in Gulfstream was $204 million as of December 31, 2020, and the Company’s equity earnings in the net income of Gulfstream were $77 million in 2020 and $74 million in 2019. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulfstream for 2020 and 2019, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Pension and Other Postretirement Benefit Obligations
Description of the Matter
At December 31, 2021, the Company’s aggregate pension and other postretirement benefit obligations were $1,333 million and were exceeded by the fair value of pension and other postretirement plan assets of $1,623 million, resulting in overfunded pension and other postretirement benefit obligations of $290 million. As explained in Note 8 to the consolidated financial statements, the Company utilized key assumptions to determine the pension and other postretirement benefit obligations.

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
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of Gulfstream Natural Gas System, L.L.C.:

Opinion on the Financial Statements

We have audited the statement of financial position of Gulfstream Natural Gas System, L.L.C. (the “Company”) as of December 31, 2020, and the related statements of earnings, comprehensive income, changes in members’ equity and cash flows for each two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”) (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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
February 28, 2022

We have served as the Company’s auditor since 2018.

The Williams Companies, Inc.
Consolidated Statement of Income

	Year Ended December 31,
	2021	2020	2019
	(Millions, except per-share amounts)
Revenues:
Service revenues	$6,001	$5,924	$5,933
Service revenues – commodity consideration	238	129	203
Product sales	4,536	1,671	2,063
Net gain (loss) on commodity derivatives	(148)	(5)	2
Total revenues	10,627	7,719	8,201
Costs and expenses:
Product costs	3,931	1,545	1,961
Processing commodity expenses	101	68	105
Operating and maintenance expenses	1,548	1,326	1,468
Depreciation and amortization expenses	1,842	1,721	1,714
Selling, general, and administrative expenses	558	466	558
Impairment of certain assets (Note 17)	2	182	464
Impairment of goodwill (Note 17)	—	187	—
Other (income) expense – net	14	22	10
Total costs and expenses	7,996	5,517	6,280
Operating income (loss)	2,631	2,202	1,921
Equity earnings (losses) (Note 9)	608	328	375
Impairment of equity-method investments (Note 17)	—	(1,046)	(186)
Other investing income (loss) – net (Note 9)	7	8	107
Interest incurred	(1,190)	(1,192)	(1,218)
Interest capitalized	11	20	32
Other income (expense) – net	6	(43)	33
Income (loss) from continuing operations before income taxes	2,073	277	1,064
Less: Provision (benefit) for income taxes	511	79	335
Income (loss) from continuing operations	1,562	198	729
Income (loss) from discontinued operations	—	—	(15)
Net income (loss)	1,562	198	714
Less: Net income (loss) attributable to noncontrolling interests	45	(13)	(136)
Net income (loss) attributable to The Williams Companies, Inc.	1,517	211	850
Less: Preferred stock dividends	3	3	3
Net income (loss) available to common stockholders	$1,514	$208	$847
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$1,514	$208	$862
Income (loss) from discontinued operations	—	—	(15)
Net income (loss)	$1,514	$208	$847
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$1.25	$.17	$.71
Income (loss) from discontinued operations	—	—	(.01)
Net income (loss)	$1.25	$.17	$.70
Weighted-average shares (thousands)	1,215,221	1,213,631	1,212,037
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$1.24	$.17	$.71
Income (loss) from discontinued operations	—	—	(.01)
Net income (loss)	$1.24	$.17	$.70
Weighted-average shares (thousands)	1,218,215	1,215,165	1,214,011
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Net income (loss)	$1,562	$198	$714
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $14, $—, and $— in 2021, 2020, and 2019, respectively	(40)	(2)	—
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of ($14), $—, and $— in 2021, 2020, and 2019, respectively	41	1	—
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of ($18), ($27), and ($20) in 2021, 2020, and 2019, respectively	51	81	59
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($4), ($7), and ($4) in 2021, 2020, and 2019, respectively	11	23	12
Other comprehensive income (loss)	63	103	71
Comprehensive income (loss)	1,625	301	785
Less: Comprehensive income (loss) attributable to noncontrolling interests	45	(13)	(136)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$1,580	$314	$921
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2021	2020
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,680	$142
Trade accounts and other receivables	1,986	1,000
Allowance for doubtful accounts	(8)	(1)
Trade accounts and other receivables – net	1,978	999
Inventories	379	136
Derivative assets	301	3
Other current assets and deferred charges	211	149
Total current assets	4,549	1,429

Investments	5,127	5,159
Property, plant, and equipment – net	29,258	28,929
Intangible assets – net of accumulated amortization	7,402	7,444
Regulatory assets, deferred charges, and other	1,276	1,204
Total assets	$47,612	$44,165

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,746	$482
Accrued liabilities	1,201	944
Long-term debt due within one year	2,025	893
Total current liabilities	4,972	2,319

Long-term debt	21,650	21,451
Deferred income tax liabilities	2,453	1,923
Regulatory liabilities, deferred income, and other	4,436	3,889
Contingent liabilities and commitments (Note 19)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at December 31, 2021 and December 31, 2020; 35,000 shares issued at December 31, 2021 and December 31, 2020)	35	35
Common stock ($1 par value; 1,470 million shares authorized at December 31, 2021 and December 31, 2020; 1,250 million shares issued at December 31, 2021 and 1,248 million shares issued at December 31, 2020)	1,250	1,248
Capital in excess of par value	24,449	24,371
Retained deficit	(13,237)	(12,748)
Accumulated other comprehensive income (loss)	(33)	(96)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,423	11,769
Noncontrolling interests in consolidated subsidiaries	2,678	2,814
Total equity	14,101	14,583
Total liabilities and equity	$47,612	$44,165
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2018	$35	$1,245	$24,693	$(10,002)	$(270)	$(1,041)	$14,660	$1,337	$15,997
Net income (loss)	—	—	—	850	—	—	850	(136)	714
Other comprehensive income (loss)	—	—	—	—	71	—	71	—	71
Cash dividends – common stock ($1.52 per share)	—	—	—	(1,842)	—	—	(1,842)	—	(1,842)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(124)	(124)
Stock-based compensation and related common stock issuances, net of tax	—	2	56	—	—	—	58	—	58
Sale of partial interest in consolidated subsidiary	—	—	—	—	—	—	—	1,334	1,334
Changes in ownership of consolidated subsidiaries, net	—	—	(426)	—	—	—	(426)	567	141
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Deconsolidation of subsidiary (Note 9)	—	—	—	—	—	—	—	(13)	(13)
Other	—	—	—	(8)	—	—	(8)	—	(8)
Net increase (decrease) in equity	—	2	(370)	(1,000)	71	—	(1,297)	1,664	367
Balance at December 31, 2019	35	1,247	24,323	(11,002)	(199)	(1,041)	13,363	3,001	16,364
Net income (loss)	—	—	—	211	—	—	211	(13)	198
Other comprehensive income (loss)	—	—	—	—	103	—	103	—	103
Cash dividends – common stock ($1.60 per share)	—	—	—	(1,941)	—	—	(1,941)	—	(1,941)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(185)	(185)
Stock-based compensation and related common stock issuances, net of tax	—	1	50	—	—	—	51	—	51
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7	7
Other	—	—	(2)	(16)	—	—	(18)	4	(14)
Net increase (decrease) in equity	—	1	48	(1,746)	103	—	(1,594)	(187)	(1,781)
Balance at December 31, 2020	35	1,248	24,371	(12,748)	(96)	(1,041)	11,769	2,814	14,583
Net income (loss)	—	—	—	1,517	—	—	1,517	45	1,562
Other comprehensive income (loss)	—	—	—	—	63	—	63	—	63
Cash dividends – common stock ($1.64 per share)	—	—	—	(1,992)	—	—	(1,992)	—	(1,992)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(187)	(187)
Stock-based compensation and related common stock issuances, net of tax	—	2	78	—	—	—	80	—	80
Purchase of partial interest in consolidated subsidiary (Note 9)	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Other	—	—	—	(14)	—	—	(14)	—	(14)
Net increase (decrease) in equity	—	2	78	(489)	63	—	(346)	(136)	(482)
Balance at December 31, 2021	$35	$1,250	$24,449	$(13,237)	$(33)	$(1,041)	$11,423	$2,678	$14,101

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,562	$198	$714
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,842	1,721	1,714
Provision (benefit) for deferred income taxes	509	108	376
Equity (earnings) losses	(608)	(328)	(375)
Distributions from unconsolidated affiliates	757	653	657
Gain on disposition of equity-method investments (Note 9)	—	—	(122)
(Gain) loss on deconsolidation of businesses (Note 9)	—	—	29
Impairment of goodwill (Note 17)	—	187	—
Impairment of equity-method investments (Note 17)	—	1,046	186
Impairment of certain assets (Note 17)	2	182	464
Net unrealized (gain) loss from derivative instruments	109	—	(3)
Amortization of stock-based awards	81	52	57
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(545)	(2)	34
Inventories	(124)	(11)	5
Other current assets and deferred charges	(63)	11	21
Accounts payable	643	(7)	(46)
Accrued liabilities	58	(309)	153
Changes in current and noncurrent derivative assets and liabilities	(277)	(4)	3
Other, including changes in noncurrent assets and liabilities	(1)	(1)	(174)
Net cash provided (used) by operating activities	3,945	3,496	3,693
FINANCING ACTIVITIES:
Proceeds from long-term debt	2,155	3,899	767
Payments of long-term debt	(894)	(3,841)	(909)
Proceeds from issuance of common stock	9	9	10
Proceeds from sale of partial interest in consolidated subsidiary (Note 3)	—	—	1,334
Common dividends paid	(1,992)	(1,941)	(1,842)
Dividends and distributions paid to noncontrolling interests	(187)	(185)	(124)
Contributions from noncontrolling interests	9	7	36
Payments for debt issuance costs	(26)	(20)	—
Other – net	(16)	(13)	(17)
Net cash provided (used) by financing activities	(942)	(2,085)	(745)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,239)	(1,239)	(2,109)
Dispositions – net	(8)	(36)	(40)
Contributions in aid of construction	52	37	52
Purchases of businesses, net of cash acquired (Note 3)	(151)	—	(728)
Proceeds from dispositions of equity-method investments (Note 9)	1	—	485
Purchases of and contributions to equity-method investments (Note 9)	(115)	(325)	(453)
Other – net	(5)	5	(34)
Net cash provided (used) by investing activities	(1,465)	(1,558)	(2,827)
Increase (decrease) in cash and cash equivalents	1,538	(147)	121
Cash and cash equivalents at beginning of year	142	289	168
Cash and cash equivalents at end of year	$1,680	$142	$289
_________
(1) Increases to property, plant, and equipment	$(1,305)	$(1,160)	$(2,023)
Changes in related accounts payable and accrued liabilities	66	(79)	(86)
Capital expenditures	$(1,239)	$(1,239)	$(2,109)
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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States and are presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Sequent, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities, including our upstream operations, as well as corporate activities are included in Other.
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
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer) (we previously effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent equity-method investment in Blue Racer Midstream Holdings, LLC (BRMH) (previously named Caiman Energy II, LLC) until acquiring a controlling interest of BRMH in November 2020 and the remaining interest in September 2021) (see Note 9 – Investing Activities), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
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
Sequent includes 100 percent of the operations of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. acquired on July 1, 2021 (Sequent Acquisition). Sequent focuses on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities,

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets, including our Transco system. (See Note 3 – Acquisitions.)
Basis of Presentation
Discontinued operations
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
Significant risks and uncertainties
We believe that the carrying value of certain of our property, plant, and equipment and intangible assets, notably certain acquired assets accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in our judgment, continues to be recoverable. It is reasonably possible that future strategic decisions, including transactions such as monetizing assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, could impact our assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of our equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
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
We apply the equity method of accounting to investments over which we exercise significant influence but do not control. Distributions received from equity-method investees are presented in our Consolidated Statement of Cash Flows according to the nature of the distributions approach, which classifies distributions received from equity-method investees as either returns on investment (cash inflows from operating activities) or returns of investment (cash inflows from investing activities) based on the nature of the activities of the equity-method investee that generated the distribution.
Equity-method investment basis differences
Differences between the cost of our equity-method investments and our underlying equity in the net assets of investees are accounted for as if the investees were consolidated subsidiaries. Equity earnings (losses) in our

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Consolidated Statement of Income includes our allocable share of net income (loss) of investees adjusted for any depreciation and amortization, as applicable, associated with basis differences.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Significant estimates and assumptions include:
•Impairment assessments of investments, property, plant, and equipment, and intangible assets;
•Litigation-related contingencies;
•Environmental remediation obligations;
•Depreciation and/or amortization of long-lived assets;
•Depreciation and/or amortization of equity-method investment basis differences;
•Asset retirement obligations (AROs);
•Measurement of fair value of derivatives;
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
Regulatory accounting
Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC), and their rates are established by the FERC. Therefore, we have determined that it is appropriate under Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (ASC 980) that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management’s expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for these operations that are regulated can differ from the accounting requirements for nonregulated operations. For example, for regulated operations, allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in the process of construction and is capitalized as a cost of property, plant, and equipment because it constitutes an actual cost of construction under established regulatory practices; nonregulated operations are only allowed to capitalize the cost of debt funds related to construction activities, while a component for equity is prohibited. The components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

construction, AROs, shipper imbalance activity, fuel and power cost differentials, depreciation, negative salvage, pension and other postretirement benefits, customer tax refunds, and rate allowances for deferred income taxes at a historically higher federal income tax rate.
Our current and noncurrent regulatory asset and liability balances for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(Millions)
Current assets reported within Other current assets and deferred charges	$111	$64
Noncurrent assets reported within Regulatory assets, deferred charges, and other	415	442
Total regulated assets	$526	$506

Current liabilities reported within Accrued liabilities	$56	$59
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	1,324	1,314
Total regulated liabilities	$1,380	$1,373
Cash and cash equivalents
Cash and cash equivalents in our Consolidated Balance Sheet consist of highly liquid investments with original maturities of three months or less when acquired.
Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Financial assets from our natural gas transmission business, gathering and transportation business, marketing business, and upstream operations are segregated into separate pools for evaluation due to different counterparty risks inherent in each business. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as separate pools or the need for additional pools. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilize historical loss rates over many years, which include periods of both high and low commodity prices. Commodity prices could have a significant impact on a portion of our gathering and processing and upstream counterparties’ financial health and ability to satisfy current obligations. Our expected credit loss estimate considers both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity. In addition, our expected credit loss estimate considers potential contractual, physical, and commercial protections and outcomes in the case of a counterparty bankruptcy. The physical location and nature of our services help to mitigate collectability concerns of our gathering and processing producer customers. Our gathering lines in many cases are physically connected to the customers’ wellheads and pads, and there may not be alternative gathering lines nearby. The construction of gathering systems is capital intensive and it would be costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting customers’ production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows. Commodity price movements generally do not impact the majority of our natural gas transmission businesses customers’ financial condition.
We also provide marketing and risk management services to retail and wholesale gas marketers, utility companies, upstream producers, and industrial customers. These counterparties utilize netting agreements that enable us to net receivables and payables by counterparty upon settlement. We also net across product lines and against cash collateral received to collateralize receivable positions, provided the netting and cash collateral

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

agreements include such provisions. While the amounts due from, or owed to, our counterparties are settled net, they are recorded on a gross basis in our Consolidated Balance Sheet as accounts receivable and accounts payable.
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2021 and 2020.
Inventories
Inventories in our Consolidated Balance Sheet primarily consist of natural gas in underground storage, NGLs, and materials and supplies and primarily are stated at the lower of cost or net realizable value. The cost of inventories is primarily determined using the average-cost method.
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
We follow the successful efforts method of accounting for our undivided interest in upstream properties. Our oil and gas producing property costs are depreciated using a units of production method.
Gains or losses from the ordinary sale or retirement of property, plant, and equipment for regulated pipelines are credited or charged to accumulated depreciation. Gains or losses from the ordinary sale or retirement of property, plant, and equipment for nonregulated assets are primarily recorded in Other (income) expense – net included in Operating income (loss) in our Consolidated Statement of Income.
Ordinary maintenance and repair costs are generally expensed as incurred. Costs of major renewals and replacements are capitalized as property, plant, and equipment.
We record a liability and increase the basis in the underlying asset for the present value of each expected future ARO at the time the liability is initially incurred, typically when the asset is acquired or constructed. For our upstream properties, the ARO is recorded based on our working interest in the underlying properties. As regulated entities, Northwest Pipeline and Transco offset the depreciation of the underlying asset that is attributable to capitalized ARO cost to a regulatory asset as we expect to recover these amounts in future rates. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in Operating and maintenance expenses in our Consolidated Statement of Income, except for regulated entities, for which the increase in the liability results in a corresponding increase to a regulatory asset. The regulatory asset is amortized commensurate with our collection of those costs in rates.
Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Intangible assets
Our intangible assets included within Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet are primarily related to gas gathering, processing, and fractionation customer relationships. Our intangible assets are generally amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.
Impairment of property, plant, and equipment, intangible assets, and investments
We evaluate our property, plant, and equipment and intangible assets for impairment when, in our judgment, events or circumstances, including probable abandonment, indicate that the carrying value of such assets may not be recoverable. When an indicator of impairment has occurred, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether an impairment has occurred and we may apply a probability-weighted approach to consider the likelihood of different cash flow assumptions and possible outcomes, including selling the assets in the near term or holding them for their remaining estimated useful life. If an impairment of the carrying value has occurred, we determine the amount of the impairment to be recognized in our consolidated financial statements by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value. This evaluation is performed at the lowest level for which separately identifiable cash flows exist.
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
We evaluate our investments for impairment when, in our judgment, events or circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare our estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and we consider the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in our consolidated financial statements as an impairment charge.
Judgment and assumptions are inherent in our estimate of undiscounted future cash flows and an asset’s or investment’s fair value. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal.
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
Cash flows from revolving credit facility and commercial paper program
Proceeds and payments related to borrowings under our revolving credit facility are reflected in the financing activities in our Consolidated Statement of Cash Flows on a gross basis. Proceeds and payments related to borrowings under our commercial paper program are reflected in the financing activities in our Consolidated Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 13 – Debt and Banking Arrangements.)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Treasury stock
Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as Treasury stock, at cost in our Consolidated Balance Sheet. Gains and losses on the subsequent reissuance of shares are credited or charged to Capital in excess of par value in our Consolidated Balance Sheet using the average-cost method.
Derivative instruments and hedging activities
We are exposed to commodity price risk. We utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of energy commodities. We purchase natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future. Additionally, we enter into transactions to secure transportation capacity between delivery points in order to serve our customers and various markets. Commodity-based exchange-traded futures contracts and over-the-counter (OTC) contracts are used to capture the price differential or spread between the locations served by the capacity in order to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between receipt and delivery points occurs. Some commodity-related derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the natural gas marketing operations. These contracts generally meet the definition of derivatives and are typically not designated as hedges for accounting purposes. When a commodity-related derivative contract is settled physically, any cumulative unrealized gain or loss is reversed, and the contract price is recognized in the respective line item in our Consolidated Statement of Income representing the actual price of the underlying goods being delivered. Unrealized gains and losses on physically settled commodity-related derivative contracts are recognized in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income.
Realized and unrealized gains and losses on non-designated commodity-related derivative contracts that are financially settled are reported in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income.
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not recognized until the underlying transportation and storage transaction occurs. (See Note 18 – Derivatives.)
We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in Other current assets and deferred charges; Regulatory assets, deferred charges, and other; Accrued liabilities; or Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. These amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades.
The accounting for the changes in fair value of a commodity derivative can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivatives	Mark-to-market accounting

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

We may elect the normal purchases and normal sales exception for certain short- and long-term purchases and sales of physical energy commodities. Under accrual accounting, any change in the fair value of these derivatives is not reflected in our Consolidated Balance Sheet after the initial election of the exception.
We may also designate a hedging relationship for certain commodity derivatives. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income.
For commodity derivatives designated as a cash flow hedge, the change in fair value of the derivative is reported in Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheet and reclassified into earnings in the period in which the hedged item affects earnings. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by us. As of December 31, 2021, we are not applying hedge accounting to any commodity derivative instruments.
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. For our rate-regulated gas pipeline businesses that apply ASC 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipeline businesses and are not within the scope of ASC Topic 606, “Revenue from Contracts with Customers”. Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset. For our midstream businesses, reimbursement and service contracts with customers are viewed together as providing the same commercial objective, as we have the ability to negotiate the mix of consideration between reimbursements and amounts billed over time. Accordingly, we generally recognize reimbursements of construction costs from customers on a gross basis as a contract liability separate from the associated costs included within property, plant, and equipment. The contract liability is recognized into service revenues as the underlying performance obligations are satisfied.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Under keep-whole and percent-of-liquids processing contracts, we receive commodity consideration in the form of NGLs and take title to the NGLs at the tailgate of the plant. We recognize such commodity consideration as service revenue based on the market value of the NGLs retained at the time the processing is provided. The current market value, as opposed to the market value at the contract inception date, is used due to a combination of factors, including the fact that the volume, mix, and market price of NGL consideration to be received is unknown at the time of contract execution and is not specified in our contracts with customers. Additionally, product sales revenue (discussed below) is recognized upon the sale of the NGLs to a third party based on the sales price at the time of sale. As a result, revenue is recognized in our Consolidated Statement of Income both at the time the processing service is provided in Service revenues – commodity consideration and at the time the NGLs retained as part of the processing service are sold in Product sales. The recognition of revenue related to commodity consideration has the impact of increasing the book value of NGL inventory, resulting in higher cost of goods sold at the time of sale. Given that most inventory is sold in the same period that it is generated, the impact of these transactions is expected to have little impact to operating income.
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
In certain instances, we purchase NGLs, crude oil, and natural gas from our oil and natural gas producer customers which we remarket. In addition, we retain NGLs as consideration in certain processing arrangements,

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

as discussed above in the Service Revenues - Midstream businesses section. We also market natural gas and NGLs from the production at our upstream properties. We recognize revenue from the sale of these commodities when the products have been sold and delivered. Our product sales contracts are primarily short-term contracts based on prevailing market rates at the time of the transaction.
We purchase natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future, resulting in positive net product sales. Commodity-based exchange-traded futures contracts and OTC contracts are used to sell natural gas at that future price to substantially protect the natural gas revenues that will ultimately be realized when the stored natural gas is sold. Additionally, we enter into transactions to secure transportation capacity between delivery points in order to serve our customers and various markets.
The physical purchase, transportation, storage, and sale of natural gas are accounted for on a weighted-average cost or accrual basis, as appropriate, rather than on the fair value basis utilized for the derivatives used to mitigate the natural gas price risk associated with the storage and transportation portfolio. Monthly demand charges are incurred for the contracted storage and transportation capacity and payments associated with asset management agreements, and these demand charges and payments are recognized in our Consolidated Statement of Income in the period they are incurred. As we are acting as an agent for our natural gas marketing customers, our natural gas marketing revenues are presented net of the related costs of those activities.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Leases
We recognize a lease liability with an offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. We have elected to combine lease and nonlease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.
Our lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 20 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
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
Interest capitalized
We capitalize interest during construction on major projects with construction periods of at least 3 months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds (equity AFUDC). The latter is included in Other income (expense) – net below Operating income (loss) in our Consolidated Statement of Income. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on our average interest rate on debt.
Employee stock-based awards
We recognize compensation expense on employee stock-based awards on a straight-line basis; forfeitures are recognized when they occur.
Pension and other postretirement benefits
The funded status of each of the pension and other postretirement benefit plans is recognized separately in our Consolidated Balance Sheet as either an asset or liability. The plans’ benefit obligations and net periodic benefit costs (credits) are actuarially determined and impacted by various assumptions and estimates.
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
Unrecognized actuarial gains and losses are deferred and recorded in AOCI or, for Transco and Northwest Pipeline, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost (credit). Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 10 years for our pension plans and approximately 5 years for our other postretirement benefit plan.
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
Earnings (loss) per common share
Basic earnings (loss) per common share in our Consolidated Statement of Income is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share in our Consolidated Statement of Income includes any dilutive effect of nonvested restricted stock units, stock options, and convertible instruments, unless otherwise noted. Diluted earnings (loss) per common share is calculated using the treasury-stock method.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of December 31, 2021, we consolidate the following VIEs:
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
Cardinal
We own a 66 percent interest in Cardinal, a subsidiary that provides gathering services for the Utica Shale region and is a VIE due to certain risks shared with customers. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Cardinal’s economic performance. In accordance with the contract, future expansion activity is required to be funded with capital contributions from us and the other equity partner on a proportional basis.
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	December 31,
	2021	2020
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$78	$107
Trade accounts and other receivables – net	132	148
Inventories	3	—
Other current assets and deferred charges	7	7
Property, plant, and equipment – net	5,295	5,514
Intangible assets – net of accumulated amortization	2,267	2,376
Regulatory assets, deferred charges, and other	20	15
Accounts payable	(61)	(42)
Accrued liabilities	(29)	(34)
Regulatory liabilities, deferred income, and other	(287)	(289)
Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mt. Belvieu and is a VIE due primarily to our limited participating rights as the minority equity holder. At December 31, 2021, the carrying value of our investment in Targa Train 7 was $49 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
Sequent
On July 1, 2021, we completed the Sequent Acquisition in which we acquired 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. Total consideration for this acquisition was $159 million, which included $109 million related to working capital.
Operations acquired in the Sequent Acquisition focus on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas utilities, municipalities, power generators, and producers, as well as moving gas to markets through transportation and storage agreements on strategically positioned assets, including our Transco system. The purpose of the Sequent Acquisition was to expand our natural

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

gas marketing activities as well as optimize our pipeline and storage capabilities with expansions into new markets to reach incremental gas-fired power generation, liquified natural gas exports, and future renewable natural gas and other emerging opportunities.
The Sequent Acquisition was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values.
Pro forma revenues and earnings as if the Sequent Acquisition had been completed on January 1, 2020, are not materially different from our historical results for the years ended December 31, 2021 and 2020. During the period from the acquisition date of July 1, 2021 to December 31, 2021, Sequent’s results included net product sales of $(43) million (including $80 million of purchases from affiliates), net loss on commodity derivatives of $43 million, and unfavorable Modified EBITDA (as defined in Note 20 – Segment Disclosures) of $112 million. Both the net loss on commodity derivatives and Modified EBITDA amounts reflect a net unrealized loss on commodity derivatives of $109 million for the period.
Costs related to the Sequent Acquisition are approximately $5 million and are included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Sequent segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily intangible assets; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of the intangible assets were measured using an income approach. The inventory acquired relates to natural gas in underground storage. The fair value of this inventory was based on the market price of the underlying commodity at the acquisition date. See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the valuation techniques used to measure fair value of derivative assets and liabilities.

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Accounts receivable and accounts payable
Sequent provides services to retail and wholesale gas marketers, utility companies, upstream producers, and industrial customers. See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for our policy regarding netting receivables and payables.
Intangible assets
Intangible assets are primarily related to transportation and storage capacity contracts. The basis for determining the value of these intangible assets was estimated future net cash flows to be derived from acquired transportation and storage capacity contracts that provide future economic benefits due to their market location, discounted using an industry weighted-average cost of capital. This intangible asset is being amortized based on the expected benefit period over which the underlying contracts are expected to contribute to our cash flows ranging from 1 year to 8 years. As a result, we expect a significant portion of the amortization to be recognized within the first few years of this range. See Note 11 – Intangible Assets.
Commodity derivatives
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. We enter into commodity-related derivatives to economically hedge exposures to natural gas and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations; see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for our accounting policy for derivatives.
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
UEOM is involved primarily in the processing and fractionation of natural gas and NGLs in the Utica Shale play in eastern Ohio. The purpose of the acquisition was to enhance our position in the region. We expect synergies through common ownership of UEOM and our Ohio Valley midstream systems to create a more efficient platform for capital spending in the region, resulting in reduced operating and maintenance expenses and creating enhanced capabilities and benefits for producers in the area.
The acquisition of UEOM was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. In March 2019, based on the transaction price for our purchase of the remaining interest in UEOM as finalized just prior to the acquisition, we recognized a $74 million noncash impairment loss related to our existing 62 percent interest (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk). Thus, there was no gain or loss on remeasuring our existing equity-method investment to fair value due to the impairment recognized just prior to closing the acquisition of the additional interest.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
The goodwill recognized in the acquisition related primarily to enhancing and diversifying our basin positions and is reported within the Northeast G&P segment. Substantially all of the goodwill is deductible for tax purposes. The goodwill represented the excess of the consideration, plus the fair value of any previously held equity interest, over the fair value of the net assets acquired.
The goodwill recognized in the UEOM acquisition of $187 million, which includes a $1 million adjustment recorded in the first quarter of 2020, was impaired during first quarter of 2020. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in our Consolidated Statement of Income (see Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
Other intangible assets recognized in the acquisition are related to contractual customer relationships from gas gathering, processing, and fractionation agreements with our customers. See Note 11 – Intangible Assets for a discussion of the valuation and amortization of these intangible assets.
The following unaudited pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the year ended December 31, 2019 are presented as if the UEOM acquisition had been completed on January 1, 2018. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the date or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Year Ended December 31,
2019
(Millions)
Revenues	$8,233
Net income (loss) attributable to The Williams Companies, Inc.	928
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
Costs related to this acquisition are $4 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2019.
Northeast JV
Concurrent with the UEOM acquisition, we executed an agreement whereby we contributed our consolidated interests in UEOM and our Ohio Valley midstream business to a newly formed partnership. In June 2019, our partner invested approximately $1.33 billion for a 35 percent ownership interest, and we retained 65 percent ownership of, as well as operate and consolidate, the Northeast JV business. The change in ownership due to this transaction increased Noncontrolling interests in consolidated subsidiaries by $567 million, and decreased Capital in excess of par value by $426 million and Deferred income tax liabilities by $141 million in our Consolidated Balance Sheet as of December 31, 2019. Costs related to this transaction are $6 million and are reported within our Northeast G&P segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2019.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Sequent	Other	Eliminations	Total
	(Millions)
2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,547	$441	$—	$—	$—	$—	$—	$(33)	$2,955
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	344	1,308	1,157	—	—	(103)	2,706
Commodity consideration	—	—	52	7	179	—	—	—	238
Other	10	—	22	195	52	—	1	(16)	264
Total service revenues	2,557	441	418	1,510	1,388	—	1	(152)	6,163
Product sales	88	—	269	99	4,330	2,139	333	(637)	6,621
Total revenues from contracts with customers	2,645	441	687	1,609	5,718	2,139	334	(789)	12,784
Other revenues (1)	10	3	8	25	(73)	2,673	11	(13)	2,644
Other adjustments (2)	—	—	—	—	—	(4,898)	—	97	(4,801)
Total revenues	$2,655	$444	$695	$1,634	$5,645	$(86)	$345	$(705)	$10,627

2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,404	$449	$—	$—	$—	$—	$—	$(7)	$2,846
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	348	1,279	1,204	—	—	(75)	2,756
Commodity consideration	—	—	21	7	101	—	—	—	129
Other	10	—	27	164	65	—	1	(14)	253
Total service revenues	2,414	449	396	1,450	1,370	—	1	(96)	5,984
Product sales	80	—	114	57	1,565	—	—	(147)	1,669
Total revenues from contracts with customers	2,494	449	510	1,507	2,935	—	1	(243)	7,653
Other revenues (1)	10	—	9	22	8	—	33	(16)	66
Total revenues	$2,504	$449	$519	$1,529	$2,943	$—	$34	$(259)	$7,719

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Sequent	Other	Eliminations	Total
	(Millions)
2019
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,336	$450	$—	$—	$—	$—	$—	$(6)	$2,780
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	479	1,171	1,309	—	—	(75)	2,884
Commodity consideration	—	—	41	12	150	—	—	—	203
Other	11	—	26	147	42	—	—	(16)	210
Total service revenues	2,347	450	546	1,330	1,501	—	—	(97)	6,077
Product sales	106	—	185	150	1,795	—	—	(173)	2,063
Total revenues from contracts with customers	2,453	450	731	1,480	3,296	—	—	(270)	8,140
Other revenues (1)	1	—	8	20	14	—	30	(12)	61
Total revenues	$2,454	$450	$739	$1,500	$3,310	$—	$30	$(282)	$8,201

______________________________
(1)Revenues not derived from contracts with customers consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in the Consolidated Statement of Income, and realized and unrealized gains and losses associated with our derivative contracts, which are reported in Net gain (loss) on commodity derivatives in the Consolidated Statement of Income.

(2)Other adjustments relate to costs of Sequent’s risk management activities. As Sequent is acting as an agent for its customers, its revenues are presented net of the related costs of those activities in the Consolidated Statement of Income. In addition, all of Sequent’s derivative activities qualify as held for trading purposes, which requires net presentation.

Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2021	2020
	(Millions)
Balance at beginning of year	$12	$8
Revenue recognized in excess of amounts invoiced	184	145
Minimum volume commitments invoiced	(174)	(141)
Balance at end of year	$22	$12

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2021	2020
	(Millions)
Balance at beginning of year	$1,209	$1,215
Payments received and deferred	116	140
Significant financing component	10	11
Chesapeake global bankruptcy resolution	—	67
Contract liability acquired	1	—
Recognized in revenue	(210)	(224)
Balance at end of year	$1,126	$1,209

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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2021, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to December 31, 2021, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2021.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2022 (one year)	$138	$3,624
2023 (one year)	117	3,366
2024 (one year)	116	3,162
2025 (one year)	111	2,520
2026 (one year)	107	2,427
Thereafter	537	17,380
Total	$1,126	$32,479

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 5 – Other Income and Expenses
The following table presents by segment, certain items within Operating and maintenance expenses and Selling, general, and administrative expenses in the Consolidated Statement of Income:

	Transmission & Gulf of Mexico	Northeast G&P	West	Other
	(Millions)
2020
Income related to benefit policy change	$(22)	$(9)	$(9)	$—
2019
Severance and related costs	39	7	10	1

Additional Items

Other income (expense) – net below Operating income (loss) includes $17 million, $15 million, and $32 million of income for equity AFUDC within the Transmission & Gulf of Mexico segment for the years ended December 31, 2021, 2020, and 2019, respectively. Other income (expense) – net below Operating income (loss) also includes $4 million and $9 million of income for the years ended December 31, 2021 and 2019, respectively, and $(13) million of loss for the year ended December 31, 2020, associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction primarily within the Other segment.
Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Current:
Federal	$(1)	$(29)	$(41)
State	3	—	(5)
Foreign	—	—	2
	2	(29)	(44)
Deferred:
Federal	421	98	280
State	88	10	99
	509	108	379
Provision (benefit) for income taxes	$511	$79	$335

Reconciliations from the Provision (benefit) at statutory rate to recorded Provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Provision (benefit) at statutory rate	$435	$58	$224
Increases (decreases) in taxes resulting from:
Impact of nontaxable noncontrolling interests	(9)	3	29
State income taxes (net of federal benefit)	71	6	74
Federal valuation allowance	3	1	3
Other – net	11	11	5
Provision (benefit) for income taxes	$511	$79	$335

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Income (loss) from continuing operations before income taxes includes $2 million, $1 million, and $6 million of foreign loss in 2021, 2020, and 2019, respectively.
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
Significant components of Deferred income tax liabilities and Deferred income tax assets are as follows:

	December 31,
	2021	2020
	(Millions)
Deferred income tax liabilities:
Property, plant and equipment	$2,777	$2,320
Investments	1,669	1,515
Other	154	140
Total deferred income tax liabilities	4,600	3,975
Deferred income tax assets:
Accrued liabilities	872	747
Foreign tax credit	140	140
Federal loss carryovers	879	905
State losses and credits	421	445
Other	132	140
Total deferred income tax assets	2,444	2,377
Less valuation allowance	297	325
Net deferred income tax assets	2,147	2,052
Overall net deferred income tax liabilities	$2,453	$1,923
The valuation allowance at December 31, 2021 and 2020 serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. We considered all available positive and negative evidence, which incorporates available tax planning strategies, and management’s estimate of future reversals of existing taxable temporary differences, and have determined that a portion of our deferred income tax assets related to the Foreign tax credit and State losses and credits may not be realized. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits reflects increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. We have loss and credit carryovers in multiple state taxing jurisdictions. These attributes generally expire between 2022 and 2040 with some carryovers having indefinite carryforward periods.
Federal loss carryovers include deferred tax assets on loss carryovers of $879 million at the end of 2021 which have no expiration date.
Cash refunds for income taxes (net of payments) were $45 million, $40 million, and $86 million in 2021, 2020, and 2019, respectively.
As of December 31, 2021, we had approximately $52 million of unrecognized tax benefits. If recognized, income tax expense would be reduced by $51 million for 2021 and 2020, respectively, including the effect of these changes on other tax attributes, with state income tax amounts included net of federal tax effect. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly decrease within 12 months by as much

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

as $32 million due to the resolution of audits related to U.S. federal and state tax positions. If recognized, Provision (benefit) for income taxes would be reduced by $31 million, including the effect of these changes on other tax attributes, with state income tax amounts included net of federal tax effect. The remaining unrecognized tax positions, if recognized, would reduce Provision (benefit) for income taxes by $20 million in 2021 and 2020.
We recognize related interest and penalties as a component of Provision (benefit) for income taxes. Total interest and penalties recognized as part of income tax provision were benefits of $1 million in each of 2021 and 2020, and expenses of $1 million for 2019. Approximately $4 million of interest and penalties primarily relating to uncertain tax positions have been accrued as of both December 31, 2021 and 2020.
Consolidated U.S. Federal income tax returns are open to Internal Revenue Service (IRS) examination for years after 2010, excluding 2015 through 2017, for which the statutes have expired. As of December 31, 2021, examinations of tax returns for 2011 through 2013 are currently in appeals, 2014 is being surveyed, and 2018 is currently under examination. The statute for 2018 is extended to September 30, 2023. We do not expect material changes in our financial position resulting from these examinations. The statute of limitations for most states expires one year after expiration of the IRS statute. Generally, tax returns for our previously owned Canadian entities are closed. Tax years 2013 and 2014 were under income tax examination, but in September of 2021 we received “no change” letters for both years.
Note 7 – Earnings (Loss) Per Common Share from Continuing Operations

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions, except per-share amounts; shares in thousands)
Income (loss) from continuing operations available to common stockholders	$1,514	$208	$862
Basic weighted-average shares	1,215,221	1,213,631	1,212,037
Effect of dilutive securities:
Nonvested restricted stock units	2,973	1,531	1,811
Stock options	21	3	163
Diluted weighted-average shares	1,218,215	1,215,165	1,214,011
Earnings (loss) per common share from continuing operations:
Basic	$1.25	$.17	$.71
Diluted	$1.24	$.17	$.71

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 8 – Employee Benefit Plans
Pension Plans
We have noncontributory defined benefit pension plans for eligible employees hired prior to January 1, 2019. Eligible employees earn compensation credits based on a cash balance formula. As of January 1, 2020, certain active employees are no longer eligible to receive compensation credits.
Other Postretirement Benefits
We provide subsidized retiree medical benefits to a closed group of participants as well as retiree life insurance benefits to eligible participants. Medical benefits for Medicare eligible participants are paid through contributions to health reimbursement accounts. Benefits for all other participants are provided through a self-insured medical plan, which includes participant contributions and contains other cost-sharing features such as deductibles, co-payments, and co-insurance.
Defined Contribution Plan
We have a defined contribution plan for the benefit of substantially all employees. Plan participants may contribute a portion of their compensation on a pre-tax or after-tax basis. Generally, we match employee contributions up to 6 percent of eligible compensation. Additionally, eligible active employees that do not receive compensation credits under the defined benefit pension plan are eligible for an additional annual fixed-percentage contribution made by us to the defined contribution plan. Our contributions charged to expense were $45 million in 2021, $42 million in 2020, and $36 million in 2019.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,183	$1,237	$220	$215
Service cost	30	31	1	1
Interest cost	28	36	5	7
Plan participants’ contributions	—	—	2	2
Benefits paid	(83)	(41)	(14)	(14)
Net actuarial loss (gain) (1)	(21)	47	(14)	9
Settlements	(4)	(127)	—	—
Net increase (decrease) in benefit obligation	(50)	(54)	(20)	5
Benefit obligation at end of year	1,133	1,183	200	220
Change in plan assets:
Fair value of plan assets at beginning of year	1,357	1,299	278	247
Actual return on plan assets	62	212	16	37
Employer contributions	4	14	5	6
Plan participants’ contributions	—	—	2	2
Benefits paid	(83)	(41)	(14)	(14)
Settlements	(4)	(127)	—	—
Net increase (decrease) in fair value of plan assets	(21)	58	9	31
Fair value of plan assets at end of year	1,336	1,357	287	278
Funded status — overfunded (underfunded)	$203	$174	$87	$58
Amounts recognized in the Consolidated Balance Sheet:
Noncurrent assets	$229	$203	$91	$64
Current liabilities	(3)	(3)	(4)	(6)
Noncurrent liabilities	(23)	(26)	—	—
Funded status — overfunded (underfunded)	$203	$174	$87	$58

Accumulated benefit obligation	$1,118	$1,167
____________
(1)    Amounts are due primarily to the following factors:
2021: pension benefits - discount rate assumptions, partially offset by experience-related items; other postretirement benefits - discount rate assumption and experience-related items.
2020: pension benefits - discount rate assumptions, partially offset by cash balance interest crediting rate assumptions; other postretirement benefits - discount rate assumptions, partially offset by other experience-related items.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information for pension plans with obligations in excess of plan assets at December 31.

	2021	2020
	(Millions)
Projected benefit obligation	$26	$29
Accumulated benefit obligation	22	25
Fair value of plan assets	—	—
Pre-tax amounts recognized in Accumulated other comprehensive income (loss) at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
	(Millions)
Net actuarial gain (loss)	$(46)	$(101)	$4	$(25)
Additionally, as of December 31, 2021 and 2020, we have $150 million and $171 million, respectively, of pension and other postretirement plan amounts included in regulatory liabilities associated with our gas pipeline companies.
Net Periodic Benefit Cost (Credit)
Net periodic benefit cost (credit) for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$30	$31	$45	$1	$1	$1
Interest cost	28	36	50	5	7	8
Expected return on plan assets	(43)	(53)	(61)	(10)	(11)	(10)
Amortization of net actuarial loss	14	21	15	—	—	—
Net actuarial loss from settlements	1	9	1	—	—	—
Reclassification to regulatory liability	—	—	—	2	2	1
Net periodic benefit cost (credit) (1)	$30	$44	$50	$(2)	$(1)	$—
____________
(1)    Components other than Service cost are included in Other income (expense) – net below Operating income (loss) in the Consolidated Statement of Income.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Items Recognized in Other Comprehensive Income (Loss)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
	(Millions)
Net actuarial gain (loss) arising during the year	$40	$112	$88	$29	$(4)	$(9)
Amortization of net actuarial loss	14	21	15	—	—	—
Net actuarial loss from settlements	1	9	1	—	—	—
Total recognized in Other comprehensive income (loss)	$55	$142	$104	$29	$(4)	$(9)
Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations and Net periodic benefit cost (credit) as of December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Benefit obligations:
Discount rate	2.82%	2.45%	3.19%	2.93%	2.59%	3.27%
Rate of compensation increase	3.67	3.76	3.68	N/A	N/A	N/A
Cash balance interest crediting rate	3.00	3.00	3.50	N/A	N/A	N/A
Net periodic benefit cost (credit):
Discount rate	2.45%	3.08%	4.33%	2.59%	3.27%	4.39%
Expected long-term rate of return on plan assets	3.69	4.67	5.26	3.61	4.39	5.01
Rate of compensation increase	3.76	3.68	4.83	N/A	N/A	N/A
Cash balance interest crediting rate	3.00	3.50	4.25	N/A	N/A	N/A

We use mortality tables issued by the Society of Actuaries to measure the benefit obligations.
The assumed health care cost trend rate for 2022 is 6.9 percent. This rate decreases to 4.5 percent by 2028.
Plan Assets
The plans’ investment objectives include a framework to manage the volatility of the plans’ funded status and minimize future cash contributions. The plans follow a policy of diversifying the investments across various asset classes, strategies, and investment managers.
The investment policy for the pension plans includes target asset allocation percentages as well as permitted and prohibited investments designed to mitigate risks associated with investing. The December 31, 2021, target asset allocation was 25 percent equity securities and 75 percent fixed income securities, including investments in equity and fixed income mutual funds, commingled investment funds, and separate accounts.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our pension and other postretirement benefits plan assets by asset class at December 31 are as follows:

	2021
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$37	$—	$37	$14	$—	$14
Equity securities	42	19	61	39	10	49
Government debt securities	99	28	127	13	4	17
Corporate debt securities	—	350	350	—	47	47
Mutual fund - Municipal bonds	—	—	—	59	—	59
Other	(3)	2	(1)	(1)	—	(1)
	$175	$399	574	$124	$61	185
Commingled investment funds (3):
Equities			288			39
Fixed income			474			63
Total assets at fair value			$1,336			$287

	2020
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$21	$—	$21	$12	$—	$12
Equity securities	39	22	61	38	10	48
Government debt securities	110	32	142	14	4	18
Corporate debt securities	—	361	361	—	48	48
Mutual fund - Municipal bonds	—	—	—	52	—	52
Other	—	4	4	—	—	—
	$170	$419	589	$116	$62	178
Commingled investment funds (3):
Equities			288			38
Fixed income			480			62
Total assets at fair value			$1,357			$278
____________
(1)    Level 1 includes assets with fair values based on quoted prices in active markets for identical assets. Cash management funds, equity securities traded on U.S. exchanges, U.S. Treasury securities, and mutual funds are included in this level.
(2)    Level 2 includes assets with fair values determined by using significant other observable inputs. This level includes equity securities traded on active foreign exchanges and fixed income securities, other than U.S. Treasury securities, that are valued primarily using pricing models which incorporate observable inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.
(3)    The commingled investment funds are measured at fair value using net asset value (NAV) per share. Certain standard withdrawal restrictions generally apply, which may include redemption notification period restrictions ranging from 1 day to 15 days.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Plan Benefit Payments and Employer Contributions
Following are the expected benefit payments, which reflect the same assumptions previously discussed and future service as appropriate.

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2022	$86	$14
2023	82	13
2024	81	13
2025	81	12
2026	78	12
2027-2031	378	53
In 2022, we expect to contribute approximately $2 million to our pension plans and approximately $4 million to our other postretirement benefit plan.
Note 9 – Investing Activities
Investments

	Ownership Interest at December 31, 2021	December 31,
		2021	2020
		(Millions)
Equity method:
Appalachia Midstream Investments	(1)	$3,056	$3,087
RMM	50%	401	421
OPPL	50%	388	395
Blue Racer	50%	377	357
Discovery	60%	328	352
Laurel Mountain	69%	226	219
Gulfstream	50%	215	204
Other	Various	130	124
		5,121	5,159
Other		6	—
		$5,127	$5,159
___________
(1)Includes equity-method investments in multiple gathering systems in the Marcellus Shale with an approximate average 66 percent interest.
Basis differential
The carrying value of our Appalachia Midstream Investments exceeds our portion of the underlying net assets by approximately $1.2 billion at December 31, 2021 and 2020. These differences were assigned at the acquisition date to property, plant, and equipment and customer relationship intangible assets. Certain of our other equity-method investments have a carrying value less than our portion of the underlying net assets primarily due to other than temporary impairments that we have recognized but that were not required to be recognized in the investees’ financial statements. These differences total approximately $1.2 billion and $1.3 billion at December 31, 2021 and 2020, respectively, and were assigned to property, plant, and equipment and customer relationship intangible assets. Differences in the carrying value of our equity-method investments and our portion of the underlying net assets are

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

generally amortized over the remaining useful lives of the associated underlying assets and included in Equity earnings (losses) within the Consolidated Statement of Income.
Acquisition of additional interests in BRMH
As of December 31, 2019, we effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent interest in BRMH, whose primary asset is a 50 percent interest in Blue Racer. In November 2020, we paid $157 million, net of cash acquired, to acquire an additional 41 percent ownership interest in BRMH before acquiring the remaining interest of BRMH in September 2021. As such, we control and consolidate BRMH, reporting the 50 percent interest in Blue Racer as an equity-method investment. Since substantially all of the fair value of the BRMH assets acquired is concentrated in a single asset, the investment in Blue Racer, and we previously held a noncontrolling interest in BRMH, we recorded the November 2020 and September 2021 additional purchases of interests as asset acquisitions.
Purchases of and contributions to equity-method investments
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of our investments and included:

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Appalachia Midstream Investments	$84	$116	$140
Gulfstream	26	3	3
Blue Racer (1)	3	157	28
Laurel Mountain	2	5	36
Targa Train 7	—	6	43
RMM	—	—	145
Brazos Permian II	—	—	18
Other	—	38	40
	$115	$325	$453
___________
(1)See previous discussion in the section Acquisition of additional interests in BRMH above.
Dividends and distributions
The organizational documents of entities in which we have an equity-method investment generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of our investments and included:

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Appalachia Midstream Investments	$433	$357	$293
Gulfstream	90	93	86
Blue Racer (1)	47	47	42
RMM	45	39	38
Discovery	44	21	41
Laurel Mountain	33	31	30
OPPL	26	50	77
Other	39	15	50
	$757	$653	$657
___________
(1)See previous discussion in the section Acquisition of additional interests in BRMH above.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Impairments of Equity-Method Investments
See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for information regarding impairments of our equity-method investments of $1,046 million and $186 million for 2020 and 2019, respectively.
Other Investing Income (Loss) – Net
The following table presents certain items reflected in Other investing income (loss) – net in the Consolidated Statement of Income:

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Gain (loss) on deconsolidation of businesses	$—	$—	$(29)
Gain on disposition of Jackalope	—	—	122
Other	7	8	14
Other investing income (loss) – net	$7	$8	$107
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
Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2021	2020
	(Millions)
Assets (liabilities):
Current assets	$743	$630
Noncurrent assets	13,211	13,424
Current liabilities	(435)	(312)
Noncurrent liabilities	(3,774)	(3,884)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Gross revenue	$4,688	$2,625	$2,490
Operating income	1,191	508	685
Net income	1,006	459	598
Transactions with Equity-Method Investees
We have purchases from our equity-method investees included in Product costs in the Consolidated Statement of Income of $934 million, $348 million, and $304 million for the years ended 2021, 2020, and 2019, respectively. We have $89 million and $50 million included in Accounts payable in the Consolidated Balance Sheet with our equity-method investees at December 31, 2021 and 2020, respectively.
We have operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. The total charges to equity-method investees for these fees are $70 million, $79 million, and $103 million for the years ended 2021, 2020, and 2019, respectively.
Note 10 – Property, Plant, and Equipment
The following table presents nonregulated and regulated Property, plant, and equipment – net as presented on the Consolidated Balance Sheet for the years ended:

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2021	2020
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$18,203	$17,813
Construction in progress	Not applicable		331	289
Oil and gas properties	Units of production		572	98
Other	0 - 45		2,649	2,560
Regulated:
Natural gas transmission facilities		1.25 - 7.13	19,201	18,688
Construction in progress	Not applicable	Not applicable	475	382
Other	5 - 45	0.00 - 33.33	2,753	2,659
Total property, plant, and equipment, at cost			44,184	42,489
Accumulated depreciation and amortization			(14,926)	(13,560)
Property, plant, and equipment — net			$29,258	$28,929
__________
(1)    Estimated useful life and depreciation rates are presented as of December 31, 2021. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.
Depreciation and amortization expense for Property, plant, and equipment – net was $1.496 billion, $1.393 billion, and $1.390 billion in 2021, 2020, and 2019, respectively.
Regulated Property, plant, and equipment – net includes approximately $468 million and $507 million at December 31, 2021 and 2020, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.
Asset Retirement Obligations

Our accrued obligations primarily relate to offshore platforms and pipelines, oil and gas properties, gas transmission pipelines and facilities, gas processing, fractionation, and compression facilities, gas gathering well connections and pipelines, and underground storage caverns. At the end of the useful life of each respective asset, we are legally obligated to dismantle offshore platforms and appropriately abandon offshore pipelines, to remove certain components of gas transmission facilities from the ground, to restore land and remove surface equipment at gas processing, fractionation, and compression facilities, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, to plug storage caverns and remove any related surface equipment, and to plug producing wells and remove any related surface equipment.
The following table presents the significant changes to our ARO, of which $1.59 billion and $1.159 billion are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Accrued liabilities at December 31, 2021 and 2020, respectively.

	December 31,
	2021	2020
	(Millions)
Balance at beginning of year	$1,222	$1,165
Liabilities incurred (1)	336	37
Liabilities settled	(25)	(19)
Accretion	73	65
Revisions (2)	59	(26)
Balance at end of year	$1,665	$1,222
___________
(1)Includes $307 million and $31 million of ARO in 2021 and 2020, respectively, related to acquired upstream properties.
(2)Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, market risk premiums, discount rates, and the estimated remaining useful life of the assets. The 2021 revisions reflect changes in removal cost estimates, increases in the estimated remaining useful life of certain assets, increases in inflation rates, and new removal estimates. The 2020 revisions reflect changes in removal cost estimates, increases in the estimated remaining useful life of certain assets, decreases in inflation rates, and decreases in the discount rates used in the annual review process.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets, included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, at December 31 are as follows:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Customer relationships	$9,593	$(2,448)	$9,555	$(2,116)
Transportation and storage capacity contracts	267	(14)	—	—
Other intangible assets	6	(2)	6	(1)
	$9,866	$(2,464)	$9,561	$(2,117)
Customer Relationships
Customer relationships primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in acquisitions. Contractual customer relationships are being amortized on a straight-line basis over a period of 20 years for the acquisition of UEOM and 30 years for most other acquisitions, which represents a portion of the term over which the contractual customer relationships are expected to contribute to our cash flows.
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
The amortization expense related to customer relationships was $332 million, $328 million, and $324 million in 2021, 2020, and 2019, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $335 million.
Transportation and Storage Capacity Contracts
Certain transportation and storage capacity contracts were recognized as intangible assets as part of the Sequent Acquisition. (See Note 3 – Acquisitions.) The amortization expense related to transportation and storage capacity contracts was $14 million in 2021. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $159 million, $51 million, $21 million, $10 million, and $7 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 12 – Accrued Liabilities

	December 31,
	2021	2020
	(Millions)
Interest on debt	$277	$271
Employee costs	214	149
Derivative liabilities	166	4
Contract liabilities	134	129
Asset retirement obligations (Note 10)	75	63
Operating lease liabilities (Note 14)	23	28
Other, including accrued loss contingencies	312	300
	$1,201	$944

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 13 – Debt and Banking Arrangements
Long-Term Debt

	December 31,
	2021	2020
	(Millions)
Transco:
7.08% Debentures due 2026	$8	$8
7.25% Debentures due 2026	200	200
7.85% Notes due 2026	1,000	1,000
4% Notes due 2028	400	400
3.25% Notes due 2030	700	700
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
4.6% Notes due 2048	600	600
3.95% Notes due 2050	500	500
Other financing obligation — Atlantic Sunrise	830	847
Other financing obligation — Leidy South	72	—
Other financing obligation — Dalton	254	257
Northwest Pipeline:
7.125% Debentures due 2025	85	85
4% Notes due 2027	500	500
Williams:
4% Notes due 2021	—	500
7.875% Notes due 2021	—	371
3.35% Notes due 2022	750	750
3.6% Notes due 2022	1,250	1,250
3.7% Notes due 2023	850	850
4.5% Notes due 2023	600	600
4.3% Notes due 2024	1,000	1,000
4.55% Notes due 2024	1,250	1,250
3.9% Notes due 2025	750	750
4% Notes due 2025	750	750
3.75% Notes due 2027	1,450	1,450
3.5% Notes due 2030	1,000	1,000
2.6% Notes due 2031	1,500	—
7.5% Debentures due 2031	339	339
7.75% Notes due 2031	252	252
8.75% Notes due 2032	445	445
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	400
5.4% Notes due 2044	500	500
5.75% Notes due 2044	650	650
4.9% Notes due 2045	500	500
5.1% Notes due 2045	1,000	1,000
4.85% Notes due 2048	800	800
3.5% Notes due 2051	650	—
Various — 7.7% to 9.375% Notes and Debentures due 2021 to 2027	2	3
Credit facility loans	—	—
Unamortized debt issuance costs	(131)	(125)
Net unamortized debt premium (discount)	(56)	(63)
Total long-term debt, including current portion	23,675	22,344
Long-term debt due within one year	(2,025)	(893)
Long-term debt	$21,650	$21,451

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
The following table presents aggregate minimum maturities of long-term debt and other financing obligations, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years:

December 31, 2021
(Millions)
2022	$2,026
2023	1,478
2024	2,281
2025	1,619
2026	1,244
Issuances and retirements
On January 18, 2022, we early retired $1.25 billion of 3.6 percent senior unsecured notes due March 15, 2022.
On October 8, 2021, we completed a public offering of $600 million of 2.6 percent senior unsecured notes due 2031. The new 2031 notes are an additional issuance of the $900 million of 2.6 percent senior unsecured notes due 2031 issued on March 2, 2021, and will trade interchangeably with such notes. Also, on October 8, 2021, we completed a public offering of $650 million of 3.5 percent senior unsecured notes due 2051.
We retired $371 million of 7.875 percent senior unsecured notes that matured on September 1, 2021.
On August 16, 2021, we early retired $500 million of 4.0 percent senior unsecured notes due November 15, 2021.
On August 17, 2020, we early retired $600 million of 4.125 percent senior unsecured notes due November 15, 2020.
On May 14, 2020, we completed a public offering of $1 billion of 3.5 percent senior unsecured notes due 2030.
On May 8, 2020, Transco issued $700 million of 3.25 percent senior unsecured notes due 2030 and $500 million of 3.95 percent senior unsecured notes due 2050 to investors in a private debt placement. In the fourth quarter of 2020, Transco filed a registration statement and completed an exchange of these notes for substantially identical new notes that are registered under the Securities Act of 1933, as amended.
We retired $1.5 billion of 5.25 percent senior unsecured notes that matured on March 15, 2020.
We retired $14 million of 8.75 percent senior unsecured notes that matured on January 15, 2020.
We retired $32 million of 7.625 percent senior unsecured notes that matured on July 15, 2019.
Other financing obligations
During the construction of the Atlantic Sunrise, Leidy South, and Dalton projects, Transco received funding from co-owners for their proportionate share of construction costs. Amounts received were recorded within noncurrent liabilities and the costs associated with construction were capitalized in the Consolidated Balance Sheet. Upon placing these projects into service Transco began utilizing the co-owners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from its co-owners from noncurrent liabilities to debt. The obligations, which mature in 2038, 2041, and 2052, respectively, require monthly

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

interest and principal payments and bear interest rates of approximately 9 percent, 16 percent, and 9 percent, respectively.
Credit Facility

	December 31, 2021
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		16
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
Significant financial covenants under the Credit Agreement require the ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), each as defined in the Credit Agreement, to be no greater than 5.0 to 1.0, except that for any fiscal quarter in which the funding of the purchase price for an acquisition (whether effectuated as one or a series of related transactions) with an aggregate purchase price of $25 million or more has

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

been effected, and the following two fiscal quarters (in each case subject to certain limitations), the ratio of debt to EBITDA is to be no greater than 5.5 to 1.
The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Credit Agreement, must be no greater than 65 percent for each of Transco and Northwest Pipeline.
At December 31, 2021, we are in compliance with these covenants.
Commercial Paper Program
In 2018, we entered into a $4 billion commercial paper program that has been reduced to $3.5 billion in connection with the October 2021 Credit Agreement. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The net proceeds of issuances of the commercial paper notes are expected to be used to fund planned capital expenditures and for other general corporate purposes. At December 31, 2021 and 2020, no commercial paper was outstanding.
Cash Payments for Interest (Net of Amounts Capitalized)
Cash payments for interest (net of amounts capitalized) were $1.137 billion in 2021, $1.149 billion in 2020, and $1.153 billion in 2019.
Note 14 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Lease Cost:
Operating lease cost	$35	$37	$40
Variable lease cost	15	19	27
Sublease income	(1)	(1)	(2)
Total lease cost	$49	$55	$65
Cash paid for amounts included in the measurement of operating lease liabilities	$35	$30	$39

	December 31,
	2021	2020
	(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other in the Consolidated Balance Sheet)	$159	$182
Operating lease liabilities:
Current (included in Accrued liabilities in the Consolidated Balance Sheet)	$23	$28
Noncurrent (included in Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet)	$141	$161
Weighted-average remaining lease term – operating leases (years)	13	13
Weighted-average discount rate – operating leases	4.56%	4.60%

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

As of December 31, 2021, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2022	$28
2023	23
2024	19
2025	17
2026	17
Thereafter	122
Total future lease payments	226
Less amount representing interest	62
Total obligations under operating leases	$164
We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 15 – Stockholders' Equity
On February 1, 2022, our board of directors approved a regular quarterly dividend to common stockholders of $0.425 per share payable on March 28, 2022.
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program as of December 31, 2021.
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges (1)	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2020	$(3)	$(1)	$(92)	$(96)
Other comprehensive income (loss) before reclassifications	(40)	—	51	11
Amounts reclassified from accumulated other comprehensive income (loss)	41	—	11	52
Other comprehensive income (loss)	1	—	62	63
Balance at December 31, 2021	$(2)	$(1)	$(30)	$(33)
_______________
(1)As of December 31, 2021, we are not applying hedge accounting to any commodity derivative instruments.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Reclassifications out of AOCI are presented in the following table by component for the year ended December 31, 2021:

Component	Reclassifications	Classification
	(Millions)
Cash flow hedges:
Energy commodity contracts	$55	Net gain (loss) on commodity derivatives
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	15	Other income (expense) – net below Operating income (loss)
Income tax benefit	(18)	Provision (benefit) for income taxes
Reclassifications during the period	$52
Note 16 – Equity-Based Compensation
Williams’ Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan) provides common-stock-based awards to both employees and nonmanagement directors. To date, 50 million new shares have been authorized for making awards under the Plan, including 10 million shares added on April 28, 2020. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2021, 30 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 17 million shares were available for future grants.
Additionally, up to 5.2 million new shares of our common stock have been authorized to date to be available for sale under our Employee Stock Purchase Plan (ESPP), including 1.6 million shares added on April 28, 2020. Employees purchased 275 thousand shares at a weighted-average price of $19.47 per share during 2021. Approximately 1.4 million shares were available for purchase under the ESPP at December 31, 2021.
Operating and maintenance expenses and Selling, general, and administrative expenses in our Consolidated Statement of Income include equity-based compensation expense for the years ended December 31, 2021, 2020, and 2019 of $81 million, $52 million, and $57 million, respectively. Income tax benefit recognized related to the stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019 was $20 million, $13 million, and $14 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2021, was $64 million, all of which related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.7 years.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2021:

Restricted Stock Units Outstanding	Shares	Weighted- Average Fair Value (1)
	(Millions)
Nonvested at December 31, 2020	6.2	$23.53
Granted	2.7	$24.22
Forfeited	(0.1)	$18.59
Vested	(1.5)	$30.82
Nonvested at December 31, 2021	7.3	$22.35
______________
(1)Performance-based restricted stock units are valued considering measures such as total shareholder return utilizing a Monte Carlo valuation method, as well as return on capital employed, a ratio of debt to EBITDA, and available funds from operations. All time based restricted stock units are valued at the grant-date market price. Restricted stock units generally vest after three years.

Value of Restricted Stock Units	2021	2020	2019
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$24.22	$18.32	$25.87
Total fair value of restricted stock units vested during the year (in millions)	$46	$43	$29
Performance-based restricted stock units granted under the Plan represent 39 percent of nonvested restricted stock units outstanding at December 31, 2021. These grants may be earned at the end of the vesting period based on actual performance against a performance target. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.
Stock Options
There were no stock options granted in 2021, 2020, or 2019. At December 31, 2021, we had 5.2 million stock options that were both outstanding and exercisable, with a weighted-average exercise price of $33.51. The weighted-average remaining contractual life for stock options that were both outstanding and exercisable at December 31, 2021, was 2.9 years.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260	$260	$260	$—	$—
Commodity derivative assets (1)	84	84	2	81	1
Commodity derivative liabilities (1)	(488)	(488)	(69)	(403)	(16)
Additional disclosures:
Long-term debt, including current portion	(23,675)	(27,768)	—	(27,768)	—
Guarantees	(39)	(26)	—	(10)	(16)

Assets (liabilities) at December 31, 2020:
Measured on a recurring basis:
ARO Trust investments	$235	$235	$235	$—	$—
Commodity derivative assets	3	3	1	2	—
Commodity derivative liabilities	(6)	(6)	(3)	(1)	(2)
Additional disclosures:
Long-term debt, including current portion	(22,344)	(27,043)	—	(27,043)	—
Guarantees	(40)	(27)	—	(11)	(16)

(1)Excludes approximately $296 million of net cash collateral in Level 1.
Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets measured at fair value on a recurring basis
ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust that is specifically designated to fund future ARO’s. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.
Commodity derivatives: Commodity derivatives include exchange-traded contracts and OTC contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. Beginning in the third quarter of 2021 the fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. See Note 18 – Derivatives for additional information on our derivatives.
The following table presents a reconciliation of changes in fair value of our net commodity derivatives classified as Level 3 in the fair value hierarchy.

	Year Ended December 31,
	2021	2020
	(Millions)
Balance at beginning of period	$(2)	$(2)
Realized and unrealized gains (losses):
Included in income (loss)	(62)	—
Purchases, issuances, and settlements	13	—
Acquired derivatives (Note 3)	24	—
Transfers out of Level 3	12	—
Balance at end of period	$(15)	$(2)
Additional fair value disclosures
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton, Leidy South, and Atlantic Sunrise projects, which are included within long-term debt, were determined using an income approach (see Note 13 – Debt and Banking Arrangements).
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $25 million at December 31, 2021. Our exposure declines systematically through the remaining term of WilTel’s obligation.
The fair value of the guarantee associated with the indemnification related to a disposed operation was estimated using an income approach that considered probability-weighted scenarios of potential levels of future performance. The terms of the indemnification do not limit the maximum potential future payments associated with the guarantee. The carrying value of this guarantee is reported in Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet.

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
Nonrecurring fair value measurements
During the first quarter of 2020, we observed a significant decline in the publicly traded price of our common stock (NYSE: WMB), which declined 40 percent during the quarter, including a 26 percent decline in the month of March. These changes were generally attributed to macroeconomic and geopolitical conditions, including significant declines in crude oil prices driven by both surplus supply and a decrease in demand caused by the coronavirus (COVID-19) pandemic. As a result of these conditions, we performed an interim assessment of the goodwill associated with our Northeast G&P reporting unit as of March 31, 2020. This goodwill resulted from the March 2019 acquisition of UEOM (see Note 3 – Acquisitions).

The assessment considered the total fair value of the businesses within the Northeast G&P reporting unit, which was determined using income and market approaches. We utilized internally developed industry weighted-average discount rates and estimates of valuation multiples of comparable publicly traded gathering and processing companies. In assessing the fair value as of the March 31, 2020, measurement date, we were required to consider recent publicly available indications of value, which included lower observed publicly traded EBITDA market multiples as compared with recent history and significantly higher industry weighted-average discount rates. The fair value of the reporting unit was further reconciled to our estimated total enterprise value as of March 31, 2020, which considered observable valuation multiples of comparable publicly traded companies applied to each distinct business including the Northeast G&P reporting unit. This assessment indicated that the estimated fair value of the Northeast G&P reporting unit was below its carrying value, including goodwill. As a result of this Level 3 measurement, we recognized a full impairment charge of $187 million as of March 31, 2020, in Impairment of goodwill in our Consolidated Statement of Income. Our partner’s $65 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in our Consolidated Statement of Income (see Note 3 – Acquisitions).

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents impairments of assets and equity-method investments associated with certain nonrecurring fair value measurements within Level 3 of the fair value hierarchy, except as specifically noted.

				Impairments
				Year Ended December 31,
	Segment	Date of Measurement	Fair Value	2021	2020	2019
			(Millions)
Impairment of certain assets:
Certain capitalized project costs (1)	Transmission & Gulf of Mexico	June 30, 2021	$1	$2
Certain capitalized project costs (1)	Transmission & Gulf of Mexico	December 31, 2020	42		$170
Certain gathering assets (2)	Northeast G&P	December 31, 2020	5		12
Certain pipeline project (3)	Transmission & Gulf of Mexico	December 31, 2019	22			$354
Certain gathering assets (4)	West	December 31, 2019	25			20
Certain gathering assets (4)	West	June 30, 2019	40			59
Certain idle gathering assets (5)	West	March 31, 2019	—			12
Other impairments and write-downs (6)						19
Impairment of certain assets				$2	$182	$464
Impairment of equity-method investments:
RMM (7)	West	December 31, 2020	$421		$108
RMM (8)	West	March 31, 2020	557		243
Brazos Permian II (8)	West	March 31, 2020	—		193
BRMH (9)	Northeast G&P	March 31, 2020	191		229
Appalachia Midstream Investments (9)	Northeast G&P	March 31, 2020	2,700		127
Aux Sable (9)	Northeast G&P	March 31, 2020	7		39
Laurel Mountain (9)	Northeast G&P	March 31, 2020	236		10
Discovery (9)	Transmission & Gulf of Mexico	March 31, 2020	367		97
Laurel Mountain (10)	Northeast G&P	September 30, 2019	242			$79
Appalachia Midstream Investments (11)	Northeast G&P	September 30, 2019	102			17
Pennant (12)	Northeast G&P	August 31, 2019	11			17
UEOM (13)	Northeast G&P	March 17, 2019	1,210			74
Other						(1)
Impairment of equity-method investments				$—	$1,046	$186
______________
(1)Relates to capitalized project development costs for the Northeast Supply Enhancement project. As previously disclosed, approvals required for the project from the New York State Department of Environmental

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, developments in the political and regulatory environments caused us to slightly lower that assessed probability such that the capitalized project costs now required impairment. The estimated fair value of the materials within the capitalized project costs at December 31, 2020 considered other internal uses and salvage values for the Property, plant, and equipment – net. The remaining capitalized costs were determined to have no fair value. The estimated fair value of certain capitalized project costs at June 30, 2021, was determined by a market approach, which incorporated an indication of interest by a third-party.

(2)Relates to a gathering system in the Marcellus Shale region, that was sold in 2021. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net of accumulated amortization was determined using a market approach, which incorporated an indication of interest by a third party. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.

(3)Relates to the Constitution proposed pipeline project extending from Susquehanna County, Pennsylvania, to the Iroquois Gas Transmission and the Tennessee Gas Pipeline systems in New York. Although Constitution received a certificate of public convenience and necessity from the FERC to construct and operate the proposed pipeline and obtained, among other approvals, a waiver of the water quality certification under Section 401 of the Clean Water Act for the New York portion of the project, the members of Constitution, following extensive evaluation and discussion, determined that the underlying risk-adjusted return for this greenfield pipeline project had diminished in such a way that further development was no longer supported. The estimated fair value of the Property, plant, and equipment – net was based on probability-weighted third-party quotes. Our partners’ $209 million share of this impairment is reflected within Net income (loss) attributable to noncontrolling interests in our Consolidated Statement of Income.

(4)Relates to a gas gathering system in the Eagle Ford Shale region for which we expected declines in asset utilization and possible idling of the gathering system. As a result, we measured the fair value of these assets at December 31, 2019 using a market approach. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net at June 30, 2019, was determined using a market approach, which incorporated indications of interest from third parties.

(5)Reflects impairment of Property, plant, and equipment – net that is no longer in use for which the fair value was determined to be lower than the carrying value.

(6)Reflects multiple individually insignificant impairments and write-downs of other certain assets that may no longer be in use or are surplus in nature for which the fair value was determined to be lower than the carrying value.

(7)During the fourth quarter of 2020, RMM renegotiated service contracts with a significant customer in connection with the customer’s Chapter 11 bankruptcy proceedings. The renegotiated contracts result in lower service rates and lower projected future cash flows. As a result, we evaluated this investment for other-than-temporary impairment. The fair value was measured using an income approach. We utilized a discount rate of 18 percent in our analysis.

(8)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The fair value was measured using an income approach. Both investees operate in primarily oil-driven basins where significant expected reductions in producer activities led to reduced estimates of expected future cash flows. Our fair value estimates also reflected discount rates of approximately 17 percent for these investments. We also considered any debt held at

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

the investee level, and its impact to fair value. The industry weighted-average discount rates utilized were significantly influenced by the market declines previously discussed.

(9)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in BRMH and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments, including gathering systems that are part of Appalachia Midstream Investments, were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the market declines previously discussed.

(10)Relates to a gas gathering system in the Marcellus Shale region that was adversely impacted by lower sustained forward natural gas price expectations and changes in expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 10.2 percent in our analysis.

(11)Relates to a certain gathering system held in Appalachia Midstream Investments that was adversely impacted by changes in the timing of expected producer activity. The estimated fair value was determined using an income approach. We utilized a discount rate of 9 percent in our analysis.

(12)The estimated fair value of Pennant Midstream, LLC (Pennant) was determined by a market approach based on recent observable third-party transactions. These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.

(13)The estimated fair value at March 17, 2019, was determined by a market approach based on the transaction price for the purchase of the remaining interest in UEOM as finalized just prior to the signing and closing of the acquisition in March 2019 (see Note 3 – Acquisitions). These inputs resulted in a fair value measurement within Level 2 of the fair value hierarchy.
Concentration of Credit Risk
Accounts receivable
The following table summarizes concentration of receivables, net of allowances:

	December 31,
	2021	2020
	(Millions)
NGLs, natural gas, and related products and services	$486	$470
Regulated interstate natural gas transportation and storage	274	254
Marketing of natural gas and NGLs (1)	609	167
Upstream activities	82	1
Accounts Receivable related to revenues from contracts with customers	1,451	892
Derivative receivables (2)	462	—
Other	65	107
Trade accounts and other receivables - net	$1,978	$999

(1)Includes $290 million related to our Sequent segment as of December 31, 2021.
(2)Includes $462 million related to our Sequent segment as of December 31, 2021.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Customers include producers, distribution companies, industrial users, gas marketers, and pipelines primarily located in the continental United States. As a general policy, collateral is not required for receivables with the exception of the marketing receivables discussed below. Customers’ financial condition and credit worthiness are evaluated regularly and, based upon this evaluation, we may obtain collateral to support receivables.
We use established credit policies to determine and monitor the creditworthiness of gas marketing and trading counterparties, including requirements to post collateral or other credit security, as well as the quality of pledged collateral. Collateral or credit security is most often in the form of cash or letters of credit from an investment-grade financial institution, but may also include U.S. government securities. We also utilize netting agreements whenever possible to mitigate exposure to gas marketing and trading counterparty credit risk. When more than one derivative transaction with the same counterparty is outstanding and a legally enforceable netting agreement exists with that counterparty, the “net” mark-to-market exposure represents a reasonable measure of our credit risk with that counterparty.
Note 18 – Derivatives
Commodity-Related Derivatives
We are exposed to commodity price risk. To manage this volatility we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. Derivative positions are monitored using techniques including, but not limited to value at risk. Derivative instruments are recognized at fair value in our Consolidated Balance Sheet as either assets or liabilities and are presented on a net basis by counterparty, net of margin deposits. See Note 17 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for additional fair value information. In our Consolidated Statement of Cash Flows, any cash impacts of settled commodity-related derivatives are recorded as operating activities.
We enter into commodity-related derivatives to economically hedge exposures to natural gas, NGLs, and crude oil and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.
At December 31, 2021, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

Segment	Commodity	Unit of Measure	Net Long (Short) Position

Sequent (1)	Natural Gas	MMBtu	623,763,087
West - Central Hub Risk	Natural Gas Liquids	Barrels	302,000
West - Basis Risk	Natural Gas Liquids	Barrels	(19,649,000)
West - Central Hub Risk	Natural Gas	MMBtu	(22,375,500)
West - Basis Risk	Natural Gas	MMBtu	(33,050,500)
_______________
(1)Derivative instruments include both long and short natural gas positions. The volume represents the net of long natural gas positions of 4.0 billion MMBtu (million British thermal units) and short natural gas positions of 3.4 billion MMBtu.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Derivative Financial Statement Presentation
The fair value of commodity-related derivatives was reflected in our Consolidated Balance Sheet as follows:

	December 31, 2021		December 31, 2020
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Derivatives designated as hedging instruments
Current	$—	$—	$1	$(2)
Noncurrent	—	—	—	—
Total derivatives designated as hedging instruments	$—	$—	$1	$(2)

Derivatives not designated as hedging instruments
Current	$619	$(760)	$2	$(3)
Noncurrent	166	(429)	—	(1)
Total derivatives not designated as hedging instruments	$785	$(1,189)	$2	$(4)

Gross amounts recognized	$785	$(1,189)	$3	$(6)
Counterparty and collateral netting offset	(476)	772	—	—
Amounts recognized in our Consolidated Balance Sheet	$309	$(417)	$3	$(6)
For the years ended December 31, 2021, 2020, and 2019 the pre-tax effects of commodity-related derivatives instruments in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Year Ended December 31,
	2021	2020	2019
	(Millions)
Realized commodity-related derivatives designated as hedging instruments	$(55)	$(2)	$—
Realized commodity-related derivatives not designated as hedging instruments	16	(3)	(1)
Net unrealized gain (loss) from derivative instruments not designated as hedging instruments (1)	(109)	—	3
Net gain (loss) on commodity derivatives	$(148)	$(5)	$2
_______________
(1)All of the net loss in 2021 related to our Sequent segment. All of the net gain in 2019 related to our West segment.
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

transacting business with some of our counterparties. As of December 31, 2021 the required collateral in the event of a credit rating downgrade to non-investment grade status was $13 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At December 31, 2021, net cash collateral held on deposit in broker margin accounts was $296 million.
Note 19 – Contingent Liabilities and Commitments
Reporting of Natural Gas-Related Information to Trade Publications
Direct and indirect purchasers of natural gas in various states filed individual and class actions against us, our former affiliate WPX Energy, Inc. (WPX) and its subsidiaries, and others alleging the manipulation of published gas price indices in 2000 and 2002 and seeking unspecified amounts of damages. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues. We have agreed to indemnify WPX and its subsidiaries related to this matter.
In the individual action, filed by Farmland Industries Inc. (Farmland), the court issued an order on May 24, 2016, granting one of our co-defendant’s motion for summary judgment as to Farmland’s claims. On January 5, 2017, the court extended such ruling to us, entering final judgment in our favor. Farmland appealed. On March 27, 2018, the appellate court reversed the district court’s grant of summary judgment, and on April 10, 2018, the defendants filed a petition for rehearing with the appellate court, which was denied on May 9, 2018. The case was remanded to the Nevada federal district court and subsequently remanded to its originally filed court, the Kansas federal district court where we re-urged our motion for summary judgment. The district court denied the motion but granted our request to seek permission for an immediate appeal to the appellate court. Oral argument occurred before the appellate court on January 19, 2021. On June 22, 2021, the appellate court ruled that we are not entitled to summary judgment and remanded the case to the Kansas federal district court. The court scheduled trial to begin May 9, 2022. In January 2022, we reached an agreement to settle this action and it has been dismissed.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million. The court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the court entered final judgment in the case. Filing deadlines were stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also filed post-judgment motions including a Motion for New Trial and a Motion to Alter or Amend the Judgment. These post-trial motions were resolved with the court’s denial of the last motion on June 11, 2020. Our Statement of Points on Appeal was filed on July 13, 2020. On June 22, 2020, the court stayed the North Pole’s case pending resolution of the appeal in the State of Alaska and FHRA case. On December 23, 2020, we filed our opening brief on appeal. Oral argument was held on December 15, 2021. We have recorded an accrued liability in the amount of our estimate of the probable loss. It is reasonably possible that we may not be successful on appeal and could ultimately pay up to the amount of judgment.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery originally scheduled trial for May 20 through May 24, 2019; the court struck that setting and reset trial to occur in 2020. All 2020 trial settings were struck due to COVID-19. Trial was held May 10 through May 17, 2021. Post-trial argument occurred September 16, 2021. On December 29, 2021, the court entered judgment in our favor in the amount of $410 million, plus interest at the contractual rate, and our reasonable attorneys’ fees and expenses. The judgment may be appealed to the Delaware Supreme Court.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2021, we have accrued liabilities totaling $31 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2021, certain assessment studies were still in process for which the ultimate outcome may yield

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely propose and promulgate new rules and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, reviews and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compound and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in the Consolidated Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2021, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2021, we have accrued liabilities totaling $8 million for these costs.
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
At December 31, 2021, we have accrued environmental liabilities of $19 million related to these matters.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

At December 31, 2021, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment are approximately $214 million at December 31, 2021.
Commitments for Sequent pipeline transportation capacity, storage capacity, and gas supply are approximately $420 million at December 31, 2021.
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
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in the Consolidated Statement of Income:

	Year Ended December 31,
	2021	2020	2019
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$2,621	$2,379	$2,175
Northeast G&P	1,712	1,489	1,314
West	1,095	998	952
Sequent	(112)	—	—
Other	178	(15)	6
	5,494	4,851	4,447
Accretion expense associated with asset retirement obligations for nonregulated operations	(45)	(35)	(33)
Depreciation and amortization expenses	(1,842)	(1,721)	(1,714)
Impairment of goodwill	—	(187)	—
Equity earnings (losses)	608	328	375
Impairment of equity-method investments	—	(1,046)	(186)
Other investing income (loss) – net	7	8	107
Proportional Modified EBITDA of equity-method investments	(970)	(749)	(746)
Interest expense	(1,179)	(1,172)	(1,186)
(Provision) benefit for income taxes	(511)	(79)	(335)
Income (loss) from discontinued operations	—	—	(15)
Net income (loss)	$1,562	$198	$714

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Income and Other financial information:

	Transmission & Gulf of Mexico	Northeast G&P	West	Sequent (1)	Other	Eliminations	Total
	(Millions)
2021
Segment revenues:
Service revenues
External	$3,310	$1,490	$1,181	$—	$20	$—	$6,001
Internal	75	38	40	—	12	(165)	—
Total service revenues	3,385	1,528	1,221	—	32	(165)	6,001
Total service revenues – commodity consideration	52	7	179	—	—	—	238
Product sales
External	231	13	4,117	37	138	—	4,536
Internal	118	86	213	(80)	195	(532)	—
Total product sales	349	99	4,330	(43)	333	(532)	4,536
Net gain (loss) on commodity derivatives (2)	—	—	(85)	(43)	(20)	—	(148)
Total revenues	$3,786	$1,634	$5,645	$(86)	$345	$(697)	$10,627

Other financial information:
Additions to long-lived assets	$861	$164	$209	$1	$620	$—	$1,855
Proportional Modified EBITDA of equity-method investments	183	682	105	—	—	—	970

2020
Segment revenues:
Service revenues
External	$3,207	$1,416	$1,280	$—	$21	$—	$5,924
Internal	50	49	—	—	13	(112)	—
Total service revenues	3,257	1,465	1,280	—	34	(112)	5,924
Total service revenues – commodity consideration	21	7	101	—	—	—	129
Product sales
External	144	16	1,511	—	—	—	1,671
Internal	47	41	56	—	—	(144)	—
Total product sales	191	57	1,567	—	—	(144)	1,671
Net gain (loss) on commodity derivatives (2)	—	—	(5)	—	—	—	(5)
Total revenues	$3,469	$1,529	$2,943	$—	$34	$(256)	$7,719

Other financial information:
Additions to long-lived assets	$706	$137	$318	$—	$122	$—	$1,283
Proportional Modified EBITDA of equity-method investments	166	473	110	—	—	—	749

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Sequent (1)	Other	Eliminations	Total
	(Millions)
2019
Segment revenues:
Service revenues
External	$3,261	$1,291	$1,364	$—	$17	$—	$5,933
Internal	50	47	—	—	13	(110)	—
Total service revenues	3,311	1,338	1,364	—	30	(110)	5,933
Total service revenues – commodity consideration	41	12	150	—	—	—	203
Product sales
External	217	115	1,731	—	—	—	2,063
Internal	71	35	64	—	—	(170)	—
Total product sales	288	150	1,795	—	—	(170)	2,063
Net gain (loss) on commodity derivatives (2)	—	—	2	—	—	—	2
Total revenues	$3,640	$1,500	$3,311	$—	$30	$(280)	$8,201

Other financial information:
Additions to long-lived assets	$1,341	$1,245	$304	$—	$21	$—	$2,911
Proportional Modified EBITDA of equity-method investments	177	454	115	—	—	—	746
______________
(1)    Sequent nets revenues from marketing and trading activities with the associated costs.
(2)    We record transactions that qualify as derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains and losses on derivatives held for energy trading purposes are presented on a net basis in revenue.
The following table reflects Total assets and Equity-method investments by reportable segments:

	Total Assets		Equity-Method Investments
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(Millions)
Transmission & Gulf of Mexico	$20,392	$19,110	$602	$610
Northeast G&P	14,938	14,569	3,681	3,682
West	10,851	10,558	838	867
Sequent	1,592	—	—	—
Other (1)	3,233	927	—	—
Eliminations (2)	(3,394)	(999)	—	—
Total	$47,612	$44,165	$5,121	$5,159
______________
(1)    Increase in Other is due primarily to an increased cash balance and the acquisitions of oil and gas properties in 2021.
(2)    Eliminations primarily relate to the intercompany notes and accounts receivable generated by our cash management program.

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2021
Deferred tax asset valuation allowance (1)	$325	$(28)	$—	$—	$297
2020
Deferred tax asset valuation allowance (1)	319	6	—	—	325
2019
Deferred tax asset valuation allowance (1)	320	(1)	—	—	319
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
As disclosed in Note 3 – Acquisitions of Notes to Consolidated Financial Statements, we acquired Sequent on July 1, 2021, and its total revenues constituted approximately (0.8) percent of total revenues as shown on our consolidated financial statements for the year ended December 31, 2021 (Sequent’s total revenues, excluding net gain (loss) on commodity derivatives, constituted approximately (0.4) percent of total revenues, excluding net gain (loss) on commodity derivatives during that period). Sequent’s total assets constituted approximately 3.3 percent of total assets as shown on our consolidated financial statements as of December 31, 2021. We excluded Sequent’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
Other than as set forth above, there have been no changes during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, which excluded Sequent’s internal control over financial reporting as previously discussed, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Williams Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp., which are included in the 2021 consolidated financial statements of the Company and collectively constituted $1,592 million and $11 million of total and net assets, respectively, as of December 31, 2021 and $(86) million and $(131) million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 28, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Corporate Governance and Board Matters” in our definitive proxy statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held April 26, 2022, which shall be filed no later than March 17, 2022 (Proxy Statement), which information is incorporated by reference herein.

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
Item 11. Executive Compensation
The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Director Compensation,” “Compensation and Management Development Committee Report on Executive Compensation,” and “Compensation and Management Development Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation and Management Development Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.
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
By-laws of The Williams Companies, Inc., as last amended effective July 28, 2021 (filed on August 2, 2021 as Exhibit 3.4 to The Williams Companies Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

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
Fourth Supplemental Indenture, dated as of March 2, 2021, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 2, 2021, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.14	—
Fifth Supplemental Indenture, dated as of October 8, 2021, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on October 8, 2021, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
Fourth Supplemental Indenture, dated as of November 15, 2013, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 18, 2013, as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-32599) and incorporated herein by reference).

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

4.27	—
Eleventh Supplemental Indenture, dated as of August 10, 2018, between The Williams Companies Inc. and The Bank of New York Mellon Trust Company, N.A. (filed on August 10, 2018, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.28	—
Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, Trustee (filed September 14, 1995, as Exhibit 4.1 to Northwest Pipeline’s registration statement on Form S-3 (File No. 033-62639) and incorporated herein by reference).

4.29	—
Indenture, dated as of April 3, 2017, between Northwest Pipeline LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on April 3, 2017, as Exhibit 4.1 to Northwest Pipeline’s current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

4.30	—
Senior Indenture, dated as of July 15, 1996, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996, as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s registration statement on Form S-3 (File No. 333-02155) and incorporated herein by reference).

4.31	—
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

Exhibit No.		Description

4.33	—
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

10.13§	—
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

10.16§	—
Form of Amended 2019 Executive Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.4 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.17§	—
Amended Form of 2019 Performance-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 4, 2020, as Exhibit 10.1 to The Williams Companies Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.18§	—
Form of Amended 2019 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.19§	—
Form of 2019 Time-Based Restricted Stock Unit Agreement among Williams and certain employees and officers (filed on May 2, 2019, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.20§	—
Form of Amended 2019 Time-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.2 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

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
Form of Amended 2020 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.6 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.24§	—
Form of 2020 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 4, 2020, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.25§	—
Form of Amended 2020 Time-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.5 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.26§	—
Form of 2020 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors (filed on May 4, 2020, as Exhibit 10.4 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.27§	—
Form of Amended 2021 Time-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.7 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.28§	—
Form of 2021 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on May 3, 2021, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.29§	—
Form of Amended 2021 Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers (filed on November 1, 2021, as Exhibit 10.8 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.30§	—
Form of 2021 Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on February 24, 2021, as Exhibit 10.28 to The Williams Companies, Inc.’s Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.31§*	—	Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.

10.32§	—
Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors (filed on February 24, 2021, as Exhibit 10.29 to The Williams Companies, Inc.’s Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.33§*	—	Form of Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.

10.34§	—
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
The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective October 26, 2021 (filed on November 1, 2021, as Exhibit 10.9 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.39	—
Amended and Restated Credit Agreement dated as of October 8, 2021, between The Williams Companies, Inc., Northwest Pipeline LLC, and Transcontinental Gas Pipe Line Company, LLC, as borrowers, the lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent (filed on October 8, 2021, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

THE WILLIAMS COMPANIES, INC. (Registrant)

By:	/s/ MARY A. HAUSMAN
Mary A. Hausman Vice President, Chief Accounting Officer and Controller
Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	President, Chief Executive Officer and Director	February 28, 2022
Alan S. Armstrong	(Principal Executive Officer)

/s/ JOHN D. PORTER	Senior Vice President and Chief Financial Officer	February 28, 2022
John D. PORTER	(Principal Financial Officer)

/s/ MARY A. HAUSMAN	Vice President, Chief Accounting Officer and Controller	February 28, 2022
Mary A. Hausman	(Principal Accounting Officer)

/s/ STEPHEN W. BERGSTROM	Chairman of the Board	February 28, 2022
Stephen W. Bergstrom

/s/ NANCY K. BUESE	Director	February 28, 2022
Nancy K. Buese

/s/ STEPHEN I. CHAZEN	Director	February 28, 2022
Stephen I. Chazen

/s/ CHARLES I. COGUT	Director	February 28, 2022
Charles I. Cogut

/s/ MICHAEL A. CREEL	Director	February 28, 2022
Michael A. Creel

/s/ STACEY H. DORÉ	Director	February 28, 2022
Stacey H. Doré

/s/ PETER A. RAGAUSS	Director	February 28, 2022
Peter A. Ragauss

/s/ ROSE M. ROBESON	Director	February 28, 2022
Rose M. Robeson

Signature	Title	Date

/s/ SCOTT D. SHEFFIELD	Director	February 28, 2022
Scott D. Sheffield

/s/ MURRAY D. SMITH	Director	February 28, 2022
Murray D. Smith

/s/ WILLIAM H. SPENCE	Director	February 28, 2022
William H. Spence