Form 10-Q
period 2022-03-31
WILLIAMS COMPANIES, INC.
filed 2022-05-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 28, 2022
Common Stock, $1.00 par value	1,218,011,601

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
•Changes in the current geopolitical situation, including the Russian invasion of Ukraine;
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2022, we account for as equity-method investments, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,537	$1,452
Service revenues – commodity consideration	77	49
Product sales	1,104	1,147
Net gain (loss) on commodity derivatives	(194)	(36)
Total revenues	2,524	2,612
Costs and expenses:
Product costs	803	932
Processing commodity expenses	30	21
Operating and maintenance expenses	394	360
Depreciation and amortization expenses	498	438
Selling, general, and administrative expenses	154	123
Other (income) expense – net	(9)	(1)
Total costs and expenses	1,870	1,873
Operating income (loss)	654	739
Equity earnings (losses)	136	131
Other investing income (loss) – net	1	2
Interest incurred	(289)	(296)
Interest capitalized	3	2
Other income (expense) – net	5	(2)
Income (loss) before income taxes	510	576
Less: Provision (benefit) for income taxes	118	141
Net income (loss)	392	435
Less: Net income (loss) attributable to noncontrolling interests	12	9
Net income (loss) attributable to The Williams Companies, Inc.	380	426
Less: Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$379	$425
Basic earnings (loss) per common share:
Net income (loss)	$.31	$.35
Weighted-average shares (thousands)	1,216,940	1,214,646
Diluted earnings (loss) per common share:
Net income (loss)	$.31	$.35
Weighted-average shares (thousands)	1,221,279	1,217,211

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Millions)
Net income (loss)	$392	$435
Other comprehensive income (loss):
Cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($1) in 2022 and $2 in 2021	3	(9)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— in 2022 and $— in 2021	—	2
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) in 2022 and ($1) in 2021	2	3
Other comprehensive income (loss)	5	(4)
Comprehensive income (loss)	397	431
Less: Comprehensive income (loss) attributable to noncontrolling interests	12	9
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$385	$422
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2022	December 31, 2021
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$604	$1,680
Trade accounts and other receivables	1,987	1,986
Allowance for doubtful accounts	(14)	(8)
Trade accounts and other receivables – net	1,973	1,978
Inventories	201	379
Derivative assets	104	301
Other current assets and deferred charges	272	211
Total current assets	3,154	4,549
Investments	5,107	5,127
Property, plant, and equipment	44,416	44,184
Accumulated depreciation and amortization	(15,230)	(14,926)
Property, plant, and equipment – net	29,186	29,258
Intangible assets – net of accumulated amortization	7,278	7,402
Regulatory assets, deferred charges, and other	1,324	1,276
Total assets	$46,049	$47,612
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,584	$1,746
Accrued liabilities	1,099	1,201
Long-term debt due within one year	1,625	2,025
Total current liabilities	4,308	4,972
Long-term debt	20,801	21,650
Deferred income tax liabilities	2,570	2,453
Regulatory liabilities, deferred income, and other	4,399	4,436
Contingent liabilities and commitments (Note 12)
Equity:
Stockholders’ equity:
Preferred stock	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2022 and December 31, 2021; 1,252 million shares issued at March 31, 2022 and 1,250 million shares issued at December 31, 2021)	1,252	1,250
Capital in excess of par value	24,476	24,449
Retained deficit	(13,378)	(13,237)
Accumulated other comprehensive income (loss)	(28)	(33)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,316	11,423
Noncontrolling interests in consolidated subsidiaries	2,655	2,678
Total equity	13,971	14,101
Total liabilities and equity	$46,049	$47,612

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2021	$35	$1,250	$24,449	$(13,237)	$(33)	$(1,041)	$11,423	$2,678	$14,101
Net income (loss)	—	—	—	380	—	—	380	12	392
Other comprehensive income (loss)	—	—	—	—	5	—	5	—	5
Cash dividends – common stock ($0.425 per share)	—	—	—	(518)	—	—	(518)	—	(518)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Stock-based compensation and related common stock issuances, net of tax	—	2	27	—	—	—	29	—	29
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Other	—	—	—	(3)	—	—	(3)	(1)	(4)
Net increase (decrease) in equity	—	2	27	(141)	5	—	(107)	(23)	(130)
Balance – March 31, 2022	$35	$1,252	$24,476	$(13,378)	$(28)	$(1,041)	$11,316	$2,655	$13,971

Balance – December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	426	—	—	426	9	435
Other comprehensive income (loss)	—	—	—	—	(4)	—	(4)	—	(4)
Cash dividends – common stock ($0.41 per share)	—	—	—	(498)	—	—	(498)	—	(498)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation and related common stock issuances, net of tax	—	1	10	—	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2	2
Other	—	—	3	(5)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	1	13	(77)	(4)	—	(67)	(43)	(110)
Balance – March 31, 2021	$35	$1,249	$24,384	$(12,825)	$(100)	$(1,041)	$11,702	$2,771	$14,473

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$392	$435
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	498	438
Provision (benefit) for deferred income taxes	115	144
Equity (earnings) losses	(136)	(131)
Distributions from unconsolidated affiliates	212	176
Net unrealized (gain) loss from derivative instruments	123	—
Amortization of stock-based awards	21	20
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(3)	(59)
Inventories	178	(8)
Other current assets and deferred charges	(65)	(6)
Accounts payable	(138)	38
Accrued liabilities	(149)	(116)
Changes in current and noncurrent derivative assets and liabilities	101	(6)
Other, including changes in noncurrent assets and liabilities	(67)	(10)
Net cash provided (used) by operating activities	1,082	915
FINANCING ACTIVITIES:
Proceeds from long-term debt	3	897
Payments of long-term debt	(1,256)	(5)
Proceeds from issuance of common stock	37	3
Common dividends paid	(518)	(498)
Dividends and distributions paid to noncontrolling interests	(37)	(54)
Contributions from noncontrolling interests	3	2
Payments for debt issuance costs	—	(6)
Other – net	(30)	(13)
Net cash provided (used) by financing activities	(1,798)	326
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(291)	(260)
Dispositions – net	(6)	(1)
Contributions in aid of construction	(3)	19
Purchases of and contributions to equity-method investments	(56)	(14)
Other – net	(4)	(1)
Net cash provided (used) by investing activities	(360)	(257)
Increase (decrease) in cash and cash equivalents	(1,076)	984
Cash and cash equivalents at beginning of year	1,680	142
Cash and cash equivalents at end of period	$604	$1,126
_____________
(1) Increases to property, plant, and equipment	$(260)	$(263)
Changes in related accounts payable and accrued liabilities	(31)	3
Capital expenditures	$(291)	$(260)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States. Effective January 1, 2022, following an organizational realignment, our natural gas liquid (NGL) and natural gas marketing services, previously reported within the West segment, along with the former Sequent segment, are now all managed within the Gas & NGL Marketing Services segment. As a result, our operations are presented within the following reportable segments as of March 31, 2022: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities, including our upstream operations, as well as corporate activities are included in Other. Prior period segment disclosures have been recast for the new segment presentation. Additionally, beginning in 2022 and concurrent with the integration of our legacy gas marketing operations and the marketing operations acquired in the Sequent Acquisition (see Note 3 – Acquisitions), all natural gas marketing revenues from Gas & NGL Marketing Services are presented net of the related costs of those activities in our Consolidated Statement of Income, as subsequent to the integration the entire natural gas marketing portfolio is considered held for trading purposes which requires net presentation.
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
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer), and Appalachia

Notes (Continued)	Table of Contents
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
Gas & NGL Marketing Services is comprised of our NGL and natural gas marketing and trading operations, which includes risk management and the storage and transportation of natural gas on strategically positioned assets, including our Transco system.
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2022, we consolidate the following VIEs:
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

Notes (Continued)	Table of Contents
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	March 31, 2022	December 31, 2021
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$116	$78
Trade accounts and other receivables – net	104	132
Inventories	3	3
Other current assets and deferred charges	4	7
Property, plant, and equipment – net	5,237	5,295
Intangible assets – net of accumulated amortization	2,240	2,267
Regulatory assets, deferred charges, and other	23	20
Accounts payable	(50)	(61)
Accrued liabilities	(32)	(29)
Regulatory liabilities, deferred income, and other	(286)	(287)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mt. Belvieu and is a VIE due primarily to our limited participating rights as the minority equity holder. At March 31, 2022, the carrying value of our investment in Targa Train 7 was $47 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
Sequent Acquisition
On July 1, 2021, we completed the acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp (Sequent Acquisition). Total consideration for this acquisition was $159 million, which included $109 million related to working capital. The purpose of the Sequent Acquisition was to expand our natural gas marketing activities as well as optimize our pipeline and storage capabilities with expansions into new markets to reach incremental gas-fired power generation, liquified natural gas exports, and future renewable natural gas and other emerging opportunities.
The following unaudited pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2021, are presented as if the Sequent Acquisition had been completed on January 1, 2020. These pro forma amounts are not necessarily indicative of what the actual results would have been if the Sequent Acquisition had in fact occurred on the date or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)	Table of Contents

Three Months Ended March 31,
2021
(Millions)
Revenues	$2,910
Net income (loss) attributable to The Williams Companies, Inc.	547
Seasonality can impact natural gas usage and operating results; thus, the results for the operations acquired in the Sequent Acquisition for interim periods are not necessarily indicative of annual results and can vary significantly from quarter to quarter. The results for the operations acquired in the Sequent Acquisition for the three months ended March 31, 2021, were favorably impacted by Winter Storm Uri.
During the period from the acquisition date of July 1, 2021 to December 31, 2021, results for the operations acquired in the Sequent Acquisition included net product sales of $(43) million (including $80 million of purchases from affiliates), net loss on commodity derivatives of $43 million, and unfavorable Modified EBITDA (as defined in Note 13 – Segment Disclosures) of $112 million. Both the Revenues and Modified EBITDA amounts reflect a net unrealized loss on commodity derivatives of $109 million for the period.
Costs related to the Sequent Acquisition for the period from the acquisition date of July 1, 2021 to December 31, 2021 were approximately $5 million and were included in Selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2021.
The Sequent Acquisition was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Gas & NGL Marketing Services segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. The fair value of the intangible assets were measured using an income approach. The inventory acquired relates to natural gas in underground storage. The fair value of this inventory was based on the market price of the underlying commodity at the acquisition date. See Note 10 – Fair Value Measurements and Guarantees for the valuation techniques used to measure fair value of derivative assets and liabilities.

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

Notes (Continued)	Table of Contents
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$665	$113	$—	$—	$—	$—	$—	$(18)	$760
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	82	323	317	—	—	(30)	692
Commodity consideration	—	—	21	7	49	—	—	—	77
Other	2	—	6	51	12	1	—	(6)	66
Total service revenues	667	113	109	381	378	1	—	(54)	1,595
Product sales	16	—	87	36	187	2,470	104	(393)	2,507
Total revenues from contracts with customers	683	113	196	417	565	2,471	104	(447)	4,102
Other revenues (1)	3	1	2	6	(3)	1,615	(65)	(3)	1,556
Other adjustments (2)	—	—	—	—	—	(3,232)	—	98	(3,134)
Total revenues	$686	$114	$198	$423	$562	$854	$39	$(352)	$2,524

Three Months Ended March 31, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$625	$113	$—	$—	$—	$—	$—	$(3)	$735
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	86	311	269	—	—	(28)	638
Commodity consideration	—	—	11	3	35	—	—	—	49
Other	3	—	3	41	19	1	—	(5)	62
Total service revenues	628	113	100	355	323	1	—	(36)	1,484
Product sales	14	—	53	32	150	1,088	56	(248)	1,145
Total revenues from contracts with customers	642	113	153	387	473	1,089	56	(284)	2,629
Other revenues (1)	2	—	2	6	3	(34)	7	(3)	(17)
Total revenues	$644	$113	$155	$393	$476	$1,055	$63	$(287)	$2,612

______________________________
(1)Revenues not derived from contracts with customers consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in our Consolidated Statement of Income, and realized and unrealized gains and losses associated with our derivative contracts, which are reported in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income.

Notes (Continued)	Table of Contents
(2)Other adjustments reflect certain costs of Gas & NGL Marketing Services’ risk management activities. As we are acting as agent for natural gas marketing customers, the resulting revenues are presented net of the related costs of those activities in our Consolidated Statement of Income. In addition, the related derivatives qualify as held for trading purposes, which requires net presentation. (See Note 1 – General, Description of Business, and Basis of Presentation.)
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended March 31,
	2022	2021
	(Millions)
Balance at beginning of period	$22	$12
Revenue recognized in excess of amounts invoiced	55	45
Minimum volume commitments invoiced	(41)	(32)
Balance at end of period	$36	$25
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2022	2021
	(Millions)
Balance at beginning of period	$1,126	$1,209
Payments received and deferred	29	13
Significant financing component	2	3
Recognized in revenue	(64)	(54)
Balance at end of period	$1,093	$1,171
Remaining Performance Obligations
Remaining performance obligations primarily include reservation charges on contracted capacity for our gas pipeline firm transportation contracts with customers, storage capacity contracts, long-term contracts containing minimum volume commitments (MVC) associated with our midstream businesses, and fixed payments associated with offshore production handling. For our interstate natural gas pipeline businesses, remaining performance obligations reflect the rates for such services in our current Federal Energy Regulatory Commission (FERC) tariffs for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes are not currently known.
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2022, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2022, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)	Table of Contents
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2022 (nine months)	$98	$2,683
2023 (one year)	120	3,386
2024 (one year)	119	3,152
2025 (one year)	114	2,623
2026 (one year)	110	2,395
Thereafter	532	17,027
Total	$1,093	$31,266
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	March 31, 2022	December 31, 2021
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,426	$1,451
Receivables from derivatives	489	462
Other accounts receivable	58	65
Trade accounts and other receivables – net	$1,973	$1,978
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2022	2021
	(Millions)
Current:
Federal	$1	$(2)
State	2	(1)
	3	(3)
Deferred:
Federal	94	115
State	21	29
	115	144
Provision (benefit) for income taxes	$118	$141
The effective income tax rates for the total provision (benefit) for both the three months ended March 31, 2022 and 2021 are greater than the federal statutory rate, primarily due to the effect of state income taxes.
It is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease by the end of 2022 due to the resolution of audits related to U.S. federal tax positions.

Notes (Continued)	Table of Contents
Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$379	$425
Basic weighted-average shares	1,216,940	1,214,646
Effect of dilutive securities:
Nonvested restricted stock units	4,128	2,565
Stock options	211	—
Diluted weighted-average shares	1,221,279	1,217,211
Earnings (loss) per common share:
Basic	$.31	$.35
Diluted	$.31	$.35
Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended March 31,
	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$7	$8
Interest cost	7	7
Expected return on plan assets	(11)	(11)
Amortization of net actuarial loss	3	4
Net periodic benefit cost (credit)	$6	$8

	Other Postretirement Benefits
	Three Months Ended March 31,
	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$1	$1
Expected return on plan assets	(2)	(2)
Reclassification to regulatory liability	—	1
Net periodic benefit cost (credit)	$(1)	$—
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in our Consolidated Statement of Income.

Notes (Continued)	Table of Contents
Note 8 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On January 18, 2022, we early retired $1.25 billion of 3.6 percent senior unsecured notes due March 15, 2022.
Commercial Paper Program
At March 31, 2022, no commercial paper was outstanding under our $3.5 billion commercial paper program.
Credit Facility

	March 31, 2022
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		16

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.
Note 9 – Stockholders’ Equity
AOCI
The following table presents the changes in AOCI by component, net of income taxes:

	Cash Flow Hedges	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
	(Millions)
Balance at December 31, 2021	$(2)	$(1)	$(30)	$(33)
Other comprehensive income (loss) before reclassifications	3	—	—	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	2
Other comprehensive income (loss)	3	—	2	5
Balance at March 31, 2022	$1	$(1)	$(28)	$(28)
Reclassifications out of AOCI are presented in the following table by component for the three months ended March 31, 2022:

Component	Reclassifications	Classification
	(Millions)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit)	$3	Other income (expense) – net below Operating income (loss)
Income tax benefit	(1)	Provision (benefit) for income taxes
Reclassifications during the period	$2

Notes (Continued)	Table of Contents
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$250	$250	$250	$—	$—
Commodity derivative assets (1)	81	81	33	47	1
Commodity derivative liabilities (1)	(600)	(600)	(127)	(461)	(12)
Additional disclosures:
Long-term debt, including current portion	(22,426)	(24,301)	—	(24,301)	—
Guarantees	(39)	(26)	—	(10)	(16)

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260	$260	$260	$—	$—
Commodity derivative assets (2)	84	84	2	81	1
Commodity derivative liabilities (2)	(488)	(488)	(69)	(403)	(16)
Additional disclosures:
Long-term debt, including current portion	(23,675)	(27,768)	—	(27,768)	—
Guarantees	(39)	(26)	—	(10)	(16)

(1)Excludes approximately $187 million of net cash collateral in Level 1.
(2)Excludes approximately $296 million of net cash collateral in Level 1.

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
Commodity derivatives: Commodity derivatives include exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis.

Notes (Continued)	Table of Contents
We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. Beginning in the third quarter of 2021 the fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Other current assets and deferred charges and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. See Note 11 – Derivatives for additional information on our derivatives.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $25 million at March 31, 2022. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Note 11 – Derivatives
Commodity-Related Derivatives
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. Derivative positions are monitored using techniques including, but not limited to value at risk. Derivative instruments are recognized at fair value in our Consolidated Balance Sheet as either assets or liabilities and are presented on a net basis by counterparty, net of margin deposits. See Note 10 – Fair Value Measurements and Guarantees for additional fair value information. In

Notes (Continued)	Table of Contents
our Consolidated Statement of Cash Flows, any cash impacts of settled commodity-related derivatives are recorded as operating activities.
We enter into commodity-related derivatives to economically hedge exposures to natural gas, NGLs, and crude oil and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.
At March 31, 2022, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Sequent Acquisition (1)	Natural Gas	MMBtu	661,224,762
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(2,205,000)
Basis Risk	Natural Gas Liquids	Barrels	(17,504,000)
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	49,036,730
Basis Risk	Natural Gas	MMBtu	43,098,730
Central Hub Risk - WTI	Crude Oil	Barrels	(459,000)
_______________
(1)Derivative instruments include both long and short natural gas positions. The volume represents the net of long natural gas positions of 3.7 billion MMBtu (million British thermal units) and short natural gas positions of 3.1 billion MMBtu.
Derivative Financial Statement Presentation
The fair value of commodity-related derivatives, which are not designated as hedging instruments for accounting purposes, was reflected in our Consolidated Balance Sheet as follows:

	March 31, 2022		December 31, 2021
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$657	$(954)	$619	$(760)
Noncurrent	204	(426)	166	(429)
Total derivatives	$861	$(1,380)	$785	$(1,189)

Gross amounts recognized	$861	$(1,380)	$785	$(1,189)
Counterparty and collateral netting offset	(716)	903	(476)	772
Amounts recognized in our Consolidated Balance Sheet	$145	$(477)	$309	$(417)

Notes (Continued)	Table of Contents
For the three months ended March 31, 2022 and 2021 the pre-tax effects of commodity-related derivatives instruments in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Three Months Ended March 31,
	2022	2021
	(Millions)
Realized commodity-related derivatives designated as hedging instruments	$—	$(2)
Realized commodity-related derivatives not designated as hedging instruments	(69)	(34)
Unrealized commodity-related derivative instruments not designated as hedging instruments (1)	(125)	—
Net gain (loss) on commodity derivatives	$(194)	$(36)
_______________
(1)Amounts for the three months ended March 31, 2022 include $59 million related to our Gas & NGL Marketing Services segment and $66 million related to our Other segment.
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. As of March 31, 2022 the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $32 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At March 31, 2022, net cash collateral held on deposit in broker margin accounts was $187 million.
Note 12 – Contingent Liabilities
Reporting of Natural Gas-Related Information to Trade Publications
Direct and indirect purchasers of natural gas in various states filed individual and putative class actions against us, our former affiliate WPX Energy, Inc. (WPX) and its subsidiaries, and others alleging the manipulation of published gas price indices in 2000 and 2002 and seeking unspecified amounts of damages. Such actions were transferred to the Nevada federal district court for consolidation of discovery and pre-trial issues. We have agreed to indemnify WPX and its subsidiaries related to this matter.
We reached an agreement to settle two of the class actions, and on August 5, 2019, the final judgment of dismissal with prejudice was entered. We also reached an agreement to settle the individual action and on January 18, 2022, it was dismissed.
Two putative class actions remain unresolved, and they have been remanded to their originally filed court, the Wisconsin federal district court where the plaintiffs have re-urged their motion for class certification. On March 30, 2017, the Nevada federal district court issued an order denying the plaintiffs’ motions for class certification. On June 13, 2017, the United States Court of Appeals for the Ninth Circuit granted the plaintiff’s petition for permission to appeal the order. On August 6, 2018, the Ninth Circuit reversed the order denying class certification and remanded the case to the Nevada federal district court, where the plaintiffs re-urged their motion for class certification.

Notes (Continued)	Table of Contents
Trial was scheduled to begin June 14, 2021, but the court struck the setting and has not reset it due to the pending motion for class certification.
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

Notes (Continued)	Table of Contents
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

Notes (Continued)	Table of Contents
these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2022, we have accrued liabilities totaling $30 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At March 31, 2022, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely propose and promulgate new rules and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal combustion engine and combustion turbine maximum achievable control technology, reviews and updates to the National Ambient Air Quality Standards, and rules for new and existing source performance standards for volatile organic compound and methane. We continuously monitor these regulatory changes and how they may impact our operations. Implementation of new or modified regulations may result in impacts to our operations and increase the cost of additions to Property, plant, and equipment – net in our Consolidated Balance Sheet for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content and applicability timeframes, we are unable to reasonably estimate the cost of these regulatory impacts at this time.
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2022, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2022, we have accrued liabilities totaling $8 million for these costs.
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
•Former petroleum refining facilities;
•Former exploration and production and mining operations;
•Former electricity and natural gas marketing and trading operations.
At March 31, 2022, we have accrued environmental liabilities of $18 million related to these matters.

Notes (Continued)	Table of Contents
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
At March 31, 2022, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
Note 13 – Segment Disclosures
Our reportable segments are Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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
◦Equity earnings (losses);
◦Other investing income (loss) – net;
◦Depreciation and amortization expenses;
◦Accretion expense associated with asset retirement obligations for nonregulated operations.

Notes (Continued)	Table of Contents
•This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income.

	Three Months Ended March 31,
	2022	2021
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$697	$660
Northeast G&P	418	402
West	260	222
Gas & NGL Marketing Services	13	93
Other	5	33
	1,393	1,410
Accretion expense associated with asset retirement obligations for nonregulated operations	(11)	(10)
Depreciation and amortization expenses	(498)	(438)
Equity earnings (losses)	136	131
Other investing income (loss) – net	1	2
Proportional Modified EBITDA of equity-method investments	(225)	(225)
Interest expense	(286)	(294)
(Provision) benefit for income taxes	(118)	(141)
Net income (loss)	$392	$435

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income and Total assets by reportable segment.

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2022
Segment revenues:
Service revenues
External	$845	$370	$316	$1	$5	$—	$1,537
Internal	29	10	15	—	4	(58)	—
Total service revenues	874	380	331	1	9	(58)	1,537
Total service revenues – commodity consideration	21	7	49	—	—	—	77
Product sales
External	51	5	11	1,015	22	—	1,104
Internal	49	31	176	(47)	82	(291)	—
Total product sales	100	36	187	968	104	(291)	1,104
Net gain (loss) on commodity derivatives (2)	—	—	(5)	(115)	(74)	—	(194)
Total revenues	$995	$423	$562	$854	$39	$(349)	$2,524

Three Months Ended March 31, 2021
Segment revenues:
Service revenues
External	$822	$347	$278	$1	$4	$—	$1,452
Internal	12	11	13	—	3	(39)	—
Total service revenues	834	358	291	1	7	(39)	1,452
Total service revenues – commodity consideration	11	3	35	—	—	—	49
Product sales
External	40	4	15	1,039	49	—	1,147
Internal	27	28	137	49	7	(248)	—
Total product sales	67	32	152	1,088	56	(248)	1,147
Net gain (loss) on commodity derivatives (2)	—	—	(2)	(34)	—	—	(36)
Total revenues	$912	$393	$476	$1,055	$63	$(287)	$2,612

March 31, 2022
Total assets	$20,698	$15,145	$10,479	$2,258	$2,009	$(4,540)	$46,049
December 31, 2021
Total assets	$20,394	$14,939	$10,330	$2,127	$2,991	$(3,169)	$47,612
______________
(1)    See Note 1 – General, Description of Business, and Basis of Presentation.
(2)    We record transactions that qualify as derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains and losses on derivatives held for energy trading purposes are presented on a net basis in revenue.

Notes (Continued)	Table of Contents
Note 14 – Subsequent Event
Trace Acquisition
In April 2022, we completed the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the gas gathering and related assets of Trace Midstream, located in the Haynesville Shale region (Trace Acquisition), for approximately $950 million funded with available sources of short-term liquidity, subject to working capital and post-closing adjustments. The purpose of the Trace Acquisition was to expand our footprint into the East Texas region of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country, and to advance our clean energy strategy. The transaction closed on April 29, 2022. Due to the timing, the initial purchase price accounting for the transaction was not yet complete at the time of filing.

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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities are included in Other. Our reportable segments are comprised of the following businesses:
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
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II, LLC.
•Gas & NGL Marketing Services includes our NGL and natural gas marketing and trading operations previously reported within the West segment prior to January 1, 2022, as well as the operations acquired in the Sequent Acquisition in 2021. This segment includes risk management and the storage and transportation of natural gas on strategically positioned assets, including our Transco system.

Management’s Discussion and Analysis (Continued)	Table of Contents
Dividends
In March 2022, we paid a regular quarterly dividend of $0.425 per share.
Overview of Three Months Ended March 31, 2022
Net income (loss) attributable to The Williams Companies, Inc., for the three months ended March 31, 2022, decreased $46 million compared to the three months ended March 31, 2021, reflecting the benefit of higher service revenues from commodity-based gathering and processing rates in the West and Transco’s Leidy South project placed in service during the second half of 2021, higher commodity margins, and higher results from our upstream operations associated with increased scale of operations, more than offset by a $123 million net unrealized loss on commodity derivatives, the absence of a $77 million favorable impact in 2021 from Winter Storm Uri, and increased intangible asset amortization and selling, general, and administrative expenses, primarily resulting from the Sequent Acquisition.
Our results include $123 million of net unrealized losses from commodity derivatives not designated as hedges for accounting purposes. We can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage marketing portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or contracts, which is not recognized until the underlying transaction occurs.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto of this Form 10‑Q and our Annual Report on Form 10-K dated February 28, 2022.
Recent Developments
Trace Acquisition
In April 2022, we completed the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the gas gathering and related assets of Trace Midstream, located in the Haynesville Shale region (Trace Acquisition), for approximately $950 million, subject to working capital and post-closing adjustments. The purpose of the Trace Acquisition was to expand our footprint into the East Texas region of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country, and to advance our clean energy strategy. The transaction closed on April 29, 2022.
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
In 2022, our operating results are expected to benefit from higher commodity prices and volume growth in our Haynesville, Ohio Valley Midstream, and Cardinal areas. We also anticipate increases resulting from recently completed Transco expansion projects, development of our upstream oil and gas properties, and our recently completed Trace Acquisition. These increases are partially offset by the absence of favorable results captured during Winter Storm Uri in 2021 by our Gas & NGL Marketing Services business and lower expected results in the Bradford Supply Hub primarily due to lower gathering rates resulting from annual cost of service contract redetermination.

Management’s Discussion and Analysis (Continued)	Table of Contents
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2022 are expected to be in a range from $2.25 billion to $2.35 billion. Growth capital spending in 2022 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, the Trace Acquisition, and an expansion in the Western Gulf area. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
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
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by the disclosure in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2022	2021	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,537	$1,452	+85	+6%
Service revenues – commodity consideration	77	49	+28	+57%
Product sales	1,104	1,147	-43	-4%
Net gain (loss) on commodity derivatives	(194)	(36)	-158	NM
Total revenues	2,524	2,612
Costs and expenses:
Product costs	803	932	+129	+14%
Processing commodity expenses	30	21	-9	-43%
Operating and maintenance expenses	394	360	-34	-9%
Depreciation and amortization expenses	498	438	-60	-14%
Selling, general, and administrative expenses	154	123	-31	-25%
Other (income) expense – net	(9)	(1)	+8	NM
Total costs and expenses	1,870	1,873
Operating income (loss)	654	739
Equity earnings (losses)	136	131	+5	+4%
Other investing income (loss) – net	1	2	-1	-50%
Interest expense	(286)	(294)	+8	+3%
Other income (expense) – net	5	(2)	+7	NM
Income (loss) before income taxes	510	576
Less: Provision (benefit) for income taxes	118	141	+23	+16%
Net income (loss)	392	435
Less: Net income (loss) attributable to noncontrolling interests	12	9	-3	-33%
Net income (loss) attributable to The Williams Companies, Inc.	$380	$426

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Service revenues increased primarily due to higher gathering and processing rates driven by favorable commodity prices and annual contractual rate escalations for certain of our West and Northeast operations as well as higher transportation fee revenues associated with the Leidy South expansion project placed in service at Transco in the second half of 2021.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services

Management’s Discussion and Analysis (Continued)	Table of Contents
provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales decreased primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements) and lower gas marketing sales prices related to the absence of severe winter weather in 2022 as compared to the first quarter of 2021. These decreases were partially offset by higher marketing sales volumes of NGLs and natural gas, including the increase associated with the Sequent Acquisition in third-quarter 2021, higher sales associated with our upstream operations presented in our Other segment, and higher sales prices related to our equity NGL sales activities. As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments. The unfavorable change primarily reflects net realized and unrealized losses in our Other and Gas & NGL Marketing Services segments.
Product costs decreased primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs. These decreases were partially offset by higher prices and volumes for our NGL marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of product comprise our commodity margins. However, Product sales at our Other segment reflect sales related to our upstream operations and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to increased costs associated with Transco's Leidy South expansion project placed in service in 2021 and higher expenses associated with our upstream operations.
Depreciation and amortization expenses increased primarily due to amortization of intangibles acquired in the Sequent Acquisition and an increase in depreciation at Transco related to ARO revisions (offset in Other (income) expense – net within Operating income (loss) resulting in no net impact on our results of operations).
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses associated with the Sequent Acquisition.
Other (income) expense – net within Operating income (loss) changed favorably primarily due to the deferral of ARO depreciation (offset in Depreciation and amortization expenses resulting in no net impact on our results of operations).
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

Management’s Discussion and Analysis (Continued)	Table of Contents
Transmission & Gulf of Mexico

	Three Months Ended March 31,
	2022	2021
	(Millions)
Service revenues	$874	$834
Service revenues – commodity consideration	21	11
Product sales	100	67
Segment revenues	995	912

Product costs	(100)	(66)
Processing commodity expenses	(6)	(4)
Other segment costs and expenses	(240)	(229)
Proportional Modified EBITDA of equity-method investments	48	47
Transmission & Gulf of Mexico Modified EBITDA	$697	$660

Commodity margins	$15	$8
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to a favorable change to Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to a $39 million increase in Transco’s natural gas transportation revenues primarily associated with the Leidy South expansion project placed in service in the second half of 2021, and higher reimbursable electric power costs, which is offset by a similar change in electricity charges, reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating costs, including higher costs associated with the Leidy South expansion project and higher reimbursable electric power costs, which is offset by a similar change in electricity reimbursements, reflected in Service revenues. These increases are partially offset by a favorable change in the deferral of ARO related depreciation at Transco.
Northeast G&P

	Three Months Ended March 31,
	2022	2021
	(Millions)
Service revenues	$380	$358
Service revenues – commodity consideration	7	3
Product sales	36	32
Segment revenues	423	393

Product costs	(37)	(32)
Other segment costs and expenses	(118)	(112)
Proportional Modified EBITDA of equity-method investments	150	153
Northeast G&P Modified EBITDA	$418	$402

Commodity margins	$6	$3

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to:
•A $9 million increase in revenues at Susquehanna Supply Hub primarily related to higher gathering rates, partially offset by lower gathering volumes;
•A $7 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses;
•A $5 million increase in revenues at the Northeast JV primarily related to higher processing volumes, partially offset by lower gathering volumes.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity charges.
Proportional Modified EBITDA of equity-method investments decreased at Appalachia Midstream Investments primarily driven by lower gathering rates resulting from annual cost of service contract redetermination, partially offset by an increase at Laurel Mountain due to higher commodity-based gathering rates and higher MVC revenue.
West

	Three Months Ended March 31,
	2022	2021
	(Millions)
Service revenues	$331	$291
Service revenues – commodity consideration	49	35
Product sales	187	152
Net gain (loss) on commodity derivatives	(5)	(2)
Segment revenues	562	476

Product costs	(182)	(137)
Processing commodity expenses	(26)	(17)
Other segment costs and expenses	(121)	(125)
Proportional Modified EBITDA of equity-method investments	27	25
West Modified EBITDA	$260	$222

Commodity margins	$23	$31
Three months ended March 31, 2022 vs. three months ended March 31, 2021
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by lower Commodity margins.
Service revenues increased primarily due to:
•A $50 million increase primarily due to higher processing rates in the Piceance region and higher gathering rates in the Barnett Shale and Haynesville Shale regions, driven by favorable commodity pricing;
•A $1 million increase associated gathering volumes primarily due to a production increase in the Haynesville Shale region, substantially offset by a production decline in the Eagle Ford Shale region (the

Management’s Discussion and Analysis (Continued)	Table of Contents
impact of which is substantially offset by the recognition of higher MVC revenue described below); partially offset by
•A $7 million decrease in revenues associated with reimbursable compressor power and fuel purchases primarily due to lower prices related to the impact of the absence of severe winter weather in the first quarter of 2022 as compared to the first quarter of 2021, which are offset by similar changes in Other segment costs and expenses;
•A $3 million decrease associated with lower MVC revenue in the Wamsutter region, partially offset by higher MVC revenue in the Eagle Ford Shale region.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, Processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of product comprise our Commodity margins. We further segregate our Commodity margins into product margins associated with our equity NGLs and marketing margins. Marketing margins decreased $12 million, primarily due to the absence of severe winter weather in the first quarter of 2022 as compared to the first quarter of 2021. Product margins from our equity NGLs increased $1 million, primarily due to higher net realized commodity sales prices, offset by lower non-ethane sales volumes and higher net realized prices for natural gas purchases associated with our equity NGL production activities.
Other segment costs and expenses changed favorably primarily due to lower reimbursable compressor power and fuel purchases which are offset in Service revenues.
Gas & NGL Marketing Services

	Three Months Ended March 31,
	2022	2021
	(Millions)
Service revenues	$1	$1
Product sales	968	1,088

Net realized gain (loss) from derivative instruments	(56)	(34)
Net unrealized gain (loss) from derivative instruments	(59)	—
Net gain (loss) on commodity derivatives	(115)	(34)

Segment revenues	854	1,055

Product costs	(812)	(959)
Other segment costs and expenses	(29)	(3)
Gas & NGL Marketing Services Modified EBITDA	$13	$93

Commodity margins	$100	$95
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to higher net unrealized loss from derivative instruments and higher Other segment costs and expenses, partially offset by higher Commodity margins.
The net sum of Product sales, Product costs, and Net realized gain (loss) from derivative instruments related to sales of product comprise our Commodity margins. Commodity margins increased $5 million primarily due to:
•A $63 million increase associated with the operations acquired in the Sequent Acquisition in the third quarter of 2021 primarily related to favorable pricing spreads on transportation capacity reflecting gains on physical transactions, partially offset by net realized losses on derivatives and a $15 million charge related

Management’s Discussion and Analysis (Continued)	Table of Contents
to the remaining recognition of a purchase accounting inventory fair value adjustment which increased the weighted-average cost of inventory. This increase was substantially offset by
•A $58 million decrease associated with our legacy natural gas marketing operations primarily due to lower net realized natural gas prices from the absence of severe winter weather in the first quarter of 2022 as compared to the first quarter of 2021.
Net unrealized gain (loss) from derivative instruments relates to derivative contracts that are not designated as hedges for accounting purposes. We can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio. However, the unrealized fair value measurement gains and losses are offset by valuation changes in the economic value of the underlying transportation and storage portfolio, which is not accounted for on a fair value basis.
Other segment costs and expenses increased primarily due to higher employee-related costs related to the Sequent Acquisition.
Other

	Three Months Ended March 31,
	2022	2021
	(Millions)
Service revenues	$9	$7
Product sales	104	56

Net realized gain (loss) from derivative instruments	(8)	—
Net unrealized gain (loss) from derivative instruments	(66)	—
Net gain (loss) on commodity derivatives	(74)	—

Segment revenues	39	63

Other segment costs and expenses	(34)	(30)
Other Modified EBITDA	$5	$33
Three months ended March 31, 2022 vs. three months ended March 31, 2021
Other Modified EBITDA decreased primarily due to $32 million lower results from our upstream operations which included the following:
•A $66 million net unrealized loss on commodity derivatives in the first quarter of 2022 related to hedges of future upstream production; partially offset by
•A $40 million increase in realized product sales primarily due to higher volumes associated with acquisitions of additional ownership interests in the second and third quarters of 2021. This volume increase was partially offset by lower average realized commodity prices due to the absence of severe winter weather in the first quarter of 2022 as compared to the first quarter of 2021.

Management’s Discussion and Analysis (Continued)	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Our growth capital and investment expenditures in 2022 are currently expected to be in a range from $2.25 billion to $2.35 billion. Growth capital spending in 2022 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, the Trace Acquisition, and an expansion in the Western Gulf area. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We funded the Trace Acquisition with available sources of short-term liquidity and intend to fund substantially all additional planned 2022 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock.
During the first quarter of 2022, we early retired of $1.25 billion of 3.6 percent senior unsecured notes that were scheduled to mature in March 2022. As of March 31, 2022, we have approximately $1.6 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing or from our credit facility, as well as proceeds from asset monetizations. In May 2022, we expect to early retire our $750 million of 3.35 percent senior unsecured notes that are scheduled to mature in August 2022.
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
As of March 31, 2022, we have approximately $20.8 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing or from our credit facility, as well as proceeds from asset monetizations.

Management’s Discussion and Analysis (Continued)	Table of Contents
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of March 31, 2022, we had a working capital deficit of $1.154 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	March 31, 2022
(Millions)
Cash and cash equivalents	$604
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$4,354

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of March 31, 2022. Through March 31, 2022, there was no amount outstanding under our commercial paper program and credit facility. At March 31, 2022, we were in compliance with the financial covenants associated with our credit facility.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 3.7 percent from the $0.41 per share paid in each quarter of 2021, to $0.425 per share paid in March 2022.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Three Months Ended March 31,
	Category	2022	2021
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$1,082	$915
Proceeds from long-term debt	Financing	3	897

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(1,256)	(5)
Common dividends paid	Financing	(518)	(498)
Capital expenditures	Investing	(291)	(260)
Dividends and distributions paid to noncontrolling interests	Financing	(37)	(54)
Purchases of and contributions to equity-method investments	Investing	(56)	(14)

Other sources / (uses) – net	Financing and Investing	(3)	3
Increase (decrease) in cash and cash equivalents		$(1,076)	$984
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, and Net unrealized (gain) loss from derivative instruments.
Our Net cash provided (used) by operating activities for the three months ended March 31, 2022, increased from the same period in 2021 primarily due to higher operating income (excluding noncash items as previously discussed), favorable changes in margin requirements, and higher distributions from unconsolidated affiliates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2022.
Commodity Price Risk
We are exposed to commodity price risk primarily through the operations acquired in the Sequent Acquisition (Sequent), which routinely utilize various types of derivative instruments to economically hedge certain commodity price risks inherent in the natural gas marketing industry. These instruments include a variety of exchange-traded and OTC energy contracts such as forward contracts, futures contracts, and basis swaps, as well as physical transactions that qualify as derivatives. These economic hedging activities are not designated and do not qualify for hedge accounting treatment.
The maturities of Sequent’s derivative contracts at March 31, 2022 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Using (1)		2022	2023 - 2024	2025 - 2026+
	(Millions)
Level 1	$(32)	$15	$(59)	$12
Level 2	(408)	(52)	(195)	(161)
Level 3	(11)	4	(14)	(1)
Fair value of contracts outstanding at end of period (2)	$(451)	$(33)	$(268)	$(150)
_______________
(1)See Note 10 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 11 – Derivatives for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Excludes cash collateral of $107 million in Level 1.
Sequent Value at Risk (VaR)
VaR is the maximum potential loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability. Sequent’s VaR may not be comparable to that of other companies due to differences in the factors used to calculate VaR. Sequent’s VaR is determined using a parametric model with a 95 percent confidence interval and a one-day holding period, which means that 95 percent of the time, the risk of loss in a day from a portfolio of positions is expected to be less than or equal to the amount of VaR calculated. Sequent’s open exposure is managed in accordance with established policies that limit market risk and require daily reporting of potential financial exposure to senior management. Because Sequent generally manages physical gas assets and economically protects its positions by hedging in the futures markets, Sequent’s open exposure is generally mitigated. Sequent employs daily risk testing, using both VaR and stress testing, to evaluate the risk of its positions.
Sequent actively monitors open commodity positions and the resulting VaR and maintains a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk.

Sequent had the following VaRs for the period shown:

Three Months Ended March 31, 2022
(Millions)
Average	$6.2
High	$10.4
Low	$4.1
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Other litigation
The additional information called for by this Item is provided in Note 9 – Stockholders’ Equity and Note 12 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed, except that they are supplemented or modified by the following risk factors.

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
•Turmoil in the Middle East and other producing regions, including the Russian invasion of Ukraine;
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
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. Our Board of Directors has oversight responsibility with regard to assessment of the major risks inherent in our business, including cybersecurity risks, and reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists,” or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.

Difficult conditions in the global financial markets and the economy in general could negatively affect our business and results of operations.
Our businesses may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction, (including as a result of the COVID-19 pandemic) leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. The ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to Russia’s actions has had, and may continue to have, adverse impacts on global financial markets. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.

Our business could be negatively impacted by acts of terrorism and related disruptions.
Given the volatile nature of the commodities we transport, process, store, and sell, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. Uncertainty surrounding the Russian invasion of Ukraine, or other sustained military campaigns, may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport, or distribute natural gas, NGLs, or other commodities. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program through March 31, 2022.

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
May 2, 2022