Form 10-Q
period 2022-06-30
WILLIAMS COMPANIES, INC.
filed 2022-08-01
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 28, 2022
Common Stock, $1.00 par value	1,218,530,122

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Form 10-Q.
Measurements:
Barrel or Bbl: One barrel of petroleum products that equals 42 U.S. gallons
Mbbls/d: One thousand barrels per day
Bcf: One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
MMcf/d: One million cubic feet per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
MMbtu: One million British thermal units
Tbtu: One trillion British thermal units
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Consolidated Entities:
Cardinal: Cardinal Gas Services, L.L.C.
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2022, we account for as equity-method investments, including principally the following:
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,606	$1,460	$3,143	$2,912
Service revenues – commodity consideration	86	51	163	100
Product sales	1,111	786	2,215	1,933
Net gain (loss) on commodity derivatives	(313)	(14)	(507)	(50)
Total revenues	2,490	2,283	5,014	4,895
Costs and expenses:
Product costs	857	697	1,660	1,629
Net processing commodity expenses	40	18	70	39
Operating and maintenance expenses	465	379	859	739
Depreciation and amortization expenses	506	463	1,004	901
Selling, general, and administrative expenses	160	114	314	237
Other (income) expense – net	(10)	12	(19)	11
Total costs and expenses	2,018	1,683	3,888	3,556
Operating income (loss)	472	600	1,126	1,339
Equity earnings (losses)	163	135	299	266
Other investing income (loss) – net	2	2	3	4
Interest incurred	(286)	(301)	(575)	(597)
Interest capitalized	5	3	8	5
Other income (expense) – net	6	2	11	—
Income (loss) before income taxes	362	441	872	1,017
Less: Provision (benefit) for income taxes	(45)	119	73	260
Net income (loss)	407	322	799	757
Less: Net income (loss) attributable to noncontrolling interests	7	18	19	27
Net income (loss) attributable to The Williams Companies, Inc.	400	304	780	730
Less: Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$400	$304	$779	$729
Basic earnings (loss) per common share:
Net income (loss)	$.33	$.25	$.64	$.60
Weighted-average shares (thousands)	1,218,678	1,215,250	1,217,814	1,214,950
Diluted earnings (loss) per common share:
Net income (loss)	$.33	$.25	$.64	$.60
Weighted-average shares (thousands)	1,222,694	1,217,476	1,221,991	1,217,344

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Net income (loss)	$407	$322	$799	$757
Other comprehensive income (loss):
Designated cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($1) and ($2) in 2022 and $7 and $9 in 2021	2	(17)	5	(26)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— and $— in 2022 and ($2) and ($2) in 2021	—	4	—	6
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $— and ($1) in 2022 and ($1) and ($2) in 2021	3	3	5	6
Other comprehensive income (loss)	5	(10)	10	(14)
Comprehensive income (loss)	412	312	809	743
Less: Comprehensive income (loss) attributable to noncontrolling interests	7	18	19	27
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$405	$294	$790	$716
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2022	December 31, 2021
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$133	$1,680
Trade accounts and other receivables	2,799	1,986
Allowance for doubtful accounts	(15)	(8)
Trade accounts and other receivables – net	2,784	1,978
Inventories	371	379
Derivative assets	280	301
Other current assets and deferred charges	219	211
Total current assets	3,787	4,549
Investments	5,116	5,127
Property, plant, and equipment	45,195	44,184
Accumulated depreciation and amortization	(15,535)	(14,926)
Property, plant, and equipment – net	29,660	29,258
Intangible assets – net of accumulated amortization	7,633	7,402
Regulatory assets, deferred charges, and other	1,359	1,276
Total assets	$47,555	$47,612
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,496	$1,746
Accrued liabilities	1,427	1,201
Commercial paper	1,039	—
Long-term debt due within one year	876	2,025
Total current liabilities	5,838	4,972
Long-term debt	20,800	21,650
Deferred income tax liabilities	2,547	2,453
Regulatory liabilities, deferred income, and other	4,534	4,436
Contingent liabilities and commitments (Note 11)
Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at June 30, 2022 and December 31, 2021; 35,000 shares issued at June 30, 2022 and December 31, 2021)	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2022 and December 31, 2021; 1,253 million shares issued at June 30, 2022 and 1,250 million shares issued at December 31, 2021)	1,253	1,250
Capital in excess of par value	24,500	24,449
Retained deficit	(13,498)	(13,237)
Accumulated other comprehensive income (loss)	(23)	(33)
Treasury stock, at cost (35 million shares of common stock)	(1,041)	(1,041)
Total stockholders’ equity	11,226	11,423
Noncontrolling interests in consolidated subsidiaries	2,610	2,678
Total equity	13,836	14,101
Total liabilities and equity	$47,555	$47,612

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – March 31, 2022	$35	$1,252	$24,476	$(13,378)	$(28)	$(1,041)	$11,316	$2,655	$13,971
Net income (loss)	—	—	—	400	—	—	400	7	407
Other comprehensive income (loss)	—	—	—	—	5	—	5	—	5
Cash dividends – common stock ($0.425 per share)	—	—	—	(517)	—	—	(517)	—	(517)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Stock-based compensation and related common stock issuances, net of tax	—	1	24	—	—	—	25	—	25
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Other	—	—	—	(3)	—	—	(3)	1	(2)
Net increase (decrease) in equity	—	1	24	(120)	5	—	(90)	(45)	(135)
Balance – June 30, 2022	$35	$1,253	$24,500	$(13,498)	$(23)	$(1,041)	$11,226	$2,610	$13,836

Balance – March 31, 2021	$35	$1,249	$24,384	$(12,825)	$(100)	$(1,041)	$11,702	$2,771	$14,473
Net income (loss)	—	—	—	304	—	—	304	18	322
Other comprehensive income (loss)	—	—	—	—	(10)	—	(10)	—	(10)
Cash dividends – common stock ($0.41 per share)	—	—	—	(498)	—	—	(498)	—	(498)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(41)	(41)
Stock-based compensation and related common stock issuances, net of tax	—	—	20	—	—	—	20	—	20
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Other	—	—	(3)	(3)	—	—	(6)	1	(5)
Net increase (decrease) in equity	—	—	17	(197)	(10)	—	(190)	(18)	(208)
Balance – June 30, 2021	$35	$1,249	$24,401	$(13,022)	$(110)	$(1,041)	$11,512	$2,753	$14,265

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2021	$35	$1,250	$24,449	$(13,237)	$(33)	$(1,041)	$11,423	$2,678	$14,101
Net income (loss)	—	—	—	780	—	—	780	19	799
Other comprehensive income (loss)	—	—	—	—	10	—	10	—	10
Cash dividends – common stock ($0.85 per share)	—	—	—	(1,035)	—	—	(1,035)	—	(1,035)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(95)	(95)
Stock-based compensation and related common stock issuances, net of tax	—	3	51	—	—	—	54	—	54
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Other	—	—	—	(6)	—	—	(6)	—	(6)
Net increase (decrease) in equity	—	3	51	(261)	10	—	(197)	(68)	(265)
Balance – June 30, 2022	$35	$1,253	$24,500	$(13,498)	$(23)	$(1,041)	$11,226	$2,610	$13,836

Balance – December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	730	—	—	730	27	757
Other comprehensive income (loss)	—	—	—	—	(14)	—	(14)	—	(14)
Cash dividends – common stock ($0.82 per share)	—	—	—	(996)	—	—	(996)	—	(996)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(95)	(95)
Stock-based compensation and related common stock issuances, net of tax	—	1	30	—	—	—	31	—	31
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6	6
Other	—	—	—	(8)	—	—	(8)	1	(7)
Net increase (decrease) in equity	—	1	30	(274)	(14)	—	(257)	(61)	(318)
Balance – June 30, 2021	$35	$1,249	$24,401	$(13,022)	$(110)	$(1,041)	$11,512	$2,753	$14,265

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$799	$757
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,004	901
Provision (benefit) for deferred income taxes	90	262
Equity (earnings) losses	(299)	(266)
Distributions from unconsolidated affiliates	414	345
Net unrealized (gain) loss from derivative instruments	364	8
Amortization of stock-based awards	36	39
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(797)	(50)
Inventories	1	(58)
Other current assets and deferred charges	(15)	(56)
Accounts payable	690	94
Accrued liabilities	(24)	14
Changes in current and noncurrent derivative assets and liabilities	49	(31)
Other, including changes in noncurrent assets and liabilities	(132)	13
Net cash provided (used) by operating activities	2,180	1,972
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	1,037	—
Proceeds from long-term debt	5	898
Payments of long-term debt	(2,012)	(11)
Proceeds from issuance of common stock	48	3
Common dividends paid	(1,035)	(996)
Dividends and distributions paid to noncontrolling interests	(95)	(95)
Contributions from noncontrolling interests	8	6
Payments for debt issuance costs	—	(6)
Other – net	(31)	(12)
Net cash provided (used) by financing activities	(2,075)	(213)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(606)	(685)
Dispositions – net	(11)	(5)
Contributions in aid of construction	6	36
Purchases of businesses, net of cash acquired (Note 3)	(933)	—
Purchases of and contributions to equity-method investments	(100)	(44)
Other – net	(8)	(2)
Net cash provided (used) by investing activities	(1,652)	(700)
Increase (decrease) in cash and cash equivalents	(1,547)	1,059
Cash and cash equivalents at beginning of year	1,680	142
Cash and cash equivalents at end of period	$133	$1,201
_____________
(1) Increases to property, plant, and equipment	$(642)	$(693)
Changes in related accounts payable and accrued liabilities	36	8
Capital expenditures	$(606)	$(685)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021, in Exhibit 99.1 of our Form 8-K dated May 2, 2022. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Description of Business
We are a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Our operations are located in the United States. Effective January 1, 2022, following an organizational realignment, our natural gas liquids (NGLs) and natural gas marketing services, previously reported within the West segment, along with the former Sequent segment, are now all managed within the Gas & NGL Marketing Services segment. As a result, beginning with the reporting of first-quarter 2022, our operations are presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities, including our upstream operations, as well as corporate activities are included in Other. Prior period segment disclosures have been recast for the new segment presentation. Additionally, beginning in 2022 and concurrent with the integration of our legacy gas marketing operations and the marketing operations acquired in the Sequent Acquisition (see Note 3 – Acquisitions), all natural gas marketing revenues from Gas & NGL Marketing Services are presented net of the related costs of those activities in our Consolidated Statement of Income, as subsequent to the integration the entire natural gas marketing portfolio is considered held for trading purposes which requires net presentation.
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
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent interest in Brazos Permian II, LLC (Brazos Permian II) (a nonconsolidated VIE).
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2022, we consolidate the following VIEs:
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	June 30, 2022	December 31, 2021
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$72	$78
Trade accounts and other receivables – net	124	132
Inventories	3	3
Other current assets and deferred charges	2	7
Property, plant, and equipment – net	5,189	5,295
Intangible assets – net of accumulated amortization	2,213	2,267
Regulatory assets, deferred charges, and other	27	20
Accounts payable	(72)	(61)
Accrued liabilities	(35)	(29)
Regulatory liabilities, deferred income, and other	(285)	(287)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mont Belvieu, Texas, and is a VIE due primarily to our limited participating rights as the minority equity holder. At June 30, 2022, the carrying value of our investment in Targa Train 7 was $46 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream (Trace Acquisition) for $972 million of cash funded with cash on hand and proceeds from issuance of commercial paper, subject to post-closing adjustments. The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
During the period from the acquisition date of April 29, 2022 to June 30, 2022, the operations acquired in the Trace Acquisition contributed Revenues of $37 million and Modified EBITDA of $20 million.
Costs related to the Trace Acquisition of $8 million are reported within our West segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
The Trace Acquisition was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The valuation techniques used consisted of the income approach (excess earnings method) for valuation of intangible assets and depreciated replacement costs for property, plant, and equipment.

Notes (Continued)	Table of Contents
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the West segment, and liabilities assumed at April 29, 2022. The fair value of accounts receivable acquired equals contractual amounts receivable. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily intangible assets and property, plant, and equipment; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified.

(Millions)
Cash and cash equivalents	$39
Trade accounts and other receivables – net	18
Property, plant, and equipment – net	437
Intangible assets – net of accumulated amortization	483
Other noncurrent assets	20
Total assets acquired	$997

Accounts payable	$12
Accrued liabilities	5
Other noncurrent liabilities	8
Total liabilities assumed	$25

Net assets acquired	$972
Intangible assets recognized in the Trace Acquisition are related to contractual customer relationships from gas gathering agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 2 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 19 years.
Sequent Acquisition
On July 1, 2021, we closed on the acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp (Sequent Acquisition). Total consideration for this acquisition was $159 million, which included $109 million related to working capital. The purpose of the Sequent Acquisition was to expand our natural gas marketing activities as well as optimize our pipeline and storage capabilities with expansions into new markets to reach incremental gas-fired power generation, liquified natural gas exports, and future renewable natural gas and other emerging opportunities.
During the period from the acquisition date of July 1, 2021 to December 31, 2021, results for the operations acquired in the Sequent Acquisition included net product sales of $(43) million (including $80 million of purchases from affiliates), net loss on commodity derivatives of $43 million, and unfavorable Modified EBITDA (as defined in Note 12 – Segment Disclosures) of $112 million. Both the Revenues and Modified EBITDA amounts reflect a net unrealized loss on commodity derivatives of $109 million for the period.
Costs related to the Sequent Acquisition for the period from the acquisition date of July 1, 2021 to December 31, 2021 of $5 million were included in Selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2021.

Notes (Continued)	Table of Contents
The Sequent Acquisition was accounted for as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Gas & NGL Marketing Services segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. The fair value of the intangible assets were measured using an income approach. The inventory acquired relates to natural gas in underground storage. The fair value of this inventory was based on the market price of the underlying commodity at the acquisition date. See Note 9 – Fair Value Measurements and Guarantees for the valuation techniques used to measure fair value of derivative assets and liabilities.

(Millions)
Cash and cash equivalents	$8
Trade accounts and other receivables – net	498
Inventories	121
Other current assets and deferred charges	4
Commodity derivatives included in Other current assets and deferred charges	57
Property, plant, and equipment – net	5
Intangible assets – net of accumulated amortization	306
Other noncurrent assets	3
Commodity derivatives included in other noncurrent assets	49
Total assets acquired	$1,051

Accounts payable	$514
Accrued liabilities	46
Commodity derivatives included in Accrued liabilities	116
Other noncurrent liabilities	1
Commodity derivatives included in other noncurrent liabilities	215
Total liabilities assumed	$892

Net assets acquired	$159
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
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and six months ended June 30, 2022 and 2021, are presented as if the Trace Acquisition had been completed on January 1, 2021, and the Sequent Acquisition had been completed on January 1, 2020. These pro forma amounts are not necessarily indicative of what the actual results would have been if the Trace Acquisition and Sequent Acquisition had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)	Table of Contents

	Three Months Ended June 30, 2022
	As Reported	Pro Forma Trace (1)		Pro Forma Combined
	(Millions)
Revenues	$2,490	$10		$2,500
Net income (loss) attributable to The Williams Companies, Inc.	400	4		404

	Three Months Ended June 30, 2021
	As Reported	Pro Forma Trace	Pro Forma Sequent	Pro Forma Combined
	(Millions)
Revenues	$2,283	$26	$(110)	$2,199
Net income (loss) attributable to The Williams Companies, Inc.	304	9	(117)	196

	Six Months Ended June 30, 2022
	As Reported	Pro Forma Trace (1)		Pro Forma Combined
	(Millions)
Revenues	$5,014	$45		$5,059
Net income (loss) attributable to The Williams Companies, Inc.	780	18		798

	Six Months Ended June 30, 2021
	As Reported	Pro Forma Trace	Pro Forma Sequent	Pro Forma Combined
	(Millions)
Revenues	$4,895	$55	$188	$5,138
Net income (loss) attributable to The Williams Companies, Inc.	730	20	4	754

(1)Excludes results from operations acquired in the Trace Acquisition for the period beginning on the acquisition date of April 29, 2022, as these results are included in the amounts as reported.
Seasonality can impact natural gas usage and operating results; thus, the results for the operations acquired in the Sequent Acquisition for interim periods are not necessarily indicative of annual results and can vary significantly from quarter to quarter. The results for the operations acquired in the Sequent Acquisition were favorably impacted by Winter Storm Uri in the first quarter of 2021.

Notes (Continued)	Table of Contents
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$664	$107	$—	$—	$—	$—	$—	$(18)	$753
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	84	350	365	—	—	(34)	765
Commodity consideration	—	—	22	3	61	—	—	—	86
Other	3	—	6	54	14	—	—	(5)	72
Total service revenues	667	107	112	407	440	—	—	(57)	1,676
Product sales	43	—	77	34	252	2,843	180	(526)	2,903
Total revenues from contracts with customers	710	107	189	441	692	2,843	180	(583)	4,579
Other revenues (1)	—	1	2	7	(5)	1,616	16	(6)	1,631
Other adjustments (2)	—	—	—	—	—	(3,900)	—	180	(3,720)
Total revenues	$710	$108	$191	$448	$687	$559	$196	$(409)	$2,490

Three Months Ended June 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$613	$108	$—	$—	$—	$—	$—	$(2)	$719
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	90	315	285	—	—	(33)	657
Commodity consideration	—	—	10	2	39	—	—	—	51
Other	2	—	7	52	9	1	—	(4)	67
Total service revenues	615	108	107	369	333	1	—	(39)	1,494
Product sales	16	—	53	24	107	727	44	(195)	776
Total revenues from contracts with customers	631	108	160	393	440	728	44	(234)	2,270
Other revenues (1)	—	—	3	6	3	(4)	8	(3)	13
Total revenues	$631	$108	$163	$399	$443	$724	$52	$(237)	$2,283

Notes (Continued)	Table of Contents

	Transco	Northwest Pipeline	Gulf of Mexico Midstream	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,329	$220	$—	$—	$—	$—	$—	$(36)	$1,513
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	166	673	682	—	—	(64)	1,457
Commodity consideration	—	—	43	10	110	—	—	—	163
Other	5	—	12	105	26	1	—	(11)	138
Total service revenues	1,334	220	221	788	818	1	—	(111)	3,271
Product sales	59	—	164	70	439	5,313	284	(919)	5,410
Total revenues from contracts with customers	1,393	220	385	858	1,257	5,314	284	(1,030)	8,681
Other revenues (1)	3	2	4	13	(8)	3,231	(49)	(9)	3,187
Other adjustments (2)	—	—	—	—	—	(7,132)	—	278	(6,854)
Total revenues	$1,396	$222	$389	$871	$1,249	$1,413	$235	$(761)	$5,014

Six Months Ended June 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,238	$221	$—	$—	$—	$—	$—	$(5)	$1,454
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	176	626	554	—	—	(61)	1,295
Commodity consideration	—	—	21	5	74	—	—	—	100
Other	5	—	10	93	28	2	—	(9)	129
Total service revenues	1,243	221	207	724	656	2	—	(75)	2,978
Product sales	30	—	106	56	257	1,815	100	(443)	1,921
Total revenues from contracts with customers	1,273	221	313	780	913	1,817	100	(518)	4,899
Other revenues (1)	2	—	5	12	6	(38)	15	(6)	(4)
Total revenues	$1,275	$221	$318	$792	$919	$1,779	$115	$(524)	$4,895

______________________________
(1)Revenues not derived from contracts with customers primarily consist of leasing revenues associated with our headquarters building and management fees that we receive for certain services we provide to operated equity-method investments, which are reported in Service revenues in our Consolidated Statement of Income, and realized and unrealized gains and losses associated with our derivative contracts, which are reported in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income.
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

Notes (Continued)	Table of Contents
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Balance at beginning of period	$36	$25	$22	$12
Revenue recognized in excess of amounts invoiced	49	38	104	83
Minimum volume commitments invoiced	(37)	(25)	(78)	(57)
Balance at end of period	$48	$38	$48	$38
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Balance at beginning of period	$1,093	$1,171	$1,126	$1,209
Payments received and deferred	81	72	110	85
Significant financing component	3	2	5	5
Recognized in revenue	(62)	(52)	(126)	(106)
Balance at end of period	$1,115	$1,193	$1,115	$1,193
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2022, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2022, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)	Table of Contents
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2022 (six months)	$93	$1,794
2023 (one year)	137	3,444
2024 (one year)	120	3,187
2025 (one year)	116	2,760
2026 (one year)	112	2,404
Thereafter	537	17,028
Total	$1,115	$30,617
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	June 30, 2022	December 31, 2021
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,894	$1,451
Receivables from derivatives	835	462
Other accounts receivable	55	65
Trade accounts and other receivables – net	$2,784	$1,978
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Current:
Federal	$(28)	$—	$(27)	$(2)
State	8	1	10	—
	(20)	1	(17)	(2)
Deferred:
Federal	(10)	85	84	200
State	(15)	33	6	62
	(25)	118	90	262
Provision (benefit) for income taxes	$(45)	$119	$73	$260
The effective income tax rates for the total provision (benefit) for the three and six months ended June 30, 2022, are less than the federal statutory rate primarily due to the release of valuation allowances and federal settlements, partially offset by the effect of state income taxes.
The effective income tax rates for the total provision (benefit) for the three and six months ended June 30, 2021, are greater than the federal statutory rate, primarily due to the effect of state income taxes.
We have a valuation allowance on certain deferred income tax assets that serves to reduce those assets to amounts that will, more likely than not, be realized. We must evaluate whether we will ultimately realize these tax benefits considering all available positive and negative evidence, which incorporates management’s assessment of available tax planning strategies, future reversals of existing taxable temporary differences, and the availability and

Notes (Continued)	Table of Contents
character of future taxable income. In light of current evidence, we have released $88 million of valuation allowance upon determining we expect to utilize an additional $70 million of foreign tax credits and $18 million related to various state net operating loss carryforwards and state credits.
During the second quarter of 2022, we finalized settlements for 2011 through 2014 on certain contested matters with the Internal Revenue Service (IRS). These settlements resulted in decreasing our unrecognized tax positions of approximately $46 million, which favorably impacted the Provision (benefit) for income taxes. We anticipate receiving $3 million of cash refunds (net of payments) from the IRS related to these items in 2022.
Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$400	$304	$779	$729
Basic weighted-average shares	1,218,678	1,215,250	1,217,814	1,214,950
Effect of dilutive securities:
Nonvested restricted stock units	3,660	2,208	3,892	2,385
Stock options	356	18	284	9
Diluted weighted-average shares	1,222,694	1,217,476	1,221,991	1,217,344
Earnings (loss) per common share:
Basic	$.33	$.25	$.64	$.60
Diluted	$.33	$.25	$.64	$.60
Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$7	$7	$14	$15
Interest cost	8	7	15	14
Expected return on plan assets	(11)	(11)	(22)	(22)
Amortization of net actuarial loss	3	3	6	7
Net actuarial loss from settlements	—	1	—	1
Net periodic benefit cost (credit)	$7	$7	$13	$15

Notes (Continued)	Table of Contents

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Interest cost	$2	$2	$3	$3
Expected return on plan assets	(3)	(3)	(5)	(5)
Reclassification to regulatory liability	1	—	1	1
Net periodic benefit cost (credit)	$—	$(1)	$(1)	$(1)
The components of Net periodic benefit cost (credit) other than the Service cost component are included in Other income (expense) – net below Operating income (loss) in our Consolidated Statement of Income.
Note 8 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On January 18, 2022, we early retired $1.25 billion of 3.6 percent senior unsecured notes due March 15, 2022.
On May 16, 2022, we early retired $750 million of 3.35 percent senior unsecured notes due August 15, 2022.
Commercial Paper Program
At June 30, 2022, the weighted-average interest rate of our Commercial paper outstanding was 2.05 percent.
Credit Facility

	June 30, 2022
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		48

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Notes (Continued)	Table of Contents
Note 9 – Fair Value Measurements and Guarantees
The following table presents, by level within the fair value hierarchy, certain of our significant financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and commercial paper approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2022:
Measured on a recurring basis:
ARO Trust investments	$226	$226	$226	$—	$—
Commodity derivative assets (1)	107	107	5	58	44
Commodity derivative liabilities (1)	(858)	(858)	(31)	(755)	(72)
Other financial assets (liabilities) – net	(18)	(18)	—	(18)	—
Additional disclosures:
Long-term debt, including current portion	(21,676)	(21,520)	—	(21,520)	—
Guarantees	(39)	(25)	—	(9)	(16)

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260	$260	$260	$—	$—
Commodity derivative assets (2)	84	84	2	81	1
Commodity derivative liabilities (2)	(488)	(488)	(69)	(403)	(16)
Other financial assets (liabilities) – net	(7)	(7)	—	(7)	—
Additional disclosures:
Long-term debt, including current portion	(23,675)	(27,768)	—	(27,768)	—
Guarantees	(39)	(26)	—	(10)	(16)

(1)Net commodity derivative assets and liabilities exclude $247 million of net cash collateral in Level 1.
(2)Net commodity derivative assets and liabilities exclude $296 million of net cash collateral in Level 1.

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

Notes (Continued)	Table of Contents
Commodity derivatives: Commodity derivatives include exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. The fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Derivative assets and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Accrued liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. Changes in the fair value of our derivative assets and liabilities are recorded in Net gain (loss) on commodity derivatives and Net processing commodity expenses in our Consolidated Statement of Income. See Note 10 – Derivatives for additional information on our derivatives.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $25 million at June 30, 2022. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

Notes (Continued)	Table of Contents
Note 10 – Derivatives
Commodity-Related Derivatives
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. Derivative positions are monitored using techniques including, but not limited to value at risk. Derivative instruments are recognized at fair value in our Consolidated Balance Sheet as either assets or liabilities and are presented on a net basis by counterparty, net of margin deposits. See Note 9 – Fair Value Measurements and Guarantees for additional fair value information. In our Consolidated Statement of Cash Flows, any cash impacts of settled commodity-related derivatives are recorded as operating activities.
We enter into commodity-related derivatives to economically hedge exposures to natural gas, NGLs, and crude oil and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.
At June 30, 2022, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	438,638,852
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,480,000)
Basis Risk	Natural Gas Liquids	Barrels	(7,228,000)
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(40,450,862)
Basis Risk	Natural Gas	MMBtu	(21,565,729)
Central Hub Risk - WTI	Crude Oil	Barrels	(375,000)
Derivative Financial Statement Presentation
The fair value of commodity-related derivatives, which are not designated as hedging instruments for accounting purposes, was reflected as follows:

	June 30, 2022		December 31, 2021
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$1,027	$(1,410)	$619	$(760)
Noncurrent	262	(630)	166	(429)
Total derivatives	$1,289	$(2,040)	$785	$(1,189)

Gross amounts recognized	$1,289	$(2,040)	$785	$(1,189)
Counterparty and collateral netting offset	(969)	1,216	(476)	772
Amounts recognized in our Consolidated Balance Sheet	$320	$(824)	$309	$(417)

Notes (Continued)	Table of Contents
For the three and six months ended June 30, 2022 and 2021 the pre-tax effects of commodity-related derivatives instruments in Net gain (loss) on commodity derivatives reflected within Total revenues and Net processing commodity expenses in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Realized commodity-related derivatives designated as hedging instruments	$—	$(6)	$—	$(8)
Realized commodity-related derivatives not designated as hedging instruments	(63)	—	(132)	(34)
Unrealized commodity-related derivative instruments not designated as hedging instruments (1)	(250)	(8)	(375)	(8)
Net gain (loss) on commodity derivatives	$(313)	$(14)	$(507)	$(50)

Realized commodity-related derivatives not designated as hedging instruments in net processing commodity expenses	$5	$—	$6	$—
Unrealized commodity-related derivatives not designated as hedging instruments in net processing commodity expenses (2)	$9	$—	$11	$—
_______________
(1)Amounts for the three months ended June 30, 2022, include $(297) million related to our Gas & NGL Marketing Services segment and $47 million related to our Other segment. Amounts for the six months ended June 30, 2022, include $(356) million related to our Gas & NGL Marketing Services segment and $(19) million related to our Other segment. Amounts for the three and six months ended June 30, 2021, included $(3) million related to our Gas & NGL Marketing services segment and $(5) million related to our Other segment.
(2)Amounts for the three and six months ended June 30, 2022 related to our Gas & NGL Marketing Services segment.
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. As of June 30, 2022, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $17 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At June 30, 2022, net cash collateral held on deposit in broker margin accounts was $247 million.
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

Notes (Continued)	Table of Contents
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
On March 30, 2017, the Nevada federal district court issued an order denying the plaintiffs’ motions for class certification. On June 13, 2017, the United States Court of Appeals for the Ninth Circuit granted the plaintiff’s petition for permission to appeal the order. On August 6, 2018, the Ninth Circuit reversed the order denying class certification and remanded the case to the Nevada federal district court, where the plaintiffs re-urged their motion for class certification. Two putative class actions remain unresolved and they have been remanded to their originally filed court, the Wisconsin federal district court, where the plaintiffs again re-urged their motion for class certification.
Trial was scheduled to begin June 14, 2021, but the court struck the setting due to the pending motion for class certification. On June 28, 2022, the court granted plaintiffs’ motion for class certification. On July 12, 2022, defendants filed a petition for permission to appeal the order with the United States Court of Appeals for the Seventh Circuit and a motion to stay with the trial court.
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

Notes (Continued)	Table of Contents
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

Notes (Continued)	Table of Contents
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. The Court of Chancery originally scheduled trial for May 20 through May 24, 2019; the court struck that setting and reset trial to occur in 2020. All 2020 trial settings were struck due to COVID-19. Trial was held May 10 through May 17, 2021. Post-trial argument occurred September 16, 2021. On December 29, 2021, the court entered judgment in our favor in the amount of $410 million, plus interest at the contractual rate, and our reasonable attorneys’ fees and expenses. After the court determines the amount of interest, attorneys’ fees, and costs, the judgment may be appealed to the Delaware Supreme Court.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2022, we have accrued liabilities totaling $30 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2022, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2022, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2022, we have accrued liabilities totaling $8 million for these costs.

Notes (Continued)	Table of Contents
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
At June 30, 2022, we have accrued environmental liabilities of $18 million related to these matters.
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
At June 30, 2022, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)	Table of Contents
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
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$652	$646	$1,349	$1,306
Northeast G&P	450	409	868	811
West	288	223	548	445
Gas & NGL Marketing Services	(282)	8	(269)	101
Other	139	20	144	53
	1,247	1,306	2,640	2,716
Accretion expense associated with asset retirement obligations for nonregulated operations	(13)	(11)	(24)	(21)
Depreciation and amortization expenses	(506)	(463)	(1,004)	(901)
Equity earnings (losses)	163	135	299	266
Other investing income (loss) – net	2	2	3	4
Proportional Modified EBITDA of equity-method investments	(250)	(230)	(475)	(455)
Interest expense	(281)	(298)	(567)	(592)
(Provision) benefit for income taxes	45	(119)	(73)	(260)
Net income (loss)	$407	$322	$799	$757

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income and Total assets by reportable segment.

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2022
Segment revenues:
Service revenues
External	$838	$400	$364	$—	$4	$—	$1,606
Internal	29	11	19	—	3	(62)	—
Total service revenues	867	411	383	—	7	(62)	1,606
Total service revenues – commodity consideration	22	3	61	—	—	—	86
Product sales
External	58	8	39	979	27	—	1,111
Internal	55	26	213	(107)	153	(340)	—
Total product sales	113	34	252	872	180	(340)	1,111
Net gain (loss) on commodity derivatives (2)	—	—	(9)	(313)	9	—	(313)
Total revenues	$1,002	$448	$687	$559	$196	$(402)	$2,490

Three Months Ended June 30, 2021
Segment revenues:
Service revenues
External	$811	$364	$279	$1	$5	$—	$1,460
Internal	12	9	18	—	3	(42)	—
Total service revenues	823	373	297	1	8	(42)	1,460
Total service revenues – commodity consideration	10	2	39	—	—	—	51
Product sales
External	47	8	15	690	26	—	786
Internal	20	16	97	37	23	(193)	—
Total product sales	67	24	112	727	49	(193)	786
Net gain (loss) on commodity derivatives (2)	—	—	(5)	(4)	(5)	—	(14)
Total revenues	$900	$399	$443	$724	$52	$(235)	$2,283

Notes (Continued)	Table of Contents

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2022
Segment revenues:
Service revenues
External	$1,683	$770	$680	$1	$9	$—	$3,143
Internal	58	21	34	—	7	(120)	—
Total service revenues	1,741	791	714	1	16	(120)	3,143
Total service revenues – commodity consideration	43	10	110	—	—	—	163
Product sales
External	109	13	50	1,994	49	—	2,215
Internal	104	57	389	(154)	235	(631)	—
Total product sales	213	70	439	1,840	284	(631)	2,215
Net gain (loss) on commodity derivatives (2)	—	—	(14)	(428)	(65)	—	(507)
Total revenues	$1,997	$871	$1,249	$1,413	$235	$(751)	$5,014

Six Months Ended June 30, 2021
Segment revenues:
Service revenues
External	$1,633	$711	$557	$2	$9	$—	$2,912
Internal	24	20	31	—	6	(81)	—
Total service revenues	1,657	731	588	2	15	(81)	2,912
Total service revenues – commodity consideration	21	5	74	—	—	—	100
Product sales
External	87	12	30	1,729	75	—	1,933
Internal	47	44	234	86	30	(441)	—
Total product sales	134	56	264	1,815	105	(441)	1,933
Net gain (loss) on commodity derivatives (2)	—	—	(7)	(38)	(5)	—	(50)
Total revenues	$1,812	$792	$919	$1,779	$115	$(522)	$4,895
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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including our upstream operations and corporate activities, are included in Other. Our reportable segments are comprised of the following businesses:
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
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent interest in Brazos Permian II, LLC.
•Gas & NGL Marketing Services includes our NGL and natural gas marketing and trading operations previously reported within the West segment prior to January 1, 2022, as well as the operations acquired in

Management’s Discussion and Analysis (Continued)	Table of Contents
the Sequent Acquisition in 2021. This segment includes risk management and the storage and transportation of natural gas on strategically positioned assets, including our Transco system.
Dividends
In June 2022, we paid a regular quarterly dividend of $0.425 per share.
Overview of Six Months Ended June 30, 2022
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2022, increased $50 million compared to the six months ended June 30, 2021, reflecting the benefit of higher service revenues from commodity-based gathering and processing rates and higher gathering volumes, including from the Trace Acquisition in the West, as well as Transco’s Leidy South project placed in service during the second half of 2021, higher results from our upstream operations associated with increased scale of operations, higher commodity margins, higher equity earnings, and favorable interest expense due to debt retirements. These favorable impacts were partially offset by a $356 million unfavorable change in net unrealized loss on commodity derivatives, increased intangible asset amortization, the absence of a $77 million favorable impact in 2021 from Winter Storm Uri, and higher selling, general, and administrative expenses, primarily resulting from the Sequent Acquisition. The tax provision benefited from $134 million associated with the release of valuation allowances on deferred income tax assets and federal income tax settlements.
Our results include a $356 million unfavorable change in net unrealized losses from commodity derivatives not designated as hedges for accounting purposes. We can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage marketing portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or contracts, which is not recognized until the underlying transaction occurs.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto of this Form 10‑Q and in Exhibit 99.1 of our Form 8-K dated May 2, 2022.
Recent Developments
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream (Trace Acquisition) for $972 million, subject to post-closing adjustments. The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
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
In 2022, our operating results are expected to benefit from higher commodity prices and volume growth in our Haynesville and Ohio Valley Midstream areas. We also anticipate increases resulting from recently completed Transco expansion projects, development of our upstream oil and gas properties, and our recently completed Trace

Management’s Discussion and Analysis (Continued)	Table of Contents
Acquisition. These increases are partially offset by the absence of favorable results captured during Winter Storm Uri in 2021 by our Gas & NGL Marketing Services business and lower expected results in the Bradford Supply Hub primarily due to lower gathering rates resulting from annual cost of service contract redeterminations.
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
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.
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
Southside Reliability Enhancement
In May 2022, we filed an application with the FERC for the project which is an incremental expansion of Transco’s existing natural gas transmission system to provide firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. The expansion project will add a total of approximately 423 Mdth/d of capacity. We plan to place the project into service as early as the 2024/2025 winter heating season assuming timely receipt of all necessary regulatory approvals.
West
Louisiana Energy Gateway
In June 2022, we announced our intention to construct new natural gas gathering assets which are expected to gather 1.8 Bcf/d of natural gas produced in the Haynesville Shale basin for delivery to premium markets, including Transco, industrial markets, and growing LNG export demand along the Gulf Coast. This project is expected to go into service in late 2024. We may consider a partner for this project.

Management’s Discussion and Analysis (Continued)	Table of Contents

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change*	% Change*	2022	2021	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,606	$1,460	+146	+10%	$3,143	$2,912	+231	+8%
Service revenues – commodity consideration	86	51	+35	+69%	163	100	+63	+63%
Product sales	1,111	786	+325	+41%	2,215	1,933	+282	+15%
Net gain (loss) on commodity derivatives	(313)	(14)	-299	NM	(507)	(50)	-457	NM
Total revenues	2,490	2,283			5,014	4,895
Costs and expenses:
Product costs	857	697	-160	-23%	1,660	1,629	-31	-2%
Net processing commodity expenses	40	18	-22	-122%	70	39	-31	-79%
Operating and maintenance expenses	465	379	-86	-23%	859	739	-120	-16%
Depreciation and amortization expenses	506	463	-43	-9%	1,004	901	-103	-11%
Selling, general, and administrative expenses	160	114	-46	-40%	314	237	-77	-32%
Other (income) expense – net	(10)	12	+22	NM	(19)	11	+30	NM
Total costs and expenses	2,018	1,683			3,888	3,556
Operating income (loss)	472	600			1,126	1,339
Equity earnings (losses)	163	135	+28	+21%	299	266	+33	+12%
Other investing income (loss) – net	2	2	—	—%	3	4	-1	-25%
Interest expense	(281)	(298)	+17	+6%	(567)	(592)	+25	+4%
Other income (expense) – net	6	2	+4	+200%	11	—	+11	NM
Income (loss) before income taxes	362	441			872	1,017
Less: Provision (benefit) for income taxes	(45)	119	+164	NM	73	260	+187	+72%
Net income (loss)	407	322			799	757
Less: Net income (loss) attributable to noncontrolling interests	7	18	+11	+61%	19	27	+8	+30%
Net income (loss) attributable to The Williams Companies, Inc.	$400	$304			$780	$730

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Service revenues increased primarily due to higher gathering rates driven by favorable commodity prices and annual contractual rate escalations for certain of our West and Northeast operations, higher gathering volumes including from the Trace Acquisition, higher transportation fee revenues associated with the Leidy South expansion project placed fully in service at Transco in December 2021, and higher reimbursable electric power and storage costs, which are substantially offset in Operating and maintenance expenses.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher marketing sales volumes of NGLs and natural gas, including the increase associated with the Sequent Acquisition in third-quarter 2021, higher sales prices and volumes associated with our upstream operations presented in our Other segment, higher sales prices related to our equity NGL sales and gas marketing activities, and higher other product sales. These increases were partially offset by the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements). As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues. The unfavorable change primarily reflects net realized and unrealized losses in our Gas & NGL Marketing Services segment, as well as higher net realized losses related to derivative contracts in our Other and West segments. Higher net realized gains at our Other segment partially offset these impacts.
Product costs increased primarily due to higher prices for our NGL marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities, and higher other product costs. These increases were partially offset by the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs.
Net processing commodity expenses increased primarily due to higher net realized prices for natural gas purchases associated with our equity NGL production activities, including a net gain from commodity derivatives related to these purchases in 2022. This net gain from commodity derivatives includes a realized gain in our West segment and an unrealized gain in our Gas & NGL Marketing segment.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, net realized gains and losses on commodity derivatives related to sales of product, and net realized processing commodity expenses comprise our Commodity margins. However, Net realized product sales at our Other segment reflect sales of our upstream related production net of the associated realized gains and losses and are excluded from our commodity margins.
Operating and maintenance expenses increased primarily due to higher operating costs including higher expenses associated with our upstream operations, higher reimbursable electric power and storage costs, which are substantially offset in Service revenues, higher employee-related expenses, and increased costs associated with Transco's Leidy South expansion project placed in service in 2021.
Depreciation and amortization expenses increased primarily due to amortization of intangibles acquired in the Sequent and Trace Acquisitions and an increase in depreciation at Transco related to ARO revisions (offset in Other (income) expense – net within Operating income (loss) resulting in no net impact on our results of operations), partially offset by the absence of 2021 depreciation on certain decommissioned facilities in our West segment.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses, including those associated with the Sequent Acquisition, and Trace Acquisition costs.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other (income) expense – net within Operating income (loss) changed favorably primarily due to the deferral of ARO depreciation (offset in Depreciation and amortization expenses resulting in no net impact on our results of operations).
Equity earnings (losses) changed favorably primarily due to an increase at Laurel Mountain.
Interest expense changed favorably primarily due to the early retirement of notes, partially offset by interest on outstanding commercial paper (see Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed favorably primarily due to a benefit of $134 million related to the release of valuation allowances on certain federal and state deferred income tax assets and federal income tax settlements, as well as lower pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Service revenues increased primarily due to higher gathering and processing rates driven by favorable commodity prices and annual contractual rate escalations for certain of our West and Northeast operations, higher gathering volumes including from the Trace Acquisition, higher transportation fee revenues associated with the Leidy South expansion project placed fully in service at Transco in December 2021, and higher reimbursable electric power and storage costs, which are substantially offset in Operating and maintenance expenses.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher marketing sales volumes of NGLs and natural gas, including the increase associated with the Sequent Acquisition in third-quarter 2021, higher sales prices and volumes associated with our upstream operations presented in our Other segment, higher sales prices related to our equity NGL sales activities, and higher other product sales. These increases were partially offset by the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements) and lower gas marketing sales prices related to the absence of severe winter weather in 2022 as compared to the first quarter of 2021. As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities.
The unfavorable change in Net gain (loss) on commodity derivatives primarily reflects net realized and unrealized losses in our Gas & NGL Marketing Services and Other segments.
Product costs increased primarily due to higher prices for our NGL marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities, and higher other product costs. These increases were partially offset by the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs.
Net processing commodity expenses increased primarily due to higher net realized prices for natural gas purchases associated with our equity NGL production activities, including a net gain from commodity derivatives related to these purchases in 2022. This net gain from commodity derivatives includes a realized gain in our West segment and an unrealized gain in our Gas & NGL Marketing segment.
Operating and maintenance expenses increased primarily due to higher operating costs including higher expenses associated with our upstream operations, higher reimbursable electric power and storage costs which are substantially offset in Service revenues, increased costs associated with Transco's Leidy South expansion project placed in service in 2021, and higher employee-related expenses.

Management’s Discussion and Analysis (Continued)	Table of Contents
Depreciation and amortization expenses increased primarily due to amortization of intangibles acquired in the Sequent and Trace Acquisitions and an increase in depreciation at Transco related to ARO revisions (offset in Other (income) expense – net within Operating income (loss) resulting in no net impact on our results of operations), partially offset by the absence of 2021 depreciation on certain decommissioned facilities in our West segment.
Selling, general, and administrative expenses increased primarily due to higher employee-related and other general expenses, primarily resulting from the Sequent Acquisition, as well as Trace Acquisition costs.
Other (income) expense – net within Operating income (loss) changed favorably primarily due to the deferral of ARO depreciation (offset in Depreciation and amortization expenses resulting in no net impact on our results of operations).
Equity earnings (losses) changed favorably primarily due to increases at Laurel Mountain and RMM, offset by a decrease at Appalachia Midstream Investments.
Interest expense changed favorably primarily due to the early retirement of notes, partially offset by interest on outstanding commercial paper (see Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements).
The favorable change in Other income (expense) – net below Operating income (loss) reflects the absence of an accrual for a loss contingency in 2021.
Provision (benefit) for income taxes changed favorably primarily due to a benefit of $134 million related to the release of valuation allowances on certain federal and state deferred income tax assets and federal income tax settlements, as well as lower pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
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
Transmission & Gulf of Mexico

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$867	$823	$1,741	$1,657
Service revenues – commodity consideration	22	10	43	21
Product sales	113	67	213	134
Segment revenues	1,002	900	1,997	1,812

Product costs	(109)	(68)	(209)	(134)
Net processing commodity expenses	(15)	(2)	(21)	(6)
Other segment costs and expenses	(271)	(230)	(511)	(459)
Proportional Modified EBITDA of equity-method investments	45	46	93	93
Transmission & Gulf of Mexico Modified EBITDA	$652	$646	$1,349	$1,306

Commodity margins	$11	$7	$26	$15

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to a favorable change to Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to a $51 million increase in Transco’s natural gas transportation and storage revenues primarily associated with the Leidy South expansion project placed fully in service in December 2021 and higher storage rates effective during the second quarter of 2022. The 2022 quarter also benefited from higher reimbursable electric power costs, which is offset by a similar change in electricity charges reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating costs, including costs associated with the Leidy South expansion project, higher reimbursable electric power costs and storage costs, which are offset by a similar change in electricity reimbursements and storage revenues, reflected in Service revenues, and higher employee-related costs. These increases are partially offset by a favorable change in the deferral of ARO related depreciation at Transco.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to a favorable change to Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to a $91 million increase in Transco’s natural gas transportation and storage revenues primarily associated with the Leidy South expansion project placed fully in service in December 2021 and higher storage rates effective during the second quarter of 2022. The 2022 period also benefited from higher reimbursable electric power costs, which is offset by a similar change in electricity charges reflected in Other segment costs and expenses.
Commodity margins associated with our equity NGLs increased $10 million primarily driven by favorable NGL sales prices, partially offset by higher prices for natural gas purchases associated with our equity NGL production activities.
Other segment costs and expenses increased primarily due to higher operating costs, including costs associated with the Leidy South expansion project, higher reimbursable electric power costs and storage costs, which are offset by a similar change in electricity reimbursements and storage revenues, reflected in Service revenues, and higher employee-related costs. These increases are partially offset by a favorable change in the deferral of ARO related depreciation at Transco.

Management’s Discussion and Analysis (Continued)	Table of Contents
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$411	$373	$791	$731
Service revenues – commodity consideration	3	2	10	5
Product sales	34	24	70	56
Segment revenues	448	399	871	792

Product costs	(34)	(26)	(71)	(58)
Net processing commodity expenses	(2)	—	(2)	—
Other segment costs and expenses	(136)	(126)	(254)	(238)
Proportional Modified EBITDA of equity-method investments	174	162	324	315
Northeast G&P Modified EBITDA	$450	$409	$868	$811

Commodity margins	$1	$—	$7	$3
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $15 million increase in revenues at the Northeast JV primarily related to higher processing and gathering volumes;
•A $10 million increase in revenues at Susquehanna Supply Hub primarily related to higher gathering rates resulting from annual rate escalation, partially offset by lower gathering volumes;
•A $10 million increase in revenues in the Utica Shale region primarily related to higher gathering rates resulting from annual cost of service contract redetermination.
Other segment costs and expenses increased primarily due to higher operating expenses.
Proportional Modified EBITDA of equity-method investments increased at Laurel Mountain due to higher commodity-based gathering rates and higher MVC revenue, partially offset by a decrease at Appalachia Midstream Investments primarily driven by lower gathering rates resulting from annual cost of service contract redetermination.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $20 million increase in revenues at the Northeast JV primarily related to higher processing volumes;
•A $19 million increase in revenues at Susquehanna Supply Hub primarily related to higher gathering rates resulting from annual rate escalation, partially offset by lower gathering volumes;
•A $9 million increase in revenues in the Utica Shale region primarily related to higher gathering rates resulting from annual cost of service contract redetermination;

Management’s Discussion and Analysis (Continued)	Table of Contents
•A $9 million increase in revenues associated with reimbursable electricity expenses, which is offset by similar changes in electricity charges, reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity charges.
Proportional Modified EBITDA of equity-method investments increased at Laurel Mountain due to higher commodity-based gathering rates and higher MVC revenue, partially offset by a decrease at Appalachia Midstream Investments primarily driven by lower gathering rates resulting from annual cost of service contract redetermination.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$383	$297	$714	$588
Service revenues – commodity consideration	61	39	110	74
Product sales	252	112	439	264
Net gain (loss) on commodity derivatives	(9)	(5)	(14)	(7)
Segment revenues	687	443	1,249	919

Product costs	(247)	(104)	(429)	(241)
Net processing commodity expenses	(37)	(16)	(63)	(33)
Other segment costs and expenses	(146)	(122)	(267)	(247)
Proportional Modified EBITDA of equity-method investments	31	22	58	47
West Modified EBITDA	$288	$223	$548	$445

Commodity margins	$25	$26	$48	$57
Three months ended June 30, 2022 vs. three months ended June 30, 2021
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $50 million increase in the Haynesville Shale region primarily associated with higher gathering volumes including from the Trace Acquisition (see Note 3 – Acquisitions of Notes to Consolidated Financial Statements) in April 2022 as well as higher gathering rates driven by favorable commodity pricing;
•A $34 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing.
Product margins from our equity NGLs decreased $1 million, primarily due to higher net realized prices for natural gas purchases associated with our equity NGLs production activities and lower non-ethane sales volumes, substantially offset by higher net realized commodity sales prices.
Other segment costs and expenses changed unfavorably primarily due to higher operating expenses and expenses associated with our Trace Acquisition in April 2022.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher commodity prices at RMM.

Management’s Discussion and Analysis (Continued)	Table of Contents
Six months ended June 30, 2022 vs. six months ended June 30, 2021
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $68 million increase in the Haynesville Shale region primarily due to higher gathering volumes including from the Trace Acquisition as well as higher gathering rates driven by favorable commodity pricing;
•A $42 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing;
•A $25 million increase in the Piceance region primarily driven by higher processing rates driven by favorable commodity pricing; partially offset by
•An $11 million decrease associated with lower MVC revenue in the Wamsutter region;
•A $2 million decrease in the Eagle Ford Shale region primarily due to a production decline, substantially offset by higher MVC revenue.
Marketing margins decreased $17 million, primarily due to the absence of severe winter weather in the first quarter of 2022 as compared to 2021. Product margins from our equity NGLs were zero with higher net realized commodity sales prices offset by higher net realized prices for natural gas purchases associated with our equity NGLs production activities and lower non-ethane sales volumes. Other product margins increased $8 million primarily due to higher commodity prices.
Other segment costs and expenses changed unfavorably primarily due to higher operating expenses and expenses associated with our Trace Acquisition in April 2022.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher commodity prices at RMM.
Gas & NGL Marketing Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$—	$1	$1	$2
Product sales	872	727	1,840	1,815

Net realized gain (loss) from derivative instruments	(16)	(1)	(72)	(35)
Net unrealized gain (loss) from derivative instruments	(297)	(3)	(356)	(3)
Net gain (loss) on commodity derivatives	(313)	(4)	(428)	(38)

Segment revenues	559	724	1,413	1,779
Net unrealized gain (loss) from derivative instruments within Net processing commodity expenses	9	—	11	—
Product costs	(833)	(713)	(1,645)	(1,672)
Other segment costs and expenses	(17)	(3)	(48)	(6)
Gas & NGL Marketing Services Modified EBITDA	$(282)	$8	$(269)	$101

Commodity margins	$23	$13	$123	$108

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to higher net unrealized loss from derivative instruments and higher Other segment costs and expenses, partially offset by higher Commodity margins.
Commodity margins increased $10 million primarily due to:
•A $7 million increase in NGL marketing margins primarily due to higher net realized prices on sales of inventory;
•A $3 million increase from our natural gas marketing operations including $13 million of higher natural gas transportation capacity marketing margins due to favorable net realized commodity pricing, partially offset by $10 million lower natural gas storage marketing margins due to a second-quarter 2022 charge related to a lower of cost or net realizable value inventory adjustment.
Net unrealized gain (loss) from derivative instruments relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2021 is primarily related to the Sequent Acquisition in July 2021 and the discontinuance of hedge accounting for new hedges beginning in the second half of 2021.
Other segment costs and expenses increased primarily due to higher employee-related costs related to the Sequent Acquisition.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to higher net unrealized loss from derivative instruments and higher Other segment costs and expenses, partially offset by higher Commodity margins.
Commodity margins increased $15 million primarily due to:
•An $8 million increase in natural gas marketing margins which included the following:
•An $86 million increase in natural gas transportation capacity marketing margins primarily associated with the Sequent Acquisition;
•A $5 million increase in natural gas storage marketing margins due to higher net realized commodity prices; partially offset by
•A $58 million decrease associated with our legacy natural gas marketing operations primarily due to lower net realized natural gas prices from the absence of severe winter weather in the first quarter of 2022 as compared to the first quarter of 2021;
•A $15 million charge in 2022 related to the remaining recognition of a purchase accounting inventory fair value adjustment which increased the weighted-average cost of inventory; and
•A $10 million charge related to a lower of cost or net realizable value inventory adjustment in 2022;
•A $7 million increase in our NGL marketing margins primarily due to higher net realized commodity prices and higher volumes.
Net unrealized gain (loss) from derivative instruments changed significantly primarily due to the Sequent Acquisition in July 2021 and the discontinuance of hedge accounting for new hedges beginning in the second half of 2021.
Other segment costs and expenses increased primarily due to higher employee-related costs related to the Sequent Acquisition.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$7	$8	$16	$15
Product sales	180	49	284	105

Net realized gain (loss) from derivative instruments	(38)	—	(46)	—
Net unrealized gain (loss) from derivative instruments	47	(5)	(19)	(5)
Net gain (loss) on commodity derivatives	9	(5)	(65)	(5)

Segment revenues	196	52	235	115

Other segment costs and expenses	(57)	(32)	(91)	(62)
Other Modified EBITDA	$139	$20	$144	$53

Net realized product sales	$142	$49	$238	$105
Three months ended June 30, 2022 vs. three months ended June 30, 2021
Other Modified EBITDA increased primarily due to $117 million higher results from our upstream operations which included the following:
•A $93 million increase in Net realized product sales primarily due to higher net realized commodity prices in the second quarter of 2022 and higher volumes associated with acquisitions of additional ownership interests in the second and third quarters of 2021 and higher production from new wells;
•A $52 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021; partially offset by
•A $28 million increase in Other segment costs and expenses primarily related to higher expenses associated with the increased scale of our upstream operations and higher production and property taxes associated with higher commodity prices.
Six months ended June 30, 2022 vs. six months ended June 30, 2021
Other Modified EBITDA increased primarily due to $85 million higher results from our upstream operations which included the following:
•A $133 million increase in Net realized product sales primarily due to higher volumes associated with acquisitions of additional ownership interests in the second and third quarters of 2021 and higher production from new wells. Net realized product sales also increased due to higher net realized commodity prices in the second quarter of 2022, partially offset by lower prices from the absence of winter weather in the first quarter of 2022 compared to the first quarter of 2021; partially offset by
•A $14 million unfavorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions and an increase in production hedged in 2022 compared to 2021; and

Management’s Discussion and Analysis (Continued)	Table of Contents
•A $34 million increase in Other segment costs and expenses primarily related to higher expenses associated with the increased scale of our upstream operations and higher production and property taxes associated with higher commodity prices.
Other segment costs and expenses also reflects a $10 million favorable impact for the absence of an accrual for loss contingency in 2021.

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
During the first quarter of 2022, we early retired $1.25 billion of 3.6 percent senior unsecured notes that were scheduled to mature in March 2022 using proceeds from our October 2021 debt offering. During the second quarter of 2022, we early retired $750 million of 3.35 percent senior unsecured notes that were scheduled to mature in August 2022 using issuances of commercial paper. As of June 30, 2022, we have $876 million of long-term debt due within one year and $1.040 billion of Commercial paper outstanding (at par value). Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
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

Uses:
Working capital requirements
Capital and investment expenditures
Product costs
Other operating costs including human capital expenses
Quarterly dividends to our shareholders
Repayments of borrowings under our credit facility and/or commercial paper program
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
Share repurchase program
As of June 30, 2022, we have $20.8 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.

Management’s Discussion and Analysis (Continued)	Table of Contents
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2022, we had a working capital deficit of $2.051 billion, including cash and cash equivalents, long-term debt due within one year, and commercial paper. Our available liquidity is as follows:

Available Liquidity	June 30, 2022
(Millions)
Cash and cash equivalents	$133
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	2,710
$2,843

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had $1.040 billion of Commercial paper (at par value) outstanding as of June 30, 2022. Through June 30, 2022, the highest amount outstanding under our commercial paper program and credit facility during 2022 was $1.219 billion. At June 30, 2022, we were in compliance with the financial covenants associated with our credit facility. Borrowing capacity under our credit facility as of July 28, 2022 was $2.712 billion.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 3.7 percent from the $0.41 per share paid in each quarter of 2021, to $0.425 per share paid in March and June 2022.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2022	2021
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$2,180	$1,972
Proceeds from commercial paper - net	Financing	1,037	—
Proceeds from long-term debt	Financing	5	898

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(2,012)	(11)
Common dividends paid	Financing	(1,035)	(996)
Capital expenditures	Investing	(606)	(685)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(933)	—
Dividends and distributions paid to noncontrolling interests	Financing	(95)	(95)
Purchases of and contributions to equity-method investments	Investing	(100)	(44)

Other sources / (uses) – net	Financing and Investing	12	20
Increase (decrease) in cash and cash equivalents		$(1,547)	$1,059
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, and Net unrealized (gain) loss from derivative instruments.
Our Net cash provided (used) by operating activities for the six months ended June 30, 2022, increased from the same period in 2021 primarily due to higher operating income (excluding noncash items as previously discussed), favorable changes in margin requirements, and higher distributions from unconsolidated affiliates, partially offset by net unfavorable changes in operating working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2022.
Commodity Price Risk
We are exposed to commodity price risk through our natural gas and NGL marketing activities, including contracts to purchase, sell, transport, and store product. We routinely manage this risk with a variety of exchange-traded and OTC energy contracts such as forward contracts, futures contracts, and basis swaps, as well as physical transactions. Although many of the contracts used to manage commodity exposure are derivative instruments, these economic hedges are not designated or do not qualify for hedge accounting treatment.
We are also exposed to commodity prices through our upstream business and certain gathering and processing contracts. We use derivative instruments to lock in forward sales prices on a portion of our expected future production. These economic hedges are not designated for hedge accounting treatment.
The maturities of our derivative contracts at June 30, 2022 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Using (1)		2022	2023 - 2024	2025 - 2026+
	(Millions)
Level 1	$(26)	$38	$(66)	$2
Level 2	(697)	(128)	(326)	(243)
Level 3	(28)	(4)	(24)	—
Fair value of contracts outstanding at end of period (2)	$(751)	$(94)	$(416)	$(241)
_______________
(1)See Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 10 – Derivatives for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Excludes cash collateral of $247 million in Level 1.
Value at Risk (VaR)
VaR is the maximum predicted loss in portfolio value over a specified time period that is not expected to be exceeded within a given degree of probability. Our VaR may not be comparable to that of other companies due to differences in the factors used to calculate VaR. Our VaR is determined using parametric models with 95 percent confidence intervals and one-day holding periods, which means that 95 percent of the time, the risk of loss in a day from a portfolio of positions is expected to be less than or equal to the amount of VaR calculated. Our open exposure is managed in accordance with established policies that limit market risk and require daily reporting of predicted financial loss to management. Because we generally manage physical gas assets and economically protect our positions by hedging in the futures markets, our open exposure is generally mitigated. We employ daily risk testing, using both VaR and stress testing, to evaluate the risk of our positions.
We actively monitor open commodity marketing positions and the resulting VaR and maintain a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk. Starting in the second quarter of 2022, following the further integration of our legacy natural gas and NGL marketing with the operations acquired in the Sequent Acquisition, we now present VaR for our integrated trading operations. For the first quarter of 2022, the VaR presented reflects the legacy Sequent operations only.

We had the following VaRs for the periods shown:

	Three Months Ended March 31, 2022	Three Months Ended June 30, 2022
	Sequent Only	Trading
	(Millions)
Average	$6.2	$12.1
High	$10.4	$20.6
Low	$4.1	$8.2
Our remaining portfolio primarily consists of derivatives that hedge our upstream business and certain gathering and processing contracts. At June 30, 2022, the VaR associated with these derivatives was $22 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as supplemented by the disclosures in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q, as filed with the SEC on May 2, 2022, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program through June 30, 2022.

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
August 1, 2022