Form 10-Q
period 2022-09-30
WILLIAMS COMPANIES, INC.
filed 2022-10-31
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Registrant’s telephone number, including area code: (800) 945-5426
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at October 27, 2022
Common Stock, $1.00 par value	1,218,339,828

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
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Partially Owned Entities: Entities in which we do not own a 100 percent ownership interest and which, as of September 30, 2022, we account for as equity-method investments, including principally the following:
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

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,685	$1,506	$4,828	$4,418
Service revenues – commodity consideration	60	64	223	164
Product sales	1,260	1,296	3,475	3,229
Net gain (loss) on commodity derivatives	16	(391)	(491)	(441)
Total revenues	3,021	2,475	8,035	7,370
Costs and expenses:
Product costs	990	1,043	2,650	2,672
Net processing commodity expenses	29	28	99	67
Operating and maintenance expenses	486	409	1,345	1,148
Depreciation and amortization expenses	500	487	1,504	1,388
Selling, general, and administrative expenses	163	152	477	389
Other (income) expense – net	33	1	14	12
Total costs and expenses	2,201	2,120	6,089	5,676
Operating income (loss)	820	355	1,946	1,694
Equity earnings (losses)	193	157	492	423
Other investing income (loss) – net	1	2	4	6
Interest incurred	(296)	(295)	(871)	(892)
Interest capitalized	5	3	13	8
Other income (expense) – net	(6)	4	5	4
Income (loss) before income taxes	717	226	1,589	1,243
Less: Provision (benefit) for income taxes	96	53	169	313
Net income (loss)	621	173	1,420	930
Less: Net income (loss) attributable to noncontrolling interests	21	8	40	35
Net income (loss) attributable to The Williams Companies, Inc.	600	165	1,380	895
Less: Preferred stock dividends	1	1	2	2
Net income (loss) available to common stockholders	$599	$164	$1,378	$893
Basic earnings (loss) per common share:
Net income (loss)	$.49	$.14	$1.13	$.74
Weighted-average shares (thousands)	1,218,964	1,215,434	1,218,202	1,215,113
Diluted earnings (loss) per common share:
Net income (loss)	$.49	$.13	$1.13	$.73
Weighted-average shares (thousands)	1,222,472	1,217,979	1,222,153	1,217,558

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Net income (loss)	$621	$173	$1,420	$930
Other comprehensive income (loss):
Designated cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $3 and $1 in 2022 and $5 and $14 in 2021	(8)	(17)	(3)	(43)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— and $— in 2022 and ($5) and ($7) in 2021	—	15	—	21
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of ($1) and ($1) in 2022 and $— and $— in 2021	2	—	2	—
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($1) and ($2) in 2022 and ($1) and ($3) in 2021	2	3	7	9
Other comprehensive income (loss)	(4)	1	6	(13)
Comprehensive income (loss)	617	174	1,426	917
Less: Comprehensive income (loss) attributable to noncontrolling interests	21	8	40	35
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$596	$166	$1,386	$882
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30, 2022	December 31, 2021
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$859	$1,680
Trade accounts and other receivables	2,674	1,986
Allowance for doubtful accounts	(15)	(8)
Trade accounts and other receivables – net	2,659	1,978
Inventories	447	379
Derivative assets	201	301
Other current assets and deferred charges	272	211
Total current assets	4,438	4,549
Investments	5,066	5,127
Property, plant, and equipment	46,186	44,184
Accumulated depreciation and amortization	(15,848)	(14,926)
Property, plant, and equipment – net	30,338	29,258
Intangible assets – net of accumulated amortization	7,493	7,402
Regulatory assets, deferred charges, and other	1,337	1,276
Total assets	$48,672	$47,612
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,613	$1,746
Accrued liabilities	1,527	1,201
Long-term debt due within one year	877	2,025
Total current liabilities	5,017	4,972
Long-term debt	22,530	21,650
Deferred income tax liabilities	2,637	2,453
Regulatory liabilities, deferred income, and other	4,578	4,436
Contingent liabilities and commitments (Note 11)
Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at September 30, 2022 and December 31, 2021; 35,000 shares issued at September 30, 2022 and December 31, 2021)	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2022 and December 31, 2021; 1,253 million shares issued at September 30, 2022 and 1,250 million shares issued at December 31, 2021)	1,253	1,250
Capital in excess of par value	24,527	24,449
Retained deficit	(13,419)	(13,237)
Accumulated other comprehensive income (loss)	(27)	(33)
Treasury stock, at cost (35 million shares of common stock)	(1,050)	(1,041)
Total stockholders’ equity	11,319	11,423
Noncontrolling interests in consolidated subsidiaries	2,591	2,678
Total equity	13,910	14,101
Total liabilities and equity	$48,672	$47,612

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – June 30, 2022	$35	$1,253	$24,500	$(13,498)	$(23)	$(1,041)	$11,226	$2,610	$13,836
Net income (loss)	—	—	—	600	—	—	600	21	621
Other comprehensive income (loss)	—	—	—	—	(4)	—	(4)	—	(4)
Cash dividends – common stock ($0.425 per share)	—	—	—	(518)	—	—	(518)	—	(518)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Stock-based compensation and related common stock issuances, net of tax	—	—	28	—	—	—	28	—	28
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7	7
Purchase of treasury stock	—	—	—	—	—	(9)	(9)	—	(9)
Other	—	—	(1)	(3)	—	—	(4)	(1)	(5)
Net increase (decrease) in equity	—	—	27	79	(4)	(9)	93	(19)	74
Balance – September 30, 2022	$35	$1,253	$24,527	$(13,419)	$(27)	$(1,050)	$11,319	$2,591	$13,910

Balance – June 30, 2021	$35	$1,249	$24,401	$(13,022)	$(110)	$(1,041)	$11,512	$2,753	$14,265
Net income (loss)	—	—	—	165	—	—	165	8	173
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($0.41 per share)	—	—	—	(498)	—	—	(498)	—	(498)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(40)	(40)
Stock-based compensation and related common stock issuances, net of tax	—	—	23	—	—	—	23	—	23
Purchase of partial interest in consolidated subsidiary	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Other	—	—	1	(6)	—	—	(5)	—	(5)
Net increase (decrease) in equity	—	—	24	(339)	1	—	(314)	(32)	(346)
Balance – September 30, 2021	$35	$1,249	$24,425	$(13,361)	$(109)	$(1,041)	$11,198	$2,721	$13,919

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2021	$35	$1,250	$24,449	$(13,237)	$(33)	$(1,041)	$11,423	$2,678	$14,101
Net income (loss)	—	—	—	1,380	—	—	1,380	40	1,420
Other comprehensive income (loss)	—	—	—	—	6	—	6	—	6
Cash dividends – common stock ($1.275 per share)	—	—	—	(1,553)	—	—	(1,553)	—	(1,553)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(141)	(141)
Stock-based compensation and related common stock issuances, net of tax	—	3	79	—	—	—	82	—	82
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Purchase of treasury stock	—	—	—	—	—	(9)	(9)	—	(9)
Other	—	—	(1)	(9)	—	—	(10)	(1)	(11)
Net increase (decrease) in equity	—	3	78	(182)	6	(9)	(104)	(87)	(191)
Balance – September 30, 2022	$35	$1,253	$24,527	$(13,419)	$(27)	$(1,050)	$11,319	$2,591	$13,910

Balance – December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	895	—	—	895	35	930
Other comprehensive income (loss)	—	—	—	—	(13)	—	(13)	—	(13)
Cash dividends – common stock ($1.23 per share)	—	—	—	(1,494)	—	—	(1,494)	—	(1,494)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(135)	(135)
Stock-based compensation and related common stock issuances, net of tax	—	1	53	—	—	—	54	—	54
Purchase of partial interest in consolidated subsidiary	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Other	—	—	1	(14)	—	—	(13)	1	(12)
Net increase (decrease) in equity	—	1	54	(613)	(13)	—	(571)	(93)	(664)
Balance – September 30, 2021	$35	$1,249	$24,425	$(13,361)	$(109)	$(1,041)	$11,198	$2,721	$13,919

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,420	$930
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,504	1,388
Provision (benefit) for deferred income taxes	182	313
Equity (earnings) losses	(492)	(423)
Distributions from unconsolidated affiliates	688	574
Net unrealized (gain) loss from derivative instruments	329	317
Amortization of stock-based awards	58	60
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(672)	(538)
Inventories	(76)	(112)
Other current assets and deferred charges	(62)	(67)
Accounts payable	743	570
Accrued liabilities	167	67
Changes in current and noncurrent derivative assets and liabilities	86	(267)
Other, including changes in noncurrent assets and liabilities	(205)	(6)
Net cash provided (used) by operating activities	3,670	2,806
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,752	898
Payments of long-term debt	(2,019)	(887)
Proceeds from issuance of common stock	53	6
Common dividends paid	(1,553)	(1,494)
Dividends and distributions paid to noncontrolling interests	(141)	(135)
Contributions from noncontrolling interests	15	6
Payments for debt issuance costs	(14)	(7)
Other – net	(49)	(13)
Net cash provided (used) by financing activities	(1,956)	(1,626)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,447)	(957)
Dispositions – net	(19)	5
Contributions in aid of construction	8	46
Purchases of businesses, net of cash acquired (Note 3)	(933)	(126)
Purchases of and contributions to equity-method investments	(140)	(79)
Other – net	(4)	3
Net cash provided (used) by investing activities	(2,535)	(1,108)
Increase (decrease) in cash and cash equivalents	(821)	72
Cash and cash equivalents at beginning of year	1,680	142
Cash and cash equivalents at end of period	$859	$214
_____________
(1) Increases to property, plant, and equipment	$(1,549)	$(1,001)
Changes in related accounts payable and accrued liabilities	102	44
Capital expenditures	$(1,447)	$(957)

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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines and complimentary natural gas storage facilities within Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
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

Notes (Continued)	Table of Contents
VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II).
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2022, we consolidate the following VIEs:
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
Cardinal
We own a 66 percent interest in Cardinal, a subsidiary that provides gathering services for the Utica Shale region and is a VIE due to certain risks shared with customers. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Cardinal’s economic performance. Future expansion activity is expected to be funded with capital contributions from us and the other equity partner.
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	September 30, 2022	December 31, 2021
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$53	$78
Trade accounts and other receivables – net	142	132
Inventories	3	3
Other current assets and deferred charges	6	7
Property, plant, and equipment – net	5,155	5,295
Intangible assets – net of accumulated amortization	2,186	2,267
Regulatory assets, deferred charges, and other	29	20
Accounts payable	(74)	(61)
Accrued liabilities	(28)	(29)
Regulatory liabilities, deferred income, and other	(282)	(287)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mont Belvieu, Texas, and is a VIE due primarily to our limited participating rights as the minority equity holder. At September 30, 2022, the carrying value of our investment in Targa Train 7 was $46 million. Our maximum exposure to loss is limited to the carrying value of our investment.
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
During the period from the acquisition date of April 29, 2022 to September 30, 2022, the operations acquired in the Trace Acquisition contributed Revenues of $99 million and Modified EBITDA (as defined in Note 12 – Segment Disclosures) of $48 million.
Costs related to the Trace Acquisition of $8 million are reported within our West segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
We accounted for the Trace Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The valuation techniques used consisted of the income approach (excess earnings method) for valuation of intangible assets and depreciated replacement costs for property, plant, and equipment.

Notes (Continued)	Table of Contents
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are included in the West segment, and liabilities assumed at April 29, 2022. The fair value of accounts receivable acquired equals contractual amounts receivable. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily intangible assets and property, plant, and equipment; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. After the June 30, 2022, financial statements were issued, we received an updated valuation report from a third-party valuation firm resulting in an increase of $11 million in property, plant, and equipment and a decrease of $11 million in intangible assets.

(Millions)
Cash and cash equivalents	$39
Trade accounts and other receivables – net	18
Property, plant, and equipment – net	448
Intangible assets – net of accumulated amortization	472
Other noncurrent assets	20
Total assets acquired	$997

Accounts payable	$12
Accrued liabilities	5
Other noncurrent liabilities	8
Total liabilities assumed	$25

Net assets acquired	$972
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
During the period from the acquisition date of July 1, 2021 to December 31, 2021, results for the operations acquired in the Sequent Acquisition included net product sales of $(43) million (including $80 million of purchases from affiliates), net loss on commodity derivatives of $43 million, and unfavorable Modified EBITDA of $112 million. Both the Revenues and Modified EBITDA amounts reflect a net unrealized loss on commodity derivatives of $109 million for the period.

Notes (Continued)	Table of Contents
Costs related to the Sequent Acquisition for the period from the acquisition date of July 1, 2021 to December 31, 2021 of $5 million were included in Selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2021.
We accounted for the Sequent Acquisition as a business combination. The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are included in the Gas & NGL Marketing Services segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. The fair value of the intangible assets were measured using an income approach. The inventory acquired relates to natural gas in underground storage. The fair value of this inventory was based on the market price of the underlying commodity at the acquisition date. See Note 9 – Fair Value Measurements and Guarantees for the valuation techniques used to measure fair value of derivative assets and liabilities.

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
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three months ended September 30, 2021 and nine months ended September 30, 2022 and 2021, are presented as if the Trace Acquisition had been completed on January 1, 2021, and the Sequent Acquisition had been completed on January 1, 2020. These pro forma amounts are not necessarily indicative of what the actual results would have been if the Trace Acquisition and Sequent Acquisition had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)	Table of Contents

	Three Months Ended September 30, 2021
	As Reported	Pro Forma Trace		Pro Forma Combined
	(Millions)
Revenues	$2,475	$31		$2,506
Net income (loss) attributable to The Williams Companies, Inc.	165	11		176

	Nine Months Ended September 30, 2022
	As Reported	Pro Forma Trace (1)		Pro Forma Combined
	(Millions)
Revenues	$8,035	$45		$8,080
Net income (loss) attributable to The Williams Companies, Inc.	1,380	18		1,398

	Nine Months Ended September 30, 2021
	As Reported	Pro Forma Trace	Pro Forma Sequent (2)	Pro Forma Combined
	(Millions)
Revenues	$7,370	$86	$188	$7,644
Net income (loss) attributable to The Williams Companies, Inc.	895	31	4	930

(1)Excludes results from operations acquired in the Trace Acquisition for the period beginning on the acquisition date of April 29, 2022, as these results are included in the amounts as reported.
(2)Excludes results from operations acquired in the Sequent Acquisition for the period beginning on the acquisition date of July 1, 2021, as these results are included in the amounts as reported.
Seasonality can impact natural gas usage and operating results; thus, the results for the operations acquired in the Sequent Acquisition for interim periods are not necessarily indicative of annual results and can vary significantly from quarter to quarter.
Purchase of North Texas Assets
On August 31, 2022, we purchased a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC (NorTex Asset Purchase) for approximately $424 million. These assets are included in the Transmission & Gulf of Mexico segment.

Notes (Continued)	Table of Contents
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream and Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$685	$109	$—	$—	$—	$—	$—	$(18)	$776
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	99	354	407	—	—	(50)	810
Commodity consideration	—	—	11	2	47	—	—	—	60
Other	3	—	9	57	15	1	—	(5)	80
Total service revenues	688	109	119	413	469	1	—	(73)	1,726
Product sales	81	—	51	40	245	3,109	238	(523)	3,241
Total revenues from contracts with customers	769	109	170	453	714	3,110	238	(596)	4,967
Other revenues (1)	3	—	3	6	(6)	2,607	(23)	(1)	2,589
Other adjustments (2)	—	—	—	—	—	(4,779)	—	244	(4,535)
Total revenues	$772	$109	$173	$459	$708	$938	$215	$(353)	$3,021

Three Months Ended September 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$642	$107	$—	$—	$—	$—	$—	$(12)	$737
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	74	340	306	—	—	(37)	683
Commodity consideration	—	—	13	(1)	52	—	—	—	64
Other	3	—	5	52	12	—	—	(6)	66
Total service revenues	645	107	92	391	370	—	—	(55)	1,550
Product sales	20	—	72	19	184	2,140	116	(353)	2,198
Total revenues from contracts with customers	665	107	164	410	554	2,140	116	(408)	3,748
Other revenues (1)	1	1	3	7	(23)	873	(18)	(3)	841
Other adjustments (2)	—	—	—	—	—	(2,131)	—	17	(2,114)
Total revenues	$666	$108	$167	$417	$531	$882	$98	$(394)	$2,475

Notes (Continued)	Table of Contents

	Transco	Northwest Pipeline	Gulf of Mexico Midstream and Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,014	$329	$—	$—	$—	$—	$—	$(54)	$2,289
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	265	1,027	1,089	—	—	(114)	2,267
Commodity consideration	—	—	54	12	157	—	—	—	223
Other	8	—	21	162	41	2	—	(16)	218
Total service revenues	2,022	329	340	1,201	1,287	2	—	(184)	4,997
Product sales	140	—	215	110	684	8,422	522	(1,442)	8,651
Total revenues from contracts with customers	2,162	329	555	1,311	1,971	8,424	522	(1,626)	13,648
Other revenues (1)	6	2	7	19	(14)	5,838	(72)	(10)	5,776
Other adjustments (2)	—	—	—	—	—	(11,911)	—	522	(11,389)
Total revenues	$2,168	$331	$562	$1,330	$1,957	$2,351	$450	$(1,114)	$8,035

Nine Months Ended September 30, 2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,880	$328	$—	$—	$—	$—	$—	$(17)	$2,191
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	250	966	860	—	—	(98)	1,978
Commodity consideration	—	—	34	4	126	—	—	—	164
Other	8	—	15	145	40	2	—	(15)	195
Total service revenues	1,888	328	299	1,115	1,026	2	—	(130)	4,528
Product sales	50	—	178	75	441	3,955	216	(796)	4,119
Total revenues from contracts with customers	1,938	328	477	1,190	1,467	3,957	216	(926)	8,647
Other revenues (1)	3	1	8	19	(17)	835	(3)	(9)	837
Other adjustments (2)	—	—	—	—	—	(2,131)	—	17	(2,114)
Total revenues	$1,941	$329	$485	$1,209	$1,450	$2,661	$213	$(918)	$7,370

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

Notes (Continued)	Table of Contents
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Balance at beginning of period	$48	$38	$22	$12
Revenue recognized in excess of amounts invoiced	54	51	158	134
Minimum volume commitments invoiced	(41)	(39)	(119)	(96)
Balance at end of period	$61	$50	$61	$50
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Balance at beginning of period	$1,115	$1,193	$1,126	$1,209
Payments received and deferred	34	14	144	99
Significant financing component	2	3	7	8
Contract liability acquired	2	1	2	1
Recognized in revenue	(71)	(48)	(197)	(154)
Balance at end of period	$1,082	$1,163	$1,082	$1,163
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2022, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2022, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)	Table of Contents
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2022 (three months)	$52	$916
2023 (one year)	154	3,610
2024 (one year)	126	3,340
2025 (one year)	118	3,015
2026 (one year)	105	2,517
Thereafter	527	17,191
Total	$1,082	$30,589
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	September 30, 2022	December 31, 2021
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,824	$1,451
Receivables from derivatives	788	462
Other accounts receivable	47	65
Trade accounts and other receivables – net	$2,659	$1,978
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Current:
Federal	$—	$1	$(27)	$(1)
State	4	1	14	1
	4	2	(13)	—
Deferred:
Federal	163	40	247	240
State	(71)	11	(65)	73
	92	51	182	313
Provision (benefit) for income taxes	$96	$53	$169	$313

The effective income tax rate for the total provision (benefit) for the three months ended September 30, 2022, is less than the federal statutory rate primarily due to the effect of state income taxes, including a $92 million state income tax benefit related to a decrease in our estimate of the deferred state income tax rate (net of federal effect) driven primarily by the enacted decline in the Pennsylvania state income tax rate over the next several years, partially offset by a $23 million unfavorable revision to a state net operating loss carryforward (net of federal benefit).
The effective income tax rate for the total provision (benefit) for the nine months ended September 30, 2022, is less than the federal statutory rate primarily due to the release of a valuation allowance on foreign tax credits, the

Notes (Continued)	Table of Contents
effect of state income taxes, including a $92 million state income tax benefit related to a decrease in our estimate of the deferred state income tax rate (net of federal effect), and federal settlements.
The effective income tax rates for the total provision (benefit) for the three and nine months ended September 30, 2021, are greater than the federal statutory rate, primarily due to the effect of state income taxes.
We have a valuation allowance on certain deferred income tax assets that serves to reduce those assets to amounts that will, more likely than not, be realized. We must evaluate whether we will ultimately realize these tax benefits considering all available positive and negative evidence, which incorporates management’s assessment of available tax planning strategies, future reversals of existing taxable temporary differences, and the availability and character of future taxable income. During the second quarter of 2022, we released $88 million of valuation allowance upon determining we expect to utilize an additional $70 million of foreign tax credits and $18 million related to various state net operating loss carryforwards and state credits.
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
Note 6 – Earnings (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per-share amounts; shares in thousands)
Net income (loss) available to common stockholders	$599	$164	$1,378	$893
Basic weighted-average shares	1,218,964	1,215,434	1,218,202	1,215,113
Effect of dilutive securities:
Nonvested restricted stock units	3,269	2,539	3,682	2,437
Stock options	239	6	269	8
Diluted weighted-average shares	1,222,472	1,217,979	1,222,153	1,217,558
Earnings (loss) per common share:
Basic	$.49	$.14	$1.13	$.74
Diluted	$.49	$.13	$1.13	$.73
Note 7 – Employee Benefit Plans
Net periodic benefit cost (credit) is as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$7	$8	$21	$23
Interest cost	8	7	23	21
Expected return on plan assets	(11)	(11)	(33)	(33)
Amortization of net actuarial loss	3	4	9	11
Net actuarial loss from settlements	—	—	—	1
Net periodic benefit cost (credit)	$7	$8	$20	$23

Notes (Continued)	Table of Contents

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$1	$1
Interest cost	1	1	4	4
Expected return on plan assets	(3)	(2)	(8)	(7)
Reclassification to regulatory liability	—	—	1	1
Net periodic benefit cost (credit)	$(1)	$—	$(2)	$(1)
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
On August 8, 2022, we issued $1.0 billion of 4.65 percent senior unsecured notes due August 15, 2032, and $750 million of 5.30 percent senior unsecured notes due August 15, 2052.
On October 17, 2022, we early retired $850 million of 3.7 percent senior unsecured notes due January 15, 2023.
Commercial Paper Program
At September 30, 2022, no commercial paper was outstanding under our $3.5 billion commercial paper program.
Credit Facility

	September 30, 2022
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		40

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2022:
Measured on a recurring basis:
ARO Trust investments	$216	$216	$216	$—	$—
Commodity derivative assets (1)	95	95	3	54	38
Commodity derivative liabilities (1)	(815)	(815)	(54)	(717)	(44)
Other financial assets (liabilities) – net	(11)	(11)	—	(11)	—
Additional disclosures:
Long-term debt, including current portion	(23,407)	(21,911)	—	(21,911)	—
Guarantees	(38)	(25)	—	(9)	(16)

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260	$260	$260	$—	$—
Commodity derivative assets (2)	84	84	2	81	1
Commodity derivative liabilities (2)	(488)	(488)	(69)	(403)	(16)
Other financial assets (liabilities) – net	(7)	(7)	—	(7)	—
Additional disclosures:
Long-term debt, including current portion	(23,675)	(27,768)	—	(27,768)	—
Guarantees	(39)	(26)	—	(10)	(16)

(1)Net commodity derivative assets and liabilities exclude $210 million of net cash collateral in Level 1.
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

Notes (Continued)	Table of Contents
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $24 million at September 30, 2022. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
At September 30, 2022, the notional volume of the net long (short) positions for our commodity-related derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	485,699,255
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(58,780,281)
Basis Risk	Natural Gas	MMBtu	(60,614,348)
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(52,710,000)
Basis Risk	Natural Gas Liquids	Barrels	(2,520,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(216,000)
Derivative Financial Statement Presentation
The fair value of commodity-related derivatives, which are not designated as hedging instruments for accounting purposes, was reflected as follows:

	September 30, 2022		December 31, 2021
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$1,144	$(1,475)	$619	$(760)
Noncurrent	328	(717)	166	(429)
Total derivatives	$1,472	$(2,192)	$785	$(1,189)

Gross amounts recognized	$1,472	$(2,192)	$785	$(1,189)
Counterparty and collateral netting offset	(1,246)	1,456	(476)	772
Amounts recognized in our Consolidated Balance Sheet	$226	$(736)	$309	$(417)

Notes (Continued)	Table of Contents
For the three and nine months ended September 30, 2022 and 2021 the pre-tax effects of commodity-related derivatives in Net gain (loss) on commodity derivatives reflected within Total revenues and Net processing commodity expenses in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Realized commodity-related derivatives designated as hedging instruments	$—	$(20)	$—	$(28)
Realized commodity-related derivatives not designated as hedging instruments	(13)	(62)	(145)	(96)
Unrealized commodity-related derivatives not designated as hedging instruments	29	(309)	(346)	(317)
Net gain (loss) on commodity derivatives	$16	$(391)	$(491)	$(441)

Realized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$6	$1	$12	$1
Unrealized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$6	$—	$17	$—
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. As of September 30, 2022, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $18 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At September 30, 2022, net cash collateral held on deposit in broker margin accounts was $210 million.
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

Notes (Continued)	Table of Contents
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
We reached an agreement to resolve the two remaining actions, which the court must approve. We have fully accrued for the preliminary settlement agreement.
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

Notes (Continued)	Table of Contents
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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. Trial was held May 10 through May 17, 2021. On December 29, 2021, the court entered judgment in our favor in the amount of $410 million, plus interest at the contractual rate, and our reasonable attorneys’ fees and expenses. On September 21, 2022, the court entered a final order and judgment awarding us the termination fee, attorney’s fees,

Notes (Continued)	Table of Contents
expenses, and interest in the amount of $602 million plus additional interest starting September 17, 2022. Energy Transfer has appealed to the Delaware Supreme Court.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2022, we have accrued liabilities totaling $32 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At September 30, 2022, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2022, we have accrued liabilities of $4 million for these costs. We expect that these costs will be recoverable through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2022, we have accrued liabilities totaling $10 million for these costs.
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
•Former agricultural fertilizer and chemical operations and former retail petroleum and refining operations;
•Former petroleum products and natural gas pipelines;
•Former petroleum refining facilities;

Notes (Continued)	Table of Contents
•Former exploration and production and mining operations;
•Former electricity and natural gas marketing and trading operations.
At September 30, 2022, we have accrued environmental liabilities of $18 million related to these matters.
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
At September 30, 2022, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
We define Modified EBITDA as follows:
•Net income (loss) before:
◦Provision (benefit) for income taxes;
◦Interest incurred, net of interest capitalized;
◦Equity earnings (losses);

Notes (Continued)	Table of Contents
◦Other investing income (loss) – net;
◦Depreciation and amortization expenses;
◦Accretion expense associated with asset retirement obligations for nonregulated operations.
•This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$638	$630	$1,987	$1,936
Northeast G&P	464	442	1,332	1,253
West	337	257	885	702
Gas & NGL Marketing Services (1)	20	(262)	(249)	(161)
Other	140	38	284	91
	1,599	1,105	4,239	3,821
Accretion expense associated with asset retirement obligations for nonregulated operations	(12)	(12)	(36)	(33)
Depreciation and amortization expenses	(500)	(487)	(1,504)	(1,388)
Equity earnings (losses)	193	157	492	423
Other investing income (loss) – net	1	2	4	6
Proportional Modified EBITDA of equity-method investments	(273)	(247)	(748)	(702)
Interest expense	(291)	(292)	(858)	(884)
(Provision) benefit for income taxes	(96)	(53)	(169)	(313)
Net income (loss)	$621	$173	$1,420	$930
_____________
(1)    Modified EBITDA for the three and nine months ended September 30, 2022, includes charges of $64 million and $76 million associated with lower of cost or net realizable value adjustments to our inventory. These charges are reflected in Product Sales and Product costs in our Consolidated Statement of Income.

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income.

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2022
Segment revenues:
Service revenues
External	$880	$408	$393	$1	$3	$—	$1,685
Internal	30	9	32	—	3	(74)	—
Total service revenues	910	417	425	1	6	(74)	1,685
Total service revenues – commodity consideration	11	2	47	—	—	—	60
Product sales
External	78	11	61	1,079	31	—	1,260
Internal	43	29	184	(195)	207	(268)	—
Total product sales	121	40	245	884	238	(268)	1,260
Net gain (loss) on commodity derivatives
Realized	—	—	(9)	54	(58)	—	(13)
Unrealized	1	—	—	(1)	29	—	29
Total net gain (loss) on commodity derivatives (2)	1	—	(9)	53	(29)	—	16
Total revenues	$1,043	$459	$708	$938	$215	$(342)	$3,021

Three Months Ended September 30, 2021
Segment revenues:
Service revenues
External	$812	$390	$300	$—	$4	$—	$1,506
Internal	24	9	20	—	4	(57)	—
Total service revenues	836	399	320	—	8	(57)	1,506
Total service revenues – commodity consideration	13	(1)	52	—	—	—	64
Product sales
External	54	(1)	13	1,183	47	—	1,296
Internal	34	20	164	51	64	(333)	—
Total product sales	88	19	177	1,234	111	(333)	1,296
Net gain (loss) on commodity derivatives
Realized	—	—	(18)	(58)	(6)	—	(82)
Unrealized	—	—	—	(294)	(15)	—	(309)
Total net gain (loss) on commodity derivatives (2)	—	—	(18)	(352)	(21)	—	(391)
Total revenues	$937	$417	$531	$882	$98	$(390)	$2,475

Notes (Continued)	Table of Contents

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2022
Segment revenues:
Service revenues
External	$2,563	$1,178	$1,073	$2	$12	$—	$4,828
Internal	88	30	66	—	10	(194)	—
Total service revenues	2,651	1,208	1,139	2	22	(194)	4,828
Total service revenues – commodity consideration	54	12	157	—	—	—	223
Product sales
External	187	24	111	3,073	80	—	3,475
Internal	147	86	573	(349)	442	(899)	—
Total product sales	334	110	684	2,724	522	(899)	3,475
Net gain (loss) on commodity derivatives
Realized	—	—	(23)	(18)	(104)	—	(145)
Unrealized	1	—	—	(357)	10	—	(346)
Total net gain (loss) on commodity derivatives (2)	1	—	(23)	(375)	(94)	—	(491)
Total revenues	$3,040	$1,330	$1,957	$2,351	$450	$(1,093)	$8,035

Nine Months Ended September 30, 2021
Segment revenues:
Service revenues
External	$2,445	$1,101	$857	$2	$13	$—	$4,418
Internal	48	29	51	—	10	(138)	—
Total service revenues	2,493	1,130	908	2	23	(138)	4,418
Total service revenues – commodity consideration	34	4	126	—	—	—	164
Product sales
External	141	11	43	2,912	122	—	3,229
Internal	81	64	398	137	94	(774)	—
Total product sales	222	75	441	3,049	216	(774)	3,229
Net gain (loss) on commodity derivatives
Realized	—	—	(25)	(93)	(6)	—	(124)
Unrealized	—	—	—	(297)	(20)	—	(317)
Total net gain (loss) on commodity derivatives (2)	—	—	(25)	(390)	(26)	—	(441)
Total revenues	$2,749	$1,209	$1,450	$2,661	$213	$(912)	$7,370
_____________
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
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing, treating, compression, and storage, NGL fractionation, transportation and storage, crude oil production handling and transportation, as well as marketing services for NGL, crude oil and natural gas.
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including our upstream operations and corporate activities, are included in Other. Our reportable segments are comprised of the following businesses:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines and complimentary natural gas storage facilities within Transco and Northwest Pipeline, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated VIE), a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery. Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
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
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent equity-method investment in Brazos Permian II, LLC.

Management’s Discussion and Analysis (Continued)	Table of Contents
•Gas & NGL Marketing Services includes our NGL and natural gas marketing and trading operations previously reported within the West segment prior to January 1, 2022, as well as the operations acquired in the Sequent Acquisition in 2021. This segment includes risk management and the storage and transportation of natural gas on strategically positioned assets, including our Transco system.
Dividends
In September 2022, we paid a regular quarterly dividend of $0.425 per share.
Overview of Nine Months Ended September 30, 2022
Net income (loss) attributable to The Williams Companies, Inc., for the nine months ended September 30, 2022, increased $485 million compared to the nine months ended September 30, 2021, reflecting the benefit of higher service revenues from commodity-based gathering and processing rates and higher gathering volumes, including from the Trace Acquisition in the West, as well as Transco’s Leidy South project placed in service in December 2021, higher results from our upstream operations associated with higher prices and increased scale of operations, higher commodity margins, higher equity earnings, and favorable interest expense due to debt retirements. These favorable impacts were partially offset by a $12 million unfavorable change in net unrealized loss on commodity derivatives, increased intangible asset amortization, the absence of a $77 million favorable impact in 2021 from Winter Storm Uri, higher operating and maintenance expenses, and higher selling, general, and administrative expenses, primarily resulting from the Sequent Acquisition. The tax provision benefited from the release of valuation allowances on deferred income tax assets and federal income tax settlements, as well as from a decrease in our estimated deferred state income tax rate.
Our results include a $12 million unfavorable change in net unrealized losses from commodity derivatives not designated as hedges for accounting purposes. We can experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage marketing portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or contracts, which is not recognized until the underlying transaction occurs.
The following discussion and analysis of results of operations and financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto of this Form 10‑Q and in Exhibit 99.1 of our Form 8-K dated May 2, 2022.
Recent Developments
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream for $972 million, subject to post-closing adjustments. The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
Purchase of North Texas Assets
On August 31, 2022, we purchased a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC for approximately $424 million. These assets are included in the Transmission & Gulf of Mexico segment.
Northwest Pipeline FERC Rate Case Settlement Filing
On August 26, 2022, Northwest Pipeline filed a petition with the FERC for approval of a stipulation and settlement agreement, which establishes a new general system firm rate, to be effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program, and satisfies its rate case filing

Management’s Discussion and Analysis (Continued)	Table of Contents
obligation. Provisions were included in the settlement that a new rate case can be filed to be effective after January 1, 2026, and that a general rate case filing must be made for rates to become effective no later than April 1, 2028.
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
In 2022, our operating results are expected to benefit from higher commodity prices and volume growth in our Haynesville and Ohio Valley Midstream areas. We also anticipate increases resulting from Transco expansion projects, development of our upstream oil and gas properties, and our recently completed Trace Acquisition. These increases are partially offset by the absence of favorable results captured during Winter Storm Uri in 2021 by our Gas & NGL Marketing Services business and lower expected results in the Bradford Supply Hub primarily due to lower gathering rates resulting from annual cost of service contract redeterminations.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2022 are expected to be in a range from $1.25 billion to $1.35 billion, which excludes approximately $1.5 billion in total acquisitions and follow-on expenditures for the Trace Acquisition and NorTex Asset Purchase. Growth capital spending in 2022, excluding the Trace Acquisition and NorTex Asset Purchase, primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, and an expansion in the Western Gulf area. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments.
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
•Unexpected significant increases in capital expenditures or delays in capital project execution, including delays caused by supply chain disruptions;
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
Southside Reliability Enhancement
In May 2022, we filed an application with the FERC for the project, which is an incremental expansion of Transco’s existing natural gas transmission system to provide firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We plan to place the project into service as early as the 2024/2025 winter heating season assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423 Mdth/d.
Texas to Louisiana Energy Pathway
In August 2022, we filed an application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.
Southeast Energy Connector
In August 2022, we filed an application with the FERC for the project, which is an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We plan to place the project into service in the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.
Commonwealth Energy Connector
In August 2022, we filed an application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 105 Mdth/d.

Management’s Discussion and Analysis (Continued)	Table of Contents
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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change*	% Change*	2022	2021	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,685	$1,506	+179	+12%	$4,828	$4,418	+410	+9%
Service revenues – commodity consideration	60	64	-4	-6%	223	164	+59	+36%
Product sales	1,260	1,296	-36	-3%	3,475	3,229	+246	+8%
Net gain (loss) on commodity derivatives	16	(391)	+407	NM	(491)	(441)	-50	-11%
Total revenues	3,021	2,475			8,035	7,370
Costs and expenses:
Product costs	990	1,043	+53	+5%	2,650	2,672	+22	+1%
Net processing commodity expenses	29	28	-1	-4%	99	67	-32	-48%
Operating and maintenance expenses	486	409	-77	-19%	1,345	1,148	-197	-17%
Depreciation and amortization expenses	500	487	-13	-3%	1,504	1,388	-116	-8%
Selling, general, and administrative expenses	163	152	-11	-7%	477	389	-88	-23%
Other (income) expense – net	33	1	-32	NM	14	12	-2	-17%
Total costs and expenses	2,201	2,120			6,089	5,676
Operating income (loss)	820	355			1,946	1,694
Equity earnings (losses)	193	157	+36	+23%	492	423	+69	+16%
Other investing income (loss) – net	1	2	-1	-50%	4	6	-2	-33%
Interest expense	(291)	(292)	+1	—%	(858)	(884)	+26	+3%
Other income (expense) – net	(6)	4	-10	NM	5	4	+1	+25%
Income (loss) before income taxes	717	226			1,589	1,243
Less: Provision (benefit) for income taxes	96	53	-43	-81%	169	313	+144	+46%
Net income (loss)	621	173			1,420	930
Less: Net income (loss) attributable to noncontrolling interests	21	8	-13	-163%	40	35	-5	-14%
Net income (loss) attributable to The Williams Companies, Inc.	$600	$165			$1,380	$895

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Service revenues increased primarily due to higher gathering rates driven by favorable commodity prices and annual contractual rate escalations for certain of our West and Northeast G&P operations, higher gathering volumes including from the Trace Acquisition, higher transportation fee revenues associated with the Leidy South expansion project placed fully in service at Transco in December 2021, and higher reimbursable electric power and storage costs, which are substantially offset in Operating and maintenance expenses.
Product sales decreased primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements). As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities including a 2022 lower of cost or net realizable value adjustment to our gas marketing storage inventory. Additional unfavorable impacts include lower marketing and equity NGL sales volumes. These decreases were substantially offset by higher marketing sales prices, higher sales prices and volumes associated with our upstream operations presented in our Other segment, higher sales prices related to our equity NGL sales, and higher other product sales.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues. The favorable change primarily reflects a net gain related to derivative contracts in our Gas & NGL Marketing Services segment.
Product costs decreased primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs. This decrease was partially offset by higher prices, volumes, and lower of cost or net realizable value inventory adjustments in 2022 associated with our NGL marketing activities, higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities, and higher other product costs.
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
Operating and maintenance expenses increased primarily due to higher operating costs including higher reimbursable electric power and storage costs, which are substantially offset in Service revenues, higher expenses associated with our upstream operations, and increased costs associated with Transco's Leidy South expansion project placed in service in December 2021.
Depreciation and amortization expenses increased primarily due to amortization of intangibles acquired in the Sequent and Trace Acquisitions, partially offset by the absence of 2021 depreciation on certain decommissioned facilities in our West segment.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses.
Other (income) expense – net within Operating income (loss) changed unfavorably primarily due to losses related to Eminence storage cavern abandonments and regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate.
Equity earnings (losses) changed favorably primarily due to an increase at Laurel Mountain.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income, partially offset by a benefit related to a decrease in our estimate of the state deferred income tax rate. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)	Table of Contents
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Service revenues increased primarily due to higher gathering and processing rates driven by favorable commodity prices and annual contractual rate escalations for certain of our West and Northeast G&P operations, higher gathering volumes including from the Trace Acquisition, higher transportation fee revenues associated with the Leidy South expansion project placed fully in service at Transco in December 2021, and higher reimbursable electric power and storage costs, which are substantially offset in Operating and maintenance expenses.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher marketing sales prices and volumes, including the increase associated with the Sequent Acquisition in third-quarter 2021, higher sales prices and volumes associated with our upstream operations presented in our Other segment, higher sales prices related to our equity NGL sales activities, and higher other product sales. These increases were substantially offset by the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs, including a 2022 lower of cost or net realizable value adjustment to our gas marketing storage inventory (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements) as well as lower gas marketing sales prices related to the absence of a 2021 favorable impact from Winter Storm Uri severe winter weather.
The unfavorable change in Net gain (loss) on commodity derivatives primarily reflects a higher net realized loss, offset by a favorable change in net unrealized gains and losses related to derivative contracts in our Other segment. The change also reflects a lower net realized loss, offset by a higher net unrealized loss related to derivative contracts in our Gas & NGL Marketing Services segment.
Product costs decreased primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs. This decrease was partially offset by higher prices, volumes, and lower of cost or net realizable value inventory adjustments in 2022 associated with our NGL marketing activities, higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities, and higher other product costs.
Net processing commodity expenses increased primarily due to higher net realized prices for natural gas purchases associated with our equity NGL production activities, partially offset by favorable change in net unrealized gains from commodity derivatives related to these purchases. These net gains from commodity derivatives include realized gains in our West segment and unrealized gains in our Gas & NGL Marketing segment.
Operating and maintenance expenses increased primarily due to higher operating costs including higher reimbursable electric power and storage costs which are substantially offset in Service revenues, higher expenses associated with our upstream operations, increased costs associated with Transco's Leidy South expansion project placed in service in 2021, and higher employee-related expenses.
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
Other (income) expense – net within Operating income (loss) changed unfavorably primarily due to losses related to Eminence storage cavern abandonments and regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate, offset by the deferral of ARO depreciation (offset in Depreciation and amortization expenses resulting in no net impact on our results of operations).

Management’s Discussion and Analysis (Continued)	Table of Contents
Equity earnings (losses) changed favorably primarily due to increases at Laurel Mountain and RMM, offset by a decrease at Appalachia Midstream Investments.
Interest expense changed favorably primarily due to the early retirement of notes (see Note 8 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed favorably primarily due to a benefit related to the release of a valuation allowance, a benefit associated with a decrease in our estimate of the state deferred income tax rate, and federal settlements, partially offset by higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
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
Transmission & Gulf of Mexico

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$910	$836	$2,651	$2,493
Service revenues – commodity consideration	11	13	54	34
Product sales	121	88	334	222
Net unrealized gain (loss) from derivative instruments	1	—	1	—
Segment revenues	1,043	937	3,040	2,749

Product costs	(120)	(89)	(329)	(223)
Net processing commodity expenses	(2)	(4)	(23)	(10)
Other segment costs and expenses	(333)	(259)	(844)	(718)
Proportional Modified EBITDA of equity-method investments	50	45	143	138
Transmission & Gulf of Mexico Modified EBITDA	$638	$630	$1,987	$1,936

Commodity margins	$10	$8	$36	$23
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to a favorable change to Service revenues, substantially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $43 million increase in Transco’s natural gas transportation and storage revenues primarily associated with the Leidy South expansion project placed fully in service in December 2021 and higher storage rates effective since the second quarter of 2022 as well as benefited from higher reimbursable electric power costs, which is offset by a similar change in electricity charges reflected in Other segment costs and expenses.
•A $24 million increase in the Eastern Gulf Coast region primarily due to higher volumes from the absence of temporary shut-ins due to producer operational issues and weather-related events in 2021.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other segment costs and expenses increased primarily due to higher operating costs including higher reimbursable electric power costs and storage costs, which are offset by a similar change in electricity reimbursements and storage revenues reflected in Service revenues; losses related to Eminence storage cavern abandonments; higher maintenance costs primarily related to general maintenance at Transco; regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate; and costs associated with the Leidy South expansion project.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $134 million increase in Transco’s natural gas transportation and storage revenues primarily associated with the Leidy South expansion project placed fully in service in December 2021 and higher storage rates effective since the second quarter of 2022 as well as benefited from higher reimbursable electric power costs, which is offset by a similar change in electricity charges reflected in Other segment costs and expenses and higher short-term firm transportation, overall demand and commodity revenues.
•A $19 million increase in the Eastern Gulf Coast region primarily due to higher volumes from the absence of temporary shut-ins due to producer operational issues and weather-related events in 2021, partially offset by a decrease at Gulfstar One for the Tubular Bells field primarily due to lower volumes from natural decline.
Commodity margins associated with our equity NGLs increased $10 million primarily driven by favorable NGL sales prices, partially offset by higher prices for natural gas purchases associated with our equity NGL production activities.
Other segment costs and expenses increased primarily due to higher operating costs including higher reimbursable electric power costs and storage costs, which are offset by a similar change in electricity reimbursements and storage revenues reflected in Service revenues; costs associated with the Leidy South expansion project; higher maintenance costs primarily related to general maintenance at Transco and Gulf Coast region; higher employee-related costs; losses related to Eminence storage cavern abandonments; and regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate. These increases are partially offset by a favorable change in the deferral of ARO related depreciation at Transco.

Management’s Discussion and Analysis (Continued)	Table of Contents
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$417	$399	$1,208	$1,130
Service revenues – commodity consideration	2	(1)	12	4
Product sales	40	19	110	75
Segment revenues	459	417	1,330	1,209

Product costs	(39)	(19)	(110)	(77)
Net processing commodity expenses	—	(1)	(2)	(1)
Other segment costs and expenses	(138)	(130)	(392)	(368)
Proportional Modified EBITDA of equity-method investments	182	175	506	490
Northeast G&P Modified EBITDA	$464	$442	$1,332	$1,253

Commodity margins	$3	$(2)	$10	$1
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to a $16 million increase in revenues at the Northeast JV primarily related to higher gathering and processing volumes as well as higher processing rates. Higher escalated rates at Susquehanna Supply Hub and higher cost of service rates in the Utica Shale region were substantially offset by lower volumes.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel, which is partially offset by reimbursable revenue.
Proportional Modified EBITDA of equity-method investments increased at Laurel Mountain due to higher commodity-based gathering rates and higher MVC revenue, partially offset by a decrease at Appalachia Midstream Investments primarily driven by lower gathering rates resulting from annual cost of service contract redetermination.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $36 million increase in revenues at the Northeast JV primarily related to higher gathering and processing volumes as well as higher processing rates;
•A $15 million increase in revenues at Susquehanna Supply Hub primarily related to higher gathering rates resulting from annual rate escalation, partially offset by lower gathering volumes;
•A $12 million increase in revenues in the Utica Shale region primarily related to higher gathering rates resulting from annual cost of service contract redetermination;
•A $12 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel, which is partially offset by reimbursable revenue.
Proportional Modified EBITDA of equity-method investments increased at Laurel Mountain due to higher commodity-based gathering rates and higher MVC revenue, partially offset by a decrease at Appalachia Midstream Investments primarily driven by lower gathering rates resulting from annual cost of service contract redetermination.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$425	$320	$1,139	$908
Service revenues – commodity consideration	47	52	157	126
Product sales	245	177	684	441

Net realized gain (loss) on commodity derivatives – service revenues	(10)	(4)	(15)	(4)
Net realized gain (loss) on commodity derivatives – product sales	1	(14)	(8)	(21)
Net realized gain (loss) on commodity derivatives	(9)	(18)	(23)	(25)

Segment revenues	708	531	1,957	1,450

Product costs	(238)	(170)	(667)	(411)
Net processing commodity expenses	(28)	(24)	(91)	(57)
Other segment costs and expenses	(146)	(107)	(413)	(354)
Proportional Modified EBITDA of equity-method investments	41	27	99	74
West Modified EBITDA	$337	$257	$885	$702

Commodity margins	$27	21	$75	$78
Three months ended September 30, 2022 vs. three months ended September 30, 2021
West Modified EBITDA increased primarily due to higher Service revenues and Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $59 million increase in the Haynesville Shale region primarily associated with higher gathering volumes including from the Trace Acquisition (see Note 3 – Acquisitions of Notes to Consolidated Financial Statements) in April 2022 as well as higher gathering rates driven by favorable commodity pricing;
•A $40 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing.
Product margins from our equity NGLs increased $5 million, primarily due to higher net realized commodity sales prices, partially offset by higher net realized prices for natural gas purchases associated with our equity NGLs production activities and lower non-ethane sales volumes. Other product margins increased $6 million primarily due to the Trace Acquisition. Marketing margins decreased $5 million.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other segment costs and expenses increased primarily due to higher operating expenses related to the Trace Acquisition as well as higher compressor electricity and fuel costs, and the absence of a gain on an asset sale in 2021.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher commodity prices and volumes at RMM as well as higher volumes at OPPL.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
West Modified EBITDA increased primarily due to higher Service revenues and Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $127 million increase in the Haynesville Shale region primarily due to higher gathering volumes including from the Trace Acquisition as well as higher gathering rates driven by favorable commodity pricing;
•An $88 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing;
•A $16 million increase in the Piceance region primarily driven by higher processing rates driven by favorable commodity pricing;
•A $1 million increase in the Eagle Ford Shale region primarily due to higher MVC revenues, escalated gathering rates, and higher deferred revenue amortization, substantially offset by a production decline; partially offset by
•An $11 million decrease associated with lower MVC revenue in the Wamsutter region.
Marketing margins decreased $21 million, primarily due to the absence of the favorable impact of Winter Storm Uri in the first quarter of 2021. Other product margins increased $13 million primarily due to higher condensate sales and the Trace Acquisition in 2022. Product margins from our equity NGLs increased $5 million primarily due to higher net realized commodity sales prices, partially offset by higher net realized prices for natural gas purchases associated with our equity NGLs production activities and lower sales volumes primarily due to a customer contract change.
Other segment costs and expenses increased primarily due to higher operating expenses related to higher electricity and compressor fuel costs, the absence of gains on asset sales in 2021, higher corporate allocations, and expenses associated with the Trace Acquisition in 2022.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes and commodity prices at RMM and higher volumes at OPPL.

Management’s Discussion and Analysis (Continued)	Table of Contents
Gas & NGL Marketing Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$1	$—	$2	$2
Product sales	884	1,234	2,724	3,049

Net realized gain (loss) from derivative instruments	54	(58)	(18)	(93)
Net unrealized gain (loss) from derivative instruments	(1)	(294)	(357)	(297)
Net gain (loss) on commodity derivatives	53	(352)	(375)	(390)

Segment revenues	938	882	2,351	2,661
Net unrealized gain (loss) from derivative instruments within Net processing commodity expenses	6	—	17	—
Product costs	(899)	(1,130)	(2,544)	(2,802)
Other segment costs and expenses	(25)	(14)	(73)	(20)
Gas & NGL Marketing Services Modified EBITDA	$20	$(262)	$(249)	$(161)

Commodity margins	$39	$46	$162	$154
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Gas & NGL Marketing Services Modified EBITDA increased primarily due to the absence of a 2021 net unrealized loss from derivative instruments, partially offset by higher Other segment costs and expenses and lower Commodity margins.
Commodity margins decreased $7 million primarily due to:
•A $55 million decrease in NGL marketing margins primarily due to:
◦A $38 million unfavorable change in realized gains and losses on sales of product;
◦A $22 million charge related to lower of cost or net realizable value inventory adjustments in the third quarter of 2022; partially offset by
◦A $5 million favorable change in net realized gain (loss) from derivative instruments.
•A $48 million increase from our natural gas marketing operations including $83 million of higher natural gas transportation capacity marketing margins due to favorable pricing spreads, partially offset by $35 million lower natural gas storage marketing margins primarily due to a third-quarter 2022 charge related to a lower of cost or net realizable value inventory adjustment.
Net unrealized gain (loss) from derivative instruments relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2021 is primarily due to a change in forward commodity prices relative to our hedge positions in 2022 compared to 2021.
Other segment costs and expenses increased primarily due to higher employee-related costs.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to higher Other segment costs and expenses and higher net unrealized loss from derivative instruments, partially offset by higher Commodity margins.

Management’s Discussion and Analysis (Continued)	Table of Contents
Commodity margins increased $8 million primarily due to:
•A $56 million increase in natural gas marketing margins which included the following:
◦A $169 million increase in natural gas transportation capacity marketing margins primarily associated with the Sequent Acquisition in the third quarter of 2021 and favorable pricing spreads in the third quarter of 2022; partially offset by
◦A $58 million decrease associated with our legacy natural gas marketing operations primarily due to the absence of the favorable impact of Winter Storm Uri in the first quarter of 2021;
◦A $40 million decrease in natural gas storage marketing margins due primarily to a lower of cost or net realizable value inventory adjustment in 2022; and
◦A $15 million charge in 2022 related to the remaining recognition of a purchase accounting inventory fair value adjustment which increased the weighted-average cost of inventory.
•A $48 million decrease in our NGL marketing margins primarily due to:
◦A $25 million unfavorable change in realized gains on sales of product;
◦A $25 million charge related to lower of cost or net realizable value inventory adjustments in 2022; partially offset by
◦A $2 million favorable change in net realized gain (loss) from derivative instruments.
Net unrealized gain (loss) from derivative instruments changed primarily due to the Sequent Acquisition in July 2021, and a change in forward commodity prices relative to our hedge positions in 2022 compared to 2021.
Other segment costs and expenses increased primarily due to higher employee-related costs related to the Sequent Acquisition.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Millions)
Service revenues	$6	$8	$22	$23
Product sales	238	111	522	216

Net realized gain (loss) from derivative instruments	(58)	(6)	(104)	(6)
Net unrealized gain (loss) from derivative instruments	29	(15)	10	(20)
Net gain (loss) on commodity derivatives	(29)	(21)	(94)	(26)

Segment revenues	215	98	450	213

Other segment costs and expenses	(75)	(60)	(166)	(122)
Other Modified EBITDA	$140	$38	$284	$91

Net realized product sales	$180	$105	$418	$210

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended September 30, 2022 vs. three months ended September 30, 2021
Other Modified EBITDA increased primarily due to $105 million higher results from our upstream operations which included the following:
•A $75 million increase in Net realized product sales primarily due to higher net realized commodity prices and higher volumes associated with production from new wells, partially offset by an unfavorable change in Net realized gain (loss) from derivative instruments due to an increase in commodity prices relative to our hedge positions;
•A $44 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021; partially offset by
•A $14 million increase in Other segment costs and expenses primarily due to the increased scale of our upstream operations and higher associated property and production taxes which were also impacted by higher commodity prices.
Other segment costs and expenses also includes an $11 million charge related to an accrual for loss contingency in the third quarter of 2022.
Nine months ended September 30, 2022 vs. nine months ended September 30, 2021
Other Modified EBITDA increased primarily due to $190 million higher results from our upstream operations which included the following:
•A $208 million increase in Net realized product sales primarily due to higher net realized commodity prices in the second and third quarters of 2022, partially offset by lower prices from the absence of the favorable impact of Winter Storm Uri in the first quarter of 2021 and an unfavorable change in Net realized gain (loss) from derivative instruments due to an increase in commodity prices relative to our hedge positions. Net realized product sales also increased due to higher production from new wells and higher volumes associated with acquisitions of additional ownership interests in 2021; and
•A $30 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021; partially offset by
•A $48 million increase in Other segment costs and expenses primarily due to the increased scale of our upstream operations and higher associated property and production taxes which were also impacted by higher commodity prices.
Other segment costs and expenses also includes an $11 million charge related to an accrual for loss contingency in the third quarter of 2022, substantially offset by the absence of a $10 million charge related to an accrual for loss contingency in 2021.

Management’s Discussion and Analysis (Continued)	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Our growth capital and investment expenditures in 2022 are currently expected to be in a range from $1.25 billion to $1.35 billion, which excludes approximately $1.5 billion in total acquisitions and follow-on expenditures for the Trace Acquisition and NorTex Asset Purchase. Growth capital spending in 2022, excluding the Trace Acquisition and NorTex Asset Purchase, primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business, and an expansion in the Western Gulf area. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that meet legal, regulatory, and/or contractual commitments. We funded both the Trace Acquisition and the NorTex Asset Purchase with available sources of short-term liquidity and intend to fund substantially all additional planned 2022 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock.
During the first quarter of 2022, we early retired $1.25 billion of 3.6 percent senior unsecured notes that were scheduled to mature in March 2022 using proceeds from our October 2021 debt offering. During the second quarter of 2022, we early retired $750 million of 3.35 percent senior unsecured notes that were scheduled to mature in August 2022 using issuances of commercial paper. During the third quarter of 2022, we issued $1.75 billion of long-term debt that we used to pay down our commercial paper outstanding and, in October 2022, to early retire our $850 million of 3.7 percent senior unsecured notes that were scheduled to mature in January 2023.
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
Share repurchase program

Management’s Discussion and Analysis (Continued)	Table of Contents
As of September 30, 2022, we have $22.5 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of September 30, 2022, we had a working capital deficit of $579 million, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	September 30, 2022
(Millions)
Cash and cash equivalents	$859
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$4,609

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of September 30, 2022. Through September 30, 2022, the highest amount outstanding under our commercial paper program and credit facility during 2022 was $1.219 billion. At September 30, 2022, we were in compliance with the financial covenants associated with our credit facility. Borrowing capacity under our credit facility as of October 27, 2022 was $3.630 billion.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 3.7 percent from the $0.41 per share paid in each quarter of 2021, to $0.425 per share paid in March, June, and September 2022.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2022	2021
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$3,670	$2,806
Proceeds from long-term debt	Financing	1,752	898

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(2,019)	(887)
Common dividends paid	Financing	(1,553)	(1,494)
Capital expenditures	Investing	(1,447)	(957)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(933)	(126)
Dividends and distributions paid to noncontrolling interests	Financing	(141)	(135)
Purchases of and contributions to equity-method investments	Investing	(140)	(79)

Other sources / (uses) – net	Financing and Investing	(10)	46
Increase (decrease) in cash and cash equivalents		$(821)	$72
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, and Net unrealized (gain) loss from derivative instruments.
Our Net cash provided (used) by operating activities for the nine months ended September 30, 2022, increased from the same period in 2021 primarily due higher operating income (excluding noncash items as previously discussed), favorable changes in margin requirements, and higher Distributions from unconsolidated affiliates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2022.
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
The maturities of our derivative contracts at September 30, 2022 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Using (1)		2022	2023 - 2024	2025 - 2026+
	(Millions)
Level 1 (2)	$(51)	$44	$(93)	$(2)
Level 2	(663)	(60)	(359)	(244)
Level 3	(6)	8	(15)	1
Fair value of contracts outstanding at end of period	$(720)	$(8)	$(467)	$(245)
_______________
(1)See Note 9 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 10 – Derivatives of Notes to Consolidated Financial Statements for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Net commodity derivative assets and liabilities exclude $210 million of net cash collateral in Level 1.
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
We actively monitor open commodity marketing positions and the resulting VaR and maintain a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk. Starting in the second quarter of 2022, following the further integration of our legacy trading activities with the operations acquired in the Sequent Acquisition, we now present VaR for our integrated trading operations. For the first quarter of 2022, the VaR presented reflects the legacy Sequent operations only.

At September 30, 2022, the VaR associated with this activity was $7 million. We had the following VaRs for the periods shown:

	Three Months Ended March 31, 2022	Six Months Ended September 30, 2022
	Sequent Only	Trading
	(Millions)
Average	$6.2	$11.1
High	$10.4	$20.6
Low	$4.1	$5.6
Our remaining portfolio primarily consists of derivatives that hedge our upstream business and certain gathering and processing contracts. At September 30, 2022, the VaR associated with these derivatives was $11 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All such notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We are pursuing global resolution of the claims at these facilities, as well as alleged violations at certain other facilities, with the DOJ. Global resolution, once finalized, would include both payment of a civil penalty and an injunctive relief component. We continue to work with the DOJ and the other agencies towards final resolution of these claims.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—	$—	—	$1,500,000,000
August 1 - August 31, 2022	—	$—	—	$1,500,000,000
September 1 - September 30, 2022	304,281	$28.76	304,281	$1,491,248,057
Total	304,281		304,281

(1)We announced a stock repurchase program on September 8, 2021. Our board of directors has authorized the repurchase of up to $1.5 billion of the company’s common stock. The stock repurchase program has no expiration date. We intend to purchase shares of our stock from time to time in open market transactions, block purchases, privately negotiated or structured transactions, or in such other manner as determined at our discretion, subject to market conditions and other factors.
Item 5. Other Information

On October 25, 2022, our Board of Directors (the “Board”) approved amendments to the By-laws of The Williams Companies, Inc. (the “By-laws”), effective immediately. Changes to the amended and restated By-laws include the following:

•Changes to conform with recent amendments to the General Corporation Law of the State of Delaware to (i) provide greater flexibility for adjourning and reconvening stockholder meetings; and (ii) delete the requirement that the Company make a list of stockholder information available during a meeting of stockholders.
•Updates stemming from the SEC’s recently adopted “universal proxy” rules in Rule 14a-19 under the Exchange Act to provide for the use of universal proxy cards (“Universal Proxy Card Rules”) and updates enhancing procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of stockholder proposals (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Exchange Act or nominations pursuant to the company’s proxy access bylaws), including by (i) requiring additional disclosures from nominating stockholders, proposed nominees and other persons associated with nominating stockholders; (ii) conforming existing provisions to the Universal Proxy Card Rules by providing that a proposed nominee consent to being named in any proxy statement and form of proxy card; (iii) requiring a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Card Rules and the procedures set forth in the By-Laws, and that such stockholder will provide the Company with evidence demonstrating compliance with such requirements; and (iv) requiring that stockholders directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white.
•Changes incorporating other ministerial, clarifying, and conforming changes.

The foregoing is only a summary of the changes made to the By-laws and is qualified in its entirety by reference to the full text of the By-laws, which is filed as Exhibit 3.4 to this Quarterly Report on Form 10‑Q and is incorporated herein by reference.

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

3.4*	—	By-Laws of The Williams Companies, Inc., as last amended effective October 25, 2022.
10.1§*	—	The Williams Companies, Inc. Executive Severance Pay Plan as amended and restated, effective August 1, 2022.
31.1*	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
October 31, 2022