Form 10-K
period 2022-12-31
WILLIAMS COMPANIES, INC.
filed 2023-02-27
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-4174
The Williams Companies, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		73-0569878
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)

One Williams Center
Tulsa	Oklahoma	74172
(Address of Principal Executive Offices)		(Zip Code)
800-945-5426 (800-WILLIAMS)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $36,889,420,649.
The number of shares outstanding of the registrant’s common stock outstanding at February 17, 2023 was 1,218,562,959.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 25, 2023, are incorporated into Part III, as specifically set forth in Part III.

THE WILLIAMS COMPANIES, INC.
FORM 10-K

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Annual Report.
Measurements:
Barrel or Bbl: One barrel of petroleum products that equals 42 U.S. gallons
Mbbls/d: One thousand barrels per day
Bcf : One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
MMcf/d: One million cubic feet per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
MMbtu: One million British thermal units
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Consolidated Entities: Entities in which we either own 100 percent ownership interest or for which we do not own 100 percent ownership interest but which we control and therefore consolidate, including the following:
Cardinal: Cardinal Gas Services, L.L.C.
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Nonconsolidated Entities: Entities in which we do not own a 100 percent ownership interest and which, as of December 31, 2022, we account for as equity-method investments, including principally the following:
Aux Sable: Aux Sable Liquid Products LP
Blue Racer: Blue Racer Midstream LLC
Brazos Permian II: Brazos Permian II, LLC
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
Government and Regulatory:
EPA: Environmental Protection Agency
Exchange Act, the: Securities and Exchange Act of 1934, as amended

FERC: Federal Energy Regulatory Commission
IRS: Internal Revenue Service
SEC: Securities and Exchange Commission
Securities Act, the: Securities Act of 1933, as amended
Other:
EBITDA: Earnings before interest, taxes, depreciation, and amortization
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures
MVC: Minimum volume commitments
NGLs: Natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels, and gasoline additives, among other applications
NGL margins: NGL revenues less Btu replacement cost, plant fuel, transportation, and fractionation
Appalachia Midstream Investments: Our equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region.
Sequent Acquisition: The July 1, 2021, acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp.
Trace Acquisition: The April 29, 2022, acquisition of 100 percent of Gemini Arklatex, LLC.
NorTex Asset Purchase: The August 31, 2022, purchase of a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC.
MountainWest Acquisition: The February 14, 2023, acquisition of 100 percent of MountainWest Pipelines Holding Company (MountainWest).

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
GENERAL
We are an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. We have operations in 14 supply areas that provide natural gas gathering, processing, and transmission services, NGLs fractionation, transportation, and storage services, and marketing services to more than 700 customers. We own an interest in and operate over 33,000 miles of pipelines in 25 states, 29 natural gas processing facilities, 7 NGL fractionation facilities, approximately 24 million barrels of NGL storage capacity, and 290.4 Bcf of natural gas storage capacity, and deliver natural gas that is used every day for clean-power generation, heating, and industrial use.

Infrastructure serving natural gas demand

Natural Gas Gathering

- ✓ Gather natural gas from producers' wells and move volumes to processing
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Gas gathering capacity is 25.2 Bcf/d

Natural Gas Processing

- ✓ Process volumes to separate natural gas from natural gas liquids (NGLs)
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ Processing capacity is 7.4 Bcf/d

Natural Gas Transmission & Storage

- ✓ Move post-processed natural gas to growing demand centers
- ✓ Transco is the nation's largest natural gas transmission pipeline
- ✓ Transmission & Gulf of Mexico segment
- ✓ Total transmission capacity is 31.7 MMdth/d
- ✓ 290.4 Bcf of natural gas storage capacity

NGL Services

- ✓ NGLs transported to fractionators to split out individual products: ethane, propane, butanes, and natural gasoline
- ✓ Purity products moved to end-users via pipeline, truck or rail
- ✓ Transmission & Gulf of Mexico, Northeast G&P, and West segments
- ✓ ~24 MMBbls of NGL storage capacity

Gas And NGL Marketing Services

- ✓ Market gas & NGLs to wide range of end-users primarily through transportation and storage agreements
- ✓ Complementary to core pipeline transportation and storage business
- ✓ Gas and NGL Marketing Services segment
- ✓ Gas marketing footprint of over 7 Bcf/d
- ✓ NGL marketing sales volume of 250 MMBbls

Figures represent 100% capacity for operated assets, including those in which Williams has a share of ownership as of December 31, 2022, and includes acquired MountainWest systems which closed February 14, 2023.

We were founded in 1908, originally incorporated under the laws of the state of Nevada in 1949 and reincorporated under the laws of the state of Delaware in 1987. Our common stock trades on the New York Stock Exchange under the symbol “WMB.” Our operations are located in the United States. Williams’ headquarters are located in Tulsa, Oklahoma, with other major offices in Houston, Texas and Pittsburgh, Pennsylvania. Our telephone number is 800-945-5426 (800-WILLIAMS).

Assets serving natural gas volumes

Interstate and Intrastate Natural Gas Pipeline
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
Our interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Most of our interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. These contracts have various expiration dates and account for the major portion of our regulated businesses. Additionally, we offer storage services and interruptible transportation services under shorter-term agreements. Transco’s and Northwest

Pipeline’s three largest customers in 2022 accounted for approximately 23 percent and 51 percent, respectively, of their total operating revenues.
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
Our gas processing services generate revenues primarily from the following types of contracts:
•Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. A portion of our fee-based processing revenue includes a share of the margins on the NGLs produced. For the year ended December 31, 2022, approximately 90 percent of our NGL production volumes were under fee-based contracts.
•Noncash commodity-based: We also process gas under two types of commodity-based contracts, keep-whole and percent-of-liquids, where we receive consideration for our services in the form of NGLs. For a keep-whole arrangement we replace the Btu content of the retained NGLs with natural gas purchases, also known as shrink replacement gas. For a percent-of-liquids arrangement, we deliver an agreed-upon percentage of the extracted NGLs and retain the remainder. Retained NGLs are referred to as our equity NGL production. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants. For the year ended December 31, 2022, approximately 10 percent of our NGL production volumes were under noncash commodity-based contracts.
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
During 2022, our facilities gathered and processed gas and crude oil for approximately 240 customers. Our top ten customers accounted for approximately 70 percent of our gathering and processing fee revenues and NGL margins from our noncash commodity-based agreements. We believe counterparty credit concerns in our gathering and processing businesses are significantly mitigated by the physical nature of our services, where we gather at the wellhead and are therefore critical to a producer’s ability to move product to market.

Gas and NGL Marketing
Our NGL and natural gas marketing services are presented primarily within our Gas & NGL Marketing Services segment. We market natural gas and NGL products to a wide range of users in the energy and petrochemical industries. In 2022, our three largest natural gas marketing customers accounted for approximately 12 percent of our gross natural gas marketing sales, and our three largest NGL marketing customers accounted for approximately 42 percent of our NGL marketing sales.
Our gas marketing business markets natural gas from the production at our upstream properties and provides asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas and electric utilities, municipalities, power generators, and producers, and moves gas to markets through transportation and storage agreements on strategically positioned assets. Our pipeline agreements connect with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets. The southeastern market served by our Gas & NGL Marketing Services segment is the fastest growing natural gas demand region in the United States and expands our natural gas marketing activities, as well as optimizes our pipeline and storage capabilities.
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
Monthly demand charges incurred for the contracted storage and transportation capacity and payments associated with asset management agreements are substantially indirectly reimbursed by our customers. As we are acting as an agent, our natural gas marketing revenues are presented net of the related costs of those activities. In addition, all of our natural gas marketing derivative activities qualify as held for trading purposes, which requires net presentation in the Consolidated Statement of Income. Prior to the integration in 2022 of our historical gas marketing business with the acquired Sequent gas marketing business, natural gas marketing revenues and costs for our historical business were reported on a gross basis. Following the integration in 2022, the entire natural gas marketing portfolio is considered held for trading purposes, and the related revenues are therefore presented net of the related costs of those activities in 2022.
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
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which is not recognized until the underlying transaction occurs.

Crude Oil Transportation and Production Handling Assets
Our crude oil transportation operations, which are primarily presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” earn revenues primarily from a combination of fixed-monthly fees, contractual fixed or variable fees applied to production volumes, and contributions in aid of construction (CIAC) arrangements. Generally, fixed-monthly fees associated with production handling and export revenues are recognized on a units-of-production basis utilizing either contractually determined maximum daily quantities or expected remaining production. CIAC arrangements are recognized based on a units of production basis, utilizing expected remaining production. Our crude oil transportation business is supported mostly by major oil producers with long-cycle perspectives.
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
Our reportable segments are comprised of the following business activities:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco, Northwest Pipeline, and MountainWest, and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery. Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent equity-method investment in Brazos Permian II.
•Gas & NGL Marketing Services includes our NGL and natural gas marketing and trading operations. This segment includes risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets.
Detailed discussion of each of our reportable segments follows. For a discussion of our ongoing expansion projects, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Transmission & Gulf of Mexico
This segment includes the Transco interstate natural gas pipeline that extends from the Gulf of Mexico to the eastern seaboard, the Northwest Pipeline interstate natural gas pipeline, the MountainWest interstate natural gas pipeline, as well as natural gas gathering, processing and treating, crude oil production handling, and NGL fractionation assets within the onshore, offshore shelf, and deepwater areas in and around the Gulf Coast states of

Texas, Louisiana, Mississippi, and Alabama. This segment also includes various petrochemical and feedstock pipelines in the Gulf Coast region and natural gas pipelines and storage facilities located in north Texas.
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
At December 31, 2022, Transco’s system had a design capacity totaling approximately 18.6 MMdth/d. Transco’s system includes 59 compressor stations, four underground storage fields, and one LNG storage facility. Compression facilities at sea level-rated capacity total approximately 2.4 million horsepower.
Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 188 Bcf of natural gas. At December 31, 2022, Transco’s customers had stored in its facilities approximately 127 Bcf of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
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
At December 31, 2022, Northwest Pipeline’s system had a design capacity totaling approximately 3.8 MMdth/d. Northwest Pipeline’s system includes 42 transmission compressor stations having a combined sea level-rated capacity of approximately 476,000 horsepower.
Northwest Pipeline owns a one-third undivided interest in the Jackson Prairie underground storage facility in Washington. Northwest Pipeline also owns and operates a LNG storage facility in Washington. These storage facilities have an aggregate working natural gas storage capacity of 10.4 Bcf, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable Northwest Pipeline to balance daily receipts and deliveries and provide storage services to customers.
North Texas Assets (NorTex)
On August 31, 2022, we purchased a group of assets in north Texas from NorTex Midstream Holdings, LLC. The NorTex assets include approximately 80 miles of natural gas transmission pipelines and 36 Bcf of natural gas storage in the Dallas-Fort Worth market. In addition to providing gas supply to power generation in north Texas, these assets also provide storage services for Permian gas directed toward growing Gulf Coast LNG demand.
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest Pipelines Holding Company. MountainWest is an interstate natural gas pipeline company that owns and operates an approximately 2,000-mile natural gas pipeline system and provides transportation and underground natural gas storage services in Utah, Wyoming, and Colorado. At February 14, 2023, the MountainWest system had a design capacity totaling 8.0 MMdth/d. The system is located in the Rocky Mountains near six producing areas, including the Greater Green

River, Uinta, and Piceance basins. MountainWest also owns and operates 56 Bcf of natural gas storage capacity, including the Clay basin underground storage reservoir in Utah.
Gas Transportation, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Offshore Natural Gas Pipelines
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Consolidated:
Canyon Chief, including Blind Faith and Gulfstar extensions	Deepwater Gulf of Mexico	156	0.5	100%	Eastern Gulf of Mexico
Norphlet	Deepwater Gulf of Mexico	58	0.3	100%	Eastern Gulf of Mexico
Other Eastern Gulf	Offshore shelf and other	46	0.2	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Other Western Gulf	Offshore shelf and other	65	0.3	100%	Western Gulf of Mexico
Non-consolidated: (1)
Discovery	Central Gulf of Mexico	594	0.6	60%	Central Gulf of Mexico

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	35	100%	Eastern Gulf of Mexico
NorTex	Jack Co., TX	0.1	13	100%	Barnett Shale
Non-consolidated: (1)
Discovery	Larose, LA	0.6	32	60%	Central Gulf of Mexico
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

The following tables summarize the significant crude oil transportation pipelines and production handling platforms of this segment:

	Crude Oil Pipelines
	Pipeline Miles	Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Mountaineer, including Blind Faith and Gulfstar extensions	155	150	100%	Eastern Gulf of Mexico
BANJO	57	90	100%	Western Gulf of Mexico
Alpine	96	85	100%	Western Gulf of Mexico
Perdido Norte	74	150	100%	Western Gulf of Mexico

	Production Handling Platforms
	Gas Inlet Capacity (MMcf/d)	Crude/NGL Handling Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Devils Tower	110	60	100%	Eastern Gulf of Mexico
Gulfstar I FPS (1)	172	80	51%	Eastern Gulf of Mexico

Non-consolidated: (2)
Discovery	75	10	60%	Central Gulf of Mexico
__________
(1)Statistics reflect 100 percent of the assets from our 51 percent interest in Gulfstar One.
(2)Includes 100 percent of the statistics associated with operated equity-method investments.

Transmission & Gulf of Mexico Operating Statistics

	2022	2021	2020
	(Annual Average Amounts)
Consolidated:
Interstate natural gas pipeline throughput (MMdth/d) (2)	16.9	16.2	15.1
Gathering volumes (Bcf/d)	0.29	0.28	0.25
Plant inlet natural gas volumes (Bcf/d)	0.47	0.45	0.48
NGL production (Mbbls/d)	28	29	29
NGL equity sales (Mbbls/d)	6	6	5
Crude oil transportation (Mbbls/d)	119	134	121

Non-consolidated: (1)
Interstate natural gas pipeline throughput (MMdth/d) (2)	1.3	1.2	1.2
Gathering volumes (Bcf/d)	0.40	0.35	0.30
Plant inlet natural gas volumes (Bcf/d)	0.40	0.35	0.30
NGL production (Mbbls/d)	28	27	21
NGL equity sales (Mbbls/d)	8	8	6
_____________
(1)Includes 100 percent of the volumes associated with operated equity-method investments.
(2)Tbtu converted to MMdth at one trillion British thermal units = one million dekatherms.

Certain Equity-Method Investments
Gulfstream
Gulfstream is a 745-mile interstate natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida, which has a capacity to transport 1.4 Bcf/d. We own a 50 percent equity-method investment in Gulfstream. We share operating responsibilities for Gulfstream with the other 50 percent owner.
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

The following tables summarize the significant operated assets of this segment and non-operated Blue Racer:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Consolidated:
Ohio Valley Midstream (1)	Ohio, West Virginia, & Pennsylvania	216	0.8	65%	Appalachian
Utica East Ohio Midstream (1) (2)	Ohio	53	0.6	65%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	479	4.3	100%	Appalachian
Cardinal (1)	Ohio	395	0.7	66%	Appalachian
Flint	Ohio	100	0.5	100%	Appalachian

Non-consolidated: (3)
Bradford Supply Hub	Pennsylvania	750	4.0	66%	Appalachian
Marcellus South	Pennsylvania & West Virginia	290	1.3	68%	Appalachian
Laurel Mountain	Pennsylvania	1,145	0.9	69%	Appalachian
Blue Racer	Ohio & West Virginia	741	1.5	50%	Appalachian

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated: (1)
Fort Beeler	Marshall Co., WV	0.5	62	65%	Appalachian
Oak Grove	Marshall Co., WV	0.6	75	65%	Appalachian
Kensington	Columbiana Co., OH	0.6	68	65%	Appalachian
Leesville	Carroll Co., OH	0.2	18	65%	Appalachian

Non-consolidated: (3) (4)
Berne	Monroe Co., OH	0.4	60	50%	Appalachian
Natrium	Marshall Co., WV	0.8	120	50%	Appalachian
_____________
(1)Statistics reflect 100 percent of the assets from our 65 percent ownership in our Northeast JV and 66 percent ownership of Cardinal gathering system.

(2)Utica East Ohio Midstream inlet capacity consists of 1.3 Bcf/d of a high-pressure gathering pipeline that delivers Cardinal gathering volumes to Utica East Ohio Midstream processing facilities. The listed inlet capacity of 0.6 Bcf/d is incremental capacity to the Cardinal gathering capacity of 0.7 Bcf/d.
(3)Includes 100 percent of the statistics associated with operated equity-method investments and non-operated Blue Racer.
(4)Natural gas processing facilities owned by non-operated Blue Racer.
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
NGLs are extracted from the natural gas stream in our Oak Grove and Fort Beeler cryogenic processing plants. Ethane produced at our de-ethanizer is transported to markets via our 50-mile ethane pipeline from Oak Grove to Houston, Pennsylvania. The remaining mixed NGL stream from the de-ethanizer is then transported via our 50-mile NGL pipeline and fractionated at either our Moundsville or Harrison County, Ohio, fractionation facility. The resulting products are then transported on truck, rail, or pipeline. Ohio Valley Midstream provides residue natural gas take away options for our customers with interconnections to three interstate transmission pipelines.
Northeast G&P Operating Statistics

	2022	2021	2020
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d)	4.19	4.24	4.31
Plant inlet natural gas volumes (Bcf/d)	1.65	1.57	1.32
NGL production (Mbbls/d)	120	115	103
NGL equity sales (Mbbls/d)	1	1	2

Non-consolidated: (1)
Gathering volumes (Bcf/d)	6.61	6.79	6.16
Plant inlet natural gas volumes (Bcf/d)	0.71	0.82	0.95
NGL production (Mbbls/d)	51	56	65
NGL equity sales (Mbbls/d)	3	6	6
__________
(1)    Includes 100 percent of the volumes associated with operated equity-method investments, including the Laurel Mountain Midstream partnership; and the Bradford Supply Hub and the Marcellus South Supply Hub within Appalachia Midstream Investments. Periods after November 18, 2020, have been updated to include non-operated Blue Racer volumes. Further, the amounts for Blue Racer presented for 2020 are averages for the 44 days over which we included Blue Racer, not averages over the entire year.
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
Laurel Mountain
We own a 69 percent interest in a joint venture, Laurel Mountain, that includes a 1,145-mile gathering system that we operate in western Pennsylvania with the capacity to gather 0.9 Bcf/d of natural gas. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale. Additionally, certain Laurel Mountain agreements have MVCs.
Blue Racer
We own a 50 percent interest in Blue Racer which is operated by Blue Racer Midstream Holdings, LLC (BRMH). BRMH (previously named Caiman Energy II, LLC), a former equity-method investment, is a consolidated entity following our acquisition of a controlling interest in November 2020 and the remaining interest in September 2021. BRMH’s primary asset is a 50 percent interest in Blue Racer, accounted for as an equity-method investment. Blue Racer is a joint venture to own, operate, develop, and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 741 miles of gathering pipelines, and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 800 MMcf/d and fractionation capacity of approximately 134 Mbbls/d. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and NGL and condensate pipelines connecting Natrium to Berne. Blue Racer provides gathering, processing, and marketing services primarily under percent-of-liquids and fixed-fee agreements.
West
Gas Gathering, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations
Consolidated:
Wamsutter	Wyoming	2,265	0.7	100%	Wamsutter
Southwest Wyoming	Wyoming	1,614	0.5	100%	Southwest Wyoming
Piceance	Colorado	352	1.8	100%	Piceance
Barnett Shale	Texas	839	0.5	100%	Barnett Shale
Eagle Ford Shale	Texas	1,251	0.5	100%	Eagle Ford Shale
Haynesville Shale (1)	Louisiana & Texas	929	4.7	100%	Haynesville Shale, Bossier Shale
Permian	Texas	112	0.1	100%	Permian
Mid-Continent	Oklahoma & Texas	1,752	0.2	100%	Miss-Lime, Granite Wash, Colony Wash

Non-consolidated: (2)
Rocky Mountain Midstream	Colorado	208	0.6	50%	Denver-Julesburg

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Echo Springs	Echo Springs, WY	0.6	48	100%	Wamsutter
Opal	Opal, WY	1.1	47	100%	Southwest Wyoming
Willow Creek	Rio Blanco Co., CO	0.5	30	100%	Piceance
Parachute	Garfield Co., CO	1.0	5	100%	Piceance

Non-consolidated: (2)
Fort Lupton	Weld Co., CO	0.3	50	50%	Denver-Julesburg
Keenesburg I	Weld Co., CO	0.2	40	50%	Denver-Julesburg
_______________
(1)Includes statistics for assets acquired in the Trace Acquisition.
(2)Includes 100 percent of the statistics associated with operated equity-method investments.
Other NGL Operations
We own interests in and/or operate NGL fractionation and storage assets in central Kansas near Conway. These assets include a 50 percent interest in an NGL fractionation facility with capacity of slightly more than 100 Mbbls/d and we own approximately 23 million barrels of NGL storage capacity. We also own a 189-mile NGL pipeline from our fractionator near Conway, Kansas, to an interconnection with a third-party NGL pipeline system in Oklahoma.
West Operating Statistics

	2022	2021	2020
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d) (1)	5.19	3.25	3.33
Plant inlet natural gas volumes (Bcf/d)	1.15	1.23	1.25
NGL production (Mbbls/d)	43	41	49
NGL equity sales (Mbbls/d)	14	16	22
Non-Consolidated: (2)
Gathering volumes (Bcf/d)	0.29	0.29	0.25
Plant inlet natural gas volumes (Bcf/d)	0.28	0.28	0.25
NGL production (Mbbls/d)	33	29	23
________________
(1)    Includes volumes for gathering assets acquired in the Trace Acquisition after the purchase on April 29, 2022. Further, the amounts for the acquired assets presented for 2022 are averaged over the period owned, not over the entire year.
(2)    Includes 100 percent of the volumes associated with operated equity-method investments.

Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream. The purpose of this acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale.
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
Rocky Mountain Midstream
We operate and own a 50 percent interest in RMM. RMM includes a natural gas gathering pipeline, an approximate 100-mile crude oil transportation pipeline, and natural gas processing assets in Colorado’s Denver-Julesburg basin. It also includes crude oil storage and compression assets.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, a privately held Permian basin midstream company.
Targa Train 7
We own a 20 percent interest in Targa Train 7, a Mt. Belvieu, Texas, fractionation train.
Gas & NGL Marketing Services
Our natural gas marketing business provides asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas and electric utilities, municipalities, power generators, and producers and markets natural gas from the production at our upstream properties. The Sequent Acquisition in July 2021 significantly increased the scope of our natural gas marketing operations. Our NGL marketing business transports and markets our equity NGLs from the production at our processing plants, NGLs from the production at our upstream properties, and also NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers. See the Gas and NGL Marketing section of Service Assets, Customers, and Contracts in Item 1. Business for additional information related to this business segment.
Gas & NGL Marketing Services Operating Statistics

	2022	2021	2020
	(Annual Average Amounts)
Sales Volumes:
Natural Gas (Bcf/d) (1) (2)	7.20	7.70	0.62
NGLs (Mbbls/d) (2)	250	227	220
________________
(1)    Includes 100% of the volumes associated with the Sequent Acquisition after the purchase on July 1, 2021. Further, the amounts for the acquired assets presented for 2021 are averaged over the period owned, not over the entire year.
(2)    2021 amounts have been updated to reflect revised natural gas and NGL volumes. 2020 amounts have been updated to reflect revised NGL volumes.

Other
Other includes our upstream operations and minor business activities that are not reportable segments, as well as corporate operations.
Upstream Ventures
We acquired certain crude oil and natural gas properties in the Wamsutter basin in February 2021. These properties were conveyed to a venture in the third quarter of 2021 along with certain oil and gas properties conveyed by a third-party operator in the region. Under the terms of the agreement, the third party owns a 25 percent and we own a 75 percent undivided interest in each well’s working interest. We will retain ownership in the undeveloped acreage until certain acreage earning hurdles are met, at which time the third party will receive an additional 25 percent of any new wells and 50 percent of the remaining undeveloped acreage resulting in the third party owning 50 percent and us owning 50 percent. The combined properties consist of over 1.2 million net acres and an interest in over 3,500 wells.
Certain natural gas properties in Louisiana were transferred to us in November 2020 as part of a bankruptcy resolution with one of our customers. In the third quarter of 2021, we sold 50 percent of the existing wells and wellbore rights in the South Mansfield area of the Haynesville Shale region to a third party operator, in a strategic effort to develop the acreage, thereby enhancing the value of our midstream natural gas infrastructure. Under the agreement, the third party operates the upstream position and develops the undeveloped acreage. When a certain drilling hurdle is met, the third party’s interest in new wells increases to 75 percent. The third party met this drilling hurdle in early 2023. We retain ownership in the undeveloped acreage until a separate acreage earning hurdle is met, at which time remaining undeveloped acreage will be conveyed to the third party resulting in the third party owning 75 percent and us owning 25 percent.
Operating Statistics

	2022	2021
	(Annual Average Amounts)
Net Product Sales Volumes:
Natural Gas (Bcf/d)	0.22	0.13
NGLs (Mbbls/d)	7	6
Crude Oil (Mbbls/d)	2	2
New Energy Ventures
Our Other segment also includes investments in new energy ventures related to hydrogen, solar, renewable natural gas, and NextGen Gas. NextGen Gas is natural gas that has been independently certified as low emissions gas across all segments of the value chain.
REGULATORY MATTERS
FERC
Our gas pipeline interstate transmission and storage activities are subject to FERC regulation under the Natural Gas Act of 1938 (NGA) and under the Natural Gas Policy Act of 1978, and, as such, our rates and charges for the transportation of natural gas in interstate commerce, accounting, and the extension, enlargement, or abandonment of our jurisdictional facilities, among other things, are subject to regulation. Each of our gas pipeline companies holds certificates of public convenience and necessity issued by the FERC authorizing ownership and operation of all pipelines, facilities, and properties for which certificates are required under the NGA. FERC Standards of Conduct govern how our interstate pipelines communicate and conduct transmission transactions with an affiliate that engages in marketing functions. Among other things, the Standards of Conduct require that interstate gas pipelines treat all transmission customers, affiliated and non-affiliated, on a not unduly discriminatory basis.

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
Updated Certificate Policy Statement and Interim Greenhouse Gas (GHG) Policy Statement
On February 18, 2022, the FERC issued two policy statements providing guidance for its pending and future consideration of interstate natural gas pipeline projects. The first policy statement is an Updated Certificate Policy Statement, which provides an analytical framework for how the FERC will consider whether a project is in the public convenience and necessity and explains that the FERC will consider all impacts of a proposed project, including economic and environmental impacts, together. The second policy statement is an Interim GHG Policy Statement, which sets forth how the FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. The FERC sought comment on all aspects of the policy statements, including the approach to assessing the significance of the proposed project’s contribution to climate change. On March 24, 2022, the FERC issued an order converting the Updated Certificate Policy Statement and the Interim GHG Policy Statement into draft policy statements and announcing that it will not apply either policy statement to pending applications or applications filed before the FERC issues any final guidance on the policy statements. The FERC has not yet issued final guidance on the policy statements.
Pipeline Safety
Our gas pipelines are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Pipeline Safety Improvement Act of 2002, the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011, and the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 and 2020, which regulate safety requirements in the design, construction, operation, and maintenance of interstate natural gas transmission facilities. The United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) administers federal pipeline safety laws.
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

In October 2019, PHMSA published the first of three rules that would be a part of the Mega Rule. The Mega Rule was more than 10 years in the making and since October 2019, PHMSA has also published Rules 2 and 3 as a part of the Mega Rule implementation. At the end of 2021, PHMSA published Rule 3 of the Mega Rule with an implementation date in May 2022. Rule 3 was also called The Gas Gathering Rule and expanded Federal Pipeline Safety oversight to more than 400,000 miles of pipeline across all operators, including approximately 5,400 miles and 4,500 miles of our regulated and unregulated pipelines, respectively. The rule established Federal pipeline safety oversight on previously unregulated gas gathering pipelines. The rule limits the use of “incidental gathering pipelines” to 10 miles in length or less. The rule also creates a new category of regulated gas gathering pipelines that are located in rural locations and will be subject to certain reporting and safety standards. New regulations in Rule 3 include requirements for public awareness, emergency response, damage prevention, incident notification, and annual reporting. As a result of the rule, we revised numerous procedures and are now reporting based on the expanded scope as required by regulation.
In August 2022, PHMSA published Rule 2, which is the last in the three part Mega Rule set of regulations. Certain portions of Rule 2 go into effect in May 2023 with the remaining portions taking effect in February 2024. Rule 2 contains new corrosion control requirements, new requirements for repair criteria outside of high consequence areas (HCAs), inspections to be performed after extreme weather events or natural disasters, management of change, and other integrity management related rule changes. We are evaluating procedures that will need to be updated to maintain compliance and are also analyzing anticipated cost impacts.
PHMSA’s new rule, Requirement of Valve Installation and Minimum Rupture Detection Standards, went into effect in October 2022. The rupture monitoring and emergency response standards are applicable to existing pipelines, but the installation of rupture mitigation valves (RMVs) is not retroactive and only applies to new pipelines and significant pipeline replacements. This new rule establishes criteria for how operators must monitor and respond to potential ruptures on their system. It also outlines requirements for the installation of RMVs or Alternative Equivalent Technology to allow for quicker isolation after an incident has occurred. In response to the new regulation, Williams has updated all applicable procedures and is developing implementation plans as a result of the rulemaking.
Pipeline Integrity Regulations

We have an enterprise-wide Gas Integrity Management Plan that meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rules require gas pipeline operators to develop an integrity management program for pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. Also, in response to the portion of the Mega Rule implemented in 2021, we have identified Moderate Consequence Areas, and Class 3 and 4 pipeline locations required by the rule and integrated those segments into our integrity program, and have begun scheduling required assessments and reassessments as needed to meet the regulatory timelines. We estimate that the cost to be incurred in 2023 associated with this program to be approximately $126 million. Management considers costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Northwest Pipeline’s and Transco’s rates.
We have an enterprise-wide Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments expected to be completed within required time frames. In meeting the integrity regulations, we utilized government defined HCAs and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to be incurred in 2023 associated with this program will be approximately $10 million. Ongoing periodic reassessments and initial assessments of any new HCAs are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.

Cybersecurity Matters
The Transportation Security Administration (TSA) issued Security Directive Pipeline-2021-01B (Security Directive 1B) on May 29, 2022, which requires that owners/operators of critical pipelines (1) report cybersecurity incidents to the Cybersecurity and Infrastructure Agency (CISA) within 24 hours; (2) appoint a cybersecurity coordinator to coordinate with TSA and CISA; and (3) conduct a self-assessment of cybersecurity practices, identify any gaps, and develop a plan and timeline for remediation. On July 27, 2022, the TSA issued Security Directive Pipeline-2021-02C (Security Directive 2C), which requires owners/operators of critical pipelines to (1) establish and implement a TSA-approved Cybersecurity Implementation Plan that describes the specific cybersecurity measures employed and the schedule for achieving the cybersecurity outcomes described in Security Directive 2C; (2) develop and maintain a Cybersecurity Incident Response Plan to reduce the risk of operational disruption or other significant impacts from a cybersecurity incident; and (3) establish a Cybersecurity Assessment Program and submit an annual plan describing how the effectiveness of cybersecurity measures will be assessed. We have established and received TSA approval for our Cybersecurity Implementation Plan and are compliant with the remaining requirements established in Security Directives 1B and 2C. New regulations or security directives issued by TSA may impose additional requirements applicable to our cybersecurity program, which could cause us to incur increased capital and operating costs and operational delays.
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
COMPETITION
Gathering and Processing
Competition for natural gas gathering, processing, treating, transportation, and storage, as well as NGLs transportation, fractionation, and storage continues to increase as production from shales and other resource areas continues to grow. Our midstream services compete with similar facilities that are in the same proximity as our assets.
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
Energy Management and Marketing Services
Our Gas & NGL Marketing Services segment competes with national and regional full-service energy providers, producers, and pipelines marketing affiliates or other marketing companies that aggregate commodities with transportation and storage capacity.
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
HUMAN CAPITAL RESOURCES

We are committed to maintaining a work environment that enables us to attract, develop, and retain a highly skilled and diverse group of talented employees who help promote long-term value creation.

Employees
As of February 1, 2023, we had 5,043 full-time employees located throughout the United States. Of this total, approximately 22 percent are women and 17 percent are ethnically diverse. During 2022, our voluntary turnover rate was 7.7 percent.
We encourage you to review our 2021 Sustainability Report available on our website for more information about our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Workforce Safety
We continue to advance our safety-first culture by developing and empowering our employees to operate our assets in a safe, reliable, and customer-focused way. We strive to continuously improve safety and work towards zero safety incidents. When a safety hazard is recognized, every employee is empowered to stop work activities, make changes to enhance safety, and share the lessons learned with the organization on how we made it right.

For 2021, safety and environmental-focused goals and related metrics comprised 10 percent of our annual incentive program for employees, and included our Loss of Primary Containment Events Reduction and High Potential Near Miss to Incident Ratio.

For 2022, these goals included our Loss of Primary Containment Events Reduction, a new Behavioral Near Miss to Incident Ratio goal aimed to focus attention on behaviors that are the leading causes of incidents, as well as a new Methane Emissions Reduction goal focusing on our efforts to reduce greenhouse gas emissions. These three metrics comprise 15 percent of our annual incentive program for employees, and reinforce the importance of incident prevention and our commitment to environmental and safety-focused improvements.
For 2022, our Behavioral Near Miss to Incident Ratio and Methane Emissions Reduction goals outperformed the established targets, and while Loss of Primary Containment Events were reduced, they fell short of the overall reduction target.

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
We provide a comprehensive total rewards program that includes base salary, an all-employee annual incentive program, retirement benefits, and health benefits, including wellness and employee assistance programs. We provide employees with company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents, as well as adoption assistance. Our annual incentive program is a key component of our commitment to a performance culture focused on recognizing and rewarding high performance.
In order to attract and retain top talent, we create and are committed to maintaining a safe, inclusive workplace where employees feel valued, heard, respected, and supported in their personal and professional development. Our Employee Development Council is a cross-functional, cross-enterprise advisory board that works to understand the needs of the business by providing input on, and advocating for, employee development initiatives. Additionally, we support strong employee engagement by encouraging open dialogue regarding professional development and succession planning.
We offer robust corporate and technical training programs to support the professional development of our employees and add long-term value to our business. Our Learning and Training Council defines and maintains an agile governance structure that ensures training plans are effective and aligned to business needs and employee development. Performance is measured considering both the achieved results associated with attaining annual goals and observable skills and behaviors based on our defined competencies that contribute to workplace effectiveness and career success. Including the defined competencies in our annual performance program illustrates our emphasis on, and commitment to, achieving results in the right way.
Additionally, we are committed to strengthening the communities where we operate through philanthropic giving and volunteerism. We support Science, Technology, Engineering, and Math education initiatives, environmental conservation and first responder efforts, and the work of United Way agencies across the United States.

The Compensation and Management Development Committee of our Board of Directors oversees the establishment and administration of our compensation programs, including incentive compensation and equity-based plans, as well as the oversight of human capital management, including diversity and inclusion, and development.
Diversity & Inclusion
We are committed to creating an inclusive culture, where differences are embraced and employees feel valued, welcomed, appreciated, and compelled to reach their full potential. We believe that inclusion fosters innovation, collaboration, and drives business growth and long-term success. To create a culture of inclusion, we embrace, appreciate, and fully leverage the diversity within our teams, including gender, race and ethnicity, life experiences, thoughts, perspectives, and anything that makes us different from one another. We believe that incorporating our many differences into a team of people who are working toward the same goal gives us a competitive advantage.
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

We are committed to helping all employees develop and succeed. We strive for diverse representation at all levels of the organization through our talent management practices and employee development programs, including required baseline diversity and inclusion training for all leaders across the company. Diversity metrics are reported monthly to our management team to enhance transparency and opportunities for improvement.

Our Diversity and Inclusion Council, which includes members of the executive officer team, organizational and operational leaders, and individual employees, promotes policies, practices, and procedures that support the growth of a high-performing workforce where all individuals can achieve their full potential. The council serves as the governing body over enterprise diversity and inclusion initiatives, including a quarterly candid conversation meeting for all employees, 10 active ERGs, and annual awards that recognize an outstanding leader and an individual contributor who champion inclusion.

As of December 31, 2022, our Board of Directors includes 12 members, 11 of whom are independent members, and one-quarter of which are women. As part of the director selection and nominating process, the Governance and Sustainability Committee annually assesses the Board’s diversity in areas such as geography, gender, race and ethnicity, and age. We strive to maintain a board of directors with diverse occupational and personal backgrounds.
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

Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENT
FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The reports, filings, and other public announcements of Williams may contain or incorporate by reference statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcomes of regulatory proceedings, market conditions, and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.
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
•Demand for our services.
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

•Our ability to acquire new businesses and assets and successfully integrate those operations and assets into existing businesses as well as successfully expand our facilities and consummate asset sales on acceptable terms;
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
•Additional risks described in our filings with the SEC.
Given the uncertainties and risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement, we caution investors not to unduly rely on our forward-looking statements. We disclaim any obligations to, and do not intend to, update the above list or announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
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
Our ability to maintain and expand our natural gas transportation and midstream businesses depends on the level of drilling and production predominantly by third parties in our supply basins. Production from existing wells and natural gas supply basins with access to our pipeline and gathering systems will naturally decline over time. The amount of natural gas reserves underlying these existing wells may also be less than anticipated, and the rate at which production from these reserves declines may be greater than anticipated. We do not obtain independent evaluations of natural gas reserves connected to our systems and processing facilities. Accordingly, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. In addition, low prices for natural gas, regulatory limitations, including permitting and environmental regulations, or the lack of available capital have, and may continue to, adversely affect the development and production of existing or additional natural gas reserves and the installation of gathering, storage, and pipeline transportation facilities. The import and export of natural gas supplies may also be affected by such conditions. Low natural gas prices in one or more of our existing supply basins, whether caused by a lack of infrastructure or otherwise, could also result in depressed natural gas production in such basins and limit the supply of natural gas made available to us. The competition for natural gas supplies to serve other markets could also reduce the amount of natural gas supply for our customers. A failure to obtain access to sufficient natural gas supplies will adversely impact our ability to maximize the capacities of our gathering, transportation, and processing facilities.
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

•Geopolitical turmoil in the Middle East, Eastern Europe, and other producing regions;
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
We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business. Generally, our customers are rated investment grade, are otherwise considered creditworthy, are required to make prepayments or provide security to satisfy credit concerns, or are dependent upon us, in some cases without a readily available alternative, to provide necessary services. However, our credit procedures and policies cannot completely eliminate customer and counterparty credit risk. Our customers and counterparties include industrial customers, local distribution companies, natural gas producers, and marketers whose creditworthiness may be suddenly and disparately impacted by, among other factors, commodity price volatility, deteriorating energy market conditions, and public and regulatory opposition to energy producing activities. In a low commodity price environment, certain of our customers have been or could be negatively impacted, causing them significant economic stress resulting, in some cases, in a customer bankruptcy filing or an effort to renegotiate our contracts. To the extent one or more of our key customers commences bankruptcy proceedings, our contracts with such customers may be subject to rejection under applicable provisions of the United States Bankruptcy Code or, if we so agree, may be renegotiated. Further, during any such bankruptcy proceeding, prior to assumption, rejection, or renegotiation of such contracts, the bankruptcy court may temporarily authorize the payment of value for our services less than contractually required, which could have a material adverse effect on our business, results of operations, cash flows, and financial condition. If we fail to adequately assess the creditworthiness of existing or future customers and counterparties or otherwise do not take sufficient mitigating actions, including obtaining sufficient collateral, deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write down or write off accounts receivable. Such write-downs or write-offs could negatively affect our operating results for the period in which they occur, and, if significant, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face opposition to operation and expansion of our pipelines and facilities from various individuals and groups.
We have experienced, and we anticipate that we will continue to face, opposition to the operation and expansion of our pipelines and facilities from governmental officials, environmental groups, landowners, tribal groups, local groups, and other advocates. In some instances, we encounter opposition that disfavors hydrocarbon-based energy supplies regardless of practical implementation or financial considerations. Opposition to our operation and expansion can take many forms, including the delay or denial of required governmental permits, organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets, or lawsuits or other actions designed to prevent, disrupt, or delay the operation or expansion of our assets and business. In addition, acts of sabotage or eco-terrorism could cause significant damage or injury to people, property, or the environment or lead to extended interruptions of our operations. Any such event that delays or prevents the expansion of our business, that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could adversely affect our financial condition and results of operations.
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
Our growth may also be dependent upon the construction of new natural gas gathering, transportation, compression, processing, or treating pipelines and facilities, NGL transportation, or fractionation or storage facilities as well as the expansion of existing facilities. Additional risks associated with construction may include the inability to obtain rights-of-way, skilled labor, equipment, materials, permits, and other required inputs in a timely manner such that projects are completed, on time or at all, and the risk that construction cost overruns, including due to inflation, could cause total project costs to exceed budgeted costs. Additional risks associated with growing our business include, among others, that:
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
•Acquisitions could disrupt our ongoing business, distract management, divert financial and operational resources from existing operations, and make it difficult to maintain our current business standards, controls, and procedures;
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
We have numerous competitors in all aspects of our businesses, and additional competitors may enter our markets. Any current or future competitor that delivers natural gas, NGLs, or other commodities into the areas that we operate could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities, or other factors. In addition, current or potential competitors may make strategic acquisitions or have greater financial resources than we do, which could affect our ability to make strategic investments or acquisitions. Our competitors may be able to respond more quickly to new laws or regulations or emerging technologies or to devote greater resources to the construction, expansion, or refurbishment of their facilities than we can. Failure to successfully compete against current and future competitors could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
We do not own 100 percent of the equity interests of certain subsidiaries, including the Nonconsolidated Entities, which may limit our ability to operate and control these subsidiaries. Certain operations, including the Nonconsolidated Entities, are conducted through arrangements that may limit our ability to operate and control these operations.
The operations of our current non-wholly-owned subsidiaries, including the Nonconsolidated Entities, are conducted in accordance with their organizational documents. We anticipate that we will enter into more such arrangements, including through new joint venture structures or new Nonconsolidated Entities. We may have limited operational flexibility in such current and future arrangements, and we may not be able to control the timing or amount of cash distributions received. In certain cases:
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
In addition, conflicts of interest may arise between us, on the one hand, and other interest owners, on the other hand. If such conflicts of interest arise, we may not have the ability to control the outcome with respect to the matter in question. Disputes between us and other interest owners may also result in delays, litigation, or operational impasses.
The risks described above or the failure to continue such arrangements could adversely affect our ability to conduct the operations that are the subject of such arrangements which could, in turn, negatively affect our business, growth strategy, financial condition, and results of operations.
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
•Our ability to understand our customers’ expectations, efficiently and reliably deliver high quality services, and effectively manage customer relationships. The results of these efforts will impact our reputation and positioning in the market.

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
Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG (as proponents or opponents) and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
We face pressures from our stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint, and promote sustainability. Our stockholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our

ESG procedures or standards do not meet the standards set by certain constituencies. We adopted certain practices as highlighted in our 2021 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stockholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stockholders’ expectations, our business, ability to access capital, and/or our stock price could be harmed.
Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environments, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change, and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.
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
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. Our Board of Directors has oversight responsibility with regard to assessment of the major risks inherent in our business, including cybersecurity risks, and reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
If third-party pipelines and other facilities interconnected to our pipelines and facilities become unavailable to transport natural gas and NGLs or to treat natural gas, our revenues could be adversely affected.
We depend upon third-party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Because we do not own these third-party pipelines or other facilities, their continuing operation is not within our control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, we and our customers would have reduced capacity to transport, store, or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnection or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on our pipelines or our gathering systems or processed, fractionated, treated, or stored at our facilities could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In recent years, stockholder activism, including threatened or actual proxy contests, has been directed against numerous public companies, including ours. We were the target of a proxy contest from a stockholder activist, which resulted in our incurring significant costs. If stockholder activists were to again take or threaten to take actions against the Company or seek to involve themselves in the governance, strategic direction, or operations of the Company, we could incur significant costs as well as the distraction of management, which could have an adverse effect on our business or financial results. In addition, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Our total outstanding long-term debt (including current portion) as of December 31, 2022, was $22.6 billion.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Note 12 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.
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
Joint and several strict liability may be incurred without regard to fault under certain environmental laws and regulations, for the remediation of contaminated areas and in connection with spills or releases of materials associated with natural gas, oil, and wastes on, under, or from our properties and facilities. Private parties, including the owners of properties through which our pipeline and gathering systems pass and facilities where our wastes are taken for reclamation or disposal, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party hydrocarbon storage and processing or oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours.
We are generally responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest, or alter the operation of those facilities, which might cause us to incur losses.
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
Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, the challenges of attracting new, qualified workers to the midstream energy industry, or unavailability of contract labor may lead to operating challenges such as lack of resources, loss of knowledge, and a lengthy time period associated with skill development, including with the workforce needs associated with projects and ongoing operations. Failure to hire and adequately obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate the businesses. If we are unable to successfully attract and retain an appropriately qualified workforce, including members of senior management, results of operations could be negatively impacted.
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
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All such notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We have reached an agreement in principle with the DOJ and other agencies regarding global resolution of the claims at these facilities, as well as alleged violations at certain other facilities. The proposed global resolution includes both payment of a civil penalty in the amount of $3.75 million and an injunctive relief component. We continue to work with the DOJ and the other agencies towards finalization of the global resolution.
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
Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The name, title, age, period of service, and recent business experience of each of our executive officers as of February 27, 2023, are listed below.

Name and Position	Age	Business Experience in Past Five Years

Alan S. Armstrong	60	2011 to present	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Director, Chief Executive Officer, and President		2015 to 2018	Chairman of the Board, Williams Partners L.P.
		2014 to 2018	Chief Executive Officer, Williams Partners L.P.
		2012 to 2018	Director of the general partner, Williams Partners L.P.
Debbie Cowan	45	2018 to present	Senior Vice President and Chief Human Resources Officer, The Williams Companies, Inc.
Senior Vice President and Chief Human Resources Officer		2013 to 2018	Global Vice President of Human Resources, Koch Chemical Technology Group, LLC
Micheal G. Dunn	57	2017 to present	Executive Vice President and Chief Operating Officer, The Williams Companies, Inc.
Executive Vice President and Chief Operating Officer		2017 to 2018	Director of the general partner, Williams Partners L.P.
Scott A. Hallam	46	2020 to present	Senior Vice President Transmission & Gulf of Mexico, The Williams Companies, Inc.
Senior Vice President Transmission & Gulf of Mexico		2019	Senior Vice President – Atlantic-Gulf, The Williams Companies, Inc.
		2017 to 2019	Vice President GM Atlantic-Gulf, The Williams Companies, Inc.
		2015 to 2017	Vice President Northeast OA, The Williams Companies, Inc.
Mary A. Hausman	51	2022 to present	Vice President, Chief Accounting Officer and Controller, The Williams Companies, Inc.
Vice President, Chief Accounting Officer and Controller		2019 to 2022	Staff Vice President of Internal Audit, The Williams Companies, Inc.
		2019	Director Special Projects, The Williams Companies, Inc.
		2013 to 2019	Vice President and Chief Accounting Officer, NV Energy (a Berkshire Hathaway Energy Company)
Larry C. Larsen	48	2022 to present	Senior Vice President Gathering & Processing, The Williams Companies, Inc.
Senior Vice President Gathering & Processing		2020 to 2021	Vice President Strategic Development, The Williams Companies, Inc.
		2019 to 2020	Vice President Rocky Mountain Midstream, The Williams Companies, Inc.
		2018 to 2019	Vice President GM Rocky Mountain Midstream, The Williams Companies, Inc.
		2017 to 2018	Vice President Central Services, The Williams Companies, Inc.

Name and Position	Age	Business Experience in Past Five Years

John D. Porter	53	2022 to present	Senior Vice President and Chief Financial Officer, The Williams Companies, Inc.
Senior Vice President and Chief Financial Officer		2020 to 2021	Vice President, Chief Accounting Officer, Controller and Financial Planning & Analysis, The Williams Companies, Inc.
		2017 to 2019	Vice President Enterprise Financial Planning & Analysis and Investor Relations, The Williams Companies, Inc.
		2013 to 2017	Director of Investor Relations & Enterprise Planning, The Williams Companies, Inc.
Chad A. Teply	51	2020 to present	Senior Vice President – Project Execution, The Williams Companies, Inc.
Senior Vice President – Project Execution		2017 to 2020	Senior Vice President – Business Policy and Development, PacifiCorp (a Berkshire Hathaway Energy Company)
		2009 to 2017	Vice President – Resource Development and Construction, PacifiCorp (a Berkshire Hathaway Energy Company)
T. Lane Wilson	56	2017 to present	Senior Vice President and General Counsel, The Williams Companies, Inc.
Senior Vice President and General Counsel		2009 to 2017	United States Magistrate Judge for the Northern District of Oklahoma
Chad J. Zamarin	46	2023 to present	Executive Vice President of Corporate Strategic Development, The Williams Companies, Inc.
Executive Vice President of Corporate Strategic Development		2017 to 2023	Senior Vice President – Corporate Strategic Development, The Williams Companies, Inc.
		2017 to 2018	Director of the general partner, Williams Partners L.P.
		2014 to 2017	President – Pipeline and Midstream, Cheniere Energy

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 17, 2023, we had 6,013 holders of record of our common stock.
Share Repurchase Program

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	—	$—	—	$1,491,248,057
November 1 - November 30, 2022	—	$—	—	$1,491,248,057
December 1 - December 31, 2022	—	$—	—	$1,491,248,057
Total	—		—

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
Performance Graph
Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index, the Bloomberg Americas Pipelines Index, and the Arca Natural Gas Index for the period of five fiscal years commencing January 1, 2018. The Bloomberg Americas Pipelines Index is composed of Enbridge Inc., TC Energy Corporation, Kinder Morgan, Inc., ONEOK, Inc., Cheniere Energy, Inc., Pembina Pipeline Corporation, Targa Resources Corp., New Fortress Energy Inc., and Williams. The Arca Natural Gas Index is comprised of over 20 highly capitalized companies in the natural gas industry involved primarily in natural gas exploration and production and natural gas pipeline transportation and transmission. The graph below assumes an investment of $100 at the beginning of the period.

Cumulative Total Shareholder Return
The Williams Companies, Inc.
S&P 500 Index
Bloomberg Americas Pipelines Index
Arca Natural Gas Index
Dollars
$200
$180
$160
$140
$120
$100
$80
$60
$40
2017
2018
2019
2020
2021
2022

	2017	2018	2019	2020	2021	2022
The Williams Companies, Inc.	100.0	74.5	85.1	78.7	108.9	144.8
S&P 500 Index	100.0	94.8	124.7	147.6	189.9	155.5
Bloomberg Americas Pipelines Index	100.0	83.8	113.4	89.7	120.3	139.0
Arca Natural Gas Index	100.0	66.4	65.5	56.7	91.0	116.5

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. Our operations are located in the United States.
Our interstate natural gas pipeline strategy is to create value by maximizing the utilization of our pipeline capacity by providing high-quality, low-cost transportation of natural gas to large and growing markets. Our gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC and as such, our rates and charges for the transportation of natural gas in interstate commerce, and the extension, expansion or abandonment of jurisdictional facilities and accounting, among other things, are subject to regulation. The rates are established primarily through the FERC’s ratemaking process, but we also may negotiate rates with our customers pursuant to the terms of our tariffs and FERC policy. Changes in commodity prices and volumes transported have limited near-term impact on these revenues because the majority of cost of service is recovered through firm capacity reservation charges in transportation rates.
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing, treating, compression, and storage, NGL fractionation, transportation and storage, crude oil production handling and transportation, as well as marketing services for NGL, crude oil, and natural gas.
Our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services, consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources. All remaining business activities, including our upstream operations and corporate activities, are included in Other. Our reportable segments are comprised of the following business activities:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco and Northwest Pipeline, and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery. Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Northeast JV (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated VIE) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments.
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7, and a 15 percent equity-method investment in Brazos Permian II.
•Gas & NGL Marketing Services is comprised of our NGL and natural gas marketing and trading operations which includes risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets.

Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this report.
Dividends
In December 2022, we paid a regular quarterly dividend of $0.425 per share. On January 31, 2023, our board of directors approved a regular quarterly dividend of $0.4475 per share payable on March 27, 2023.
Overview of the Results of Operations
Net income (loss) attributable to The Williams Companies, Inc. for the year ended December 31, 2022, increased by $532 million over the prior year. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest Pipelines Holding Company (MountainWest) which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash and assumption of $430 million outstanding principal amount of long-term debt, subject to working capital and post-closing adjustments. The MountainWest Acquisition expands our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado.
Northwest Pipeline FERC Rate Case Settlement
On November 15, 2022, Northwest Pipeline received approval from the FERC for a stipulation and settlement agreement which generally reduces rates effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program, and satisfies its rate case filing obligation. Provisions were included in the settlement that establishes a moratorium on any proceedings that would seek to place new rates in effect any earlier than January 1, 2026, and that a general rate case filing will be made for rates to become effective not later than April 1, 2028, unless we have entered into a pre-filing settlement prior to that date.
NorTex Asset Purchase
On August 31, 2022, we purchased a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC for $424 million.
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream for $972 million. The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
Company Outlook

Our strategy is to provide a large-scale, reliable, and clean energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We accomplish this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. We continue to maintain a strong commitment to safety, environmental stewardship including seeking opportunities for renewable energy ventures, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe, reliable, clean energy services to our customers and an attractive return to our shareholders. Our business plan for 2023 includes a continued focus on earnings and cash flow growth.

In 2023, our operating results are expected to benefit from the MountainWest Acquisition, volume growth in the Haynesville and Northeast G&P areas, and annual inflation-based rate increases across our gathering and processing business. We also anticipate increases resulting from the development of our upstream oil and gas properties and a full year of contribution from recently acquired Trace and NorTex assets. These increases are partially offset by a lower expected commodity price environment.

We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2023 are expected to be in a range from $1.40 billion to $1.70 billion, excluding the MountainWest Acquisition. Growth capital spending in 2023 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business and projects supporting growth in the Haynesville basin, including the Louisiana Energy Gateway project. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
Potential risks and obstacles that could impact the execution of our plan include:
•A global recession, which could result in downturns in financial markets and commodity prices, as well as impact demand for natural gas and related products;
•Opposition to, and regulations affecting, our infrastructure projects, including the risk of delay or denial in permits and approvals needed for our projects;
•Counterparty credit and performance risk;
•Unexpected significant increases in capital expenditures or delays in capital project execution, including increases from inflation or delays caused by supply chain disruptions;
•Unexpected changes in customer drilling and production activities, which could negatively impact gathering and processing volumes;
•Lower than anticipated demand for natural gas and natural gas products which could result in lower-than-expected volumes, energy commodity prices, and margins;
•General economic, financial markets, or industry downturns, including increased inflation and interest rates;
•Physical damages to facilities, including damage to offshore facilities by weather-related events;
•Other risks set forth under Part I, Item 1A. Risk Factors in this report.
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Deepwater Shenandoah Project
In June 2021, we reached an agreement with two third-parties to provide offshore natural gas gathering and transportation services as well as onshore natural gas processing services. The project expands our existing Gulf of Mexico offshore infrastructure via a 5-mile offshore lateral pipeline from the Shenandoah platform to Discovery’s existing Keathley Canyon Connector pipeline, adds onshore processing facilities at Larose, Louisiana to handle the expected rich Shenandoah production, and the natural gas liquids will be fractionated and marketed at Discovery’s Paradis plant in Louisiana. We plan to place the project into service in the fourth quarter of 2024.

Deepwater Whale Project
In August 2021, we reached an agreement with two third-parties to provide offshore natural gas gathering and crude oil transportation services as well as onshore natural gas processing services. The project expands our existing Western Gulf of Mexico offshore infrastructure via a 26-mile gas lateral pipeline from the Whale platform to the existing Perdido gas pipeline and adds a new 125-mile oil pipeline from the Whale platform to our existing junction platform. We plan to place the project into service in the fourth quarter of 2024.
Regional Energy Access
In January 2023, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We plan to place the full project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.
Southside Reliability Enhancement
In May 2022, we filed an application with the FERC for the project, which is an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We plan to place the project into service as early as the 2024/2025 winter heating season assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423 Mdth/d.
Texas to Louisiana Energy Pathway
In August 2022, we filed an application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. We plan to place the project into service as early as the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.
Southeast Energy Connector
In August 2022, we filed an application with the FERC for the project, which is an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We plan to place the project into service in the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.
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
West
Louisiana Energy Gateway
In June 2022, we announced our intention to construct new natural gas gathering assets which are expected to gather 1.8 Bcf/d of natural gas produced in the Haynesville Shale basin for delivery to premium markets, including Transco, industrial markets, and growing LNG export demand along the Gulf Coast. This project is expected to go into service in the fourth quarter of 2024.

Haynesville Gathering Expansion
In February 2023, we announced our agreement with a third party to facilitate natural gas production growth in the Haynesville basin. We plan to construct a greenfield gathering system in support the third party’s 26,000 acre dedication. The system, once constructed, will provide natural gas gathering services to the third party. The third party has also agreed to a long-term capacity commitment on our Louisiana Energy Gateway project.
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
Pension and Postretirement Obligations
We have pension and other postretirement benefit plans that require the use of assumptions and estimates to determine the benefit obligations and costs. These estimates and assumptions involve significant judgement and actual results will likely be different than anticipated. Estimates and assumptions utilized include the expected long-term rates of return on plan assets, discount rates, cash balance interest crediting rate, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed. The assumptions utilized to compute the benefit obligations and costs are shown in Note 7 – Employee Benefit Plans of Notes to Consolidated Financial Statements.
The following table presents the estimated increase (decrease) in net periodic benefit cost and obligations resulting from a one-percentage-point change in the specific assumption.

	Benefit Cost		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$(21)	$(1)	$(69)	$80
Expected long-term rate of return on plan assets	(11)	11	—	—
Cash balance interest crediting rate	5	(25)	50	(43)
Other postretirement benefits:
Discount rate	(3)	2	(14)	16
Expected long-term rate of return on plan assets	(2)	2	—	—
Our expected long-term rates of return on plan assets, as determined at the beginning of each fiscal year, are based on historical returns, forward-looking capital market expectations of at least 10 years from our third-party independent investment advisor, as well as the investment strategy and relative weightings of the asset classes within the investment portfolio. Our expected long-term rate of return on plan assets used for our pension plans was 3.81 percent in 2022. The 2022 actual return on plan assets for our pension plans was a loss of approximately 9.7 percent. The 10-year average rate of return on pension plan assets through December 2022 was approximately 6.8 percent. The expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance.
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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2022. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,
	2022	$ Change from 2021*	% Change from 2021*	2021	$ Change from 2020*	% Change from 2020*	2020
	(Millions)
Revenues:
Service revenues	$6,536	+535	+9%	$6,001	+77	+1%	$5,924
Service revenues – commodity consideration	260	+22	+9%	238	+109	+84%	129
Product sales	4,556	+20	—%	4,536	+2,865	+171%	1,671
Net gain (loss) on commodity derivatives	(387)	-239	-161%	(148)	-143	NM	(5)
Total revenues	10,965			10,627			7,719
Costs and expenses:
Product costs	3,369	+562	+14%	3,931	-2,386	-154%	1,545
Net processing commodity expenses	88	+13	+13%	101	-33	-49%	68
Operating and maintenance expenses	1,817	-269	-17%	1,548	-222	-17%	1,326
Depreciation and amortization expenses	2,009	-167	-9%	1,842	-121	-7%	1,721
Selling, general, and administrative expenses	636	-78	-14%	558	-92	-20%	466
Impairment of certain assets	—	+2	+100%	2	+180	+99%	182
Impairment of goodwill	—	—	—%	—	+187	+100%	187
Other (income) expense – net	28	-14	-100%	14	+8	+36%	22
Total costs and expenses	7,947			7,996			5,517
Operating income (loss)	3,018			2,631			2,202
Equity earnings (losses)	637	+29	+5%	608	+280	+85%	328
Impairment of equity-method investments	—	—	—%	—	+1,046	+100%	(1,046)
Other investing income (loss) – net	16	+9	+129%	7	-1	-13%	8
Interest expense	(1,147)	+32	+3%	(1,179)	-7	-1%	(1,172)
Other income (expense) – net	18	+12	+200%	6	+49	NM	(43)
Income (loss) before income taxes	2,542			2,073			277
Less: Provision (benefit) for income taxes	425	+86	+17%	511	-432	NM	79
Net income (loss)	2,117			1,562			198
Less: Net income (loss) attributable to noncontrolling interests	68	-23	-51%	45	-58	NM	(13)
Net income (loss) attributable to The Williams Companies, Inc.	$2,049	+532	+35%	$1,517	+1,306	NM	$211
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
2022 vs. 2021
Service revenues increased primarily due to higher gathering and processing rates driven by favorable commodity prices and annual contractual rate escalations for certain of our West and Northeast G&P operations, higher volumes including from the Trace Acquisition and NorTex Asset Purchase, higher transportation fee revenues associated with the Leidy South expansion project placed fully in service at Transco in December 2021, and higher reimbursable electric power costs and storage rates which are substantially offset in Operating and maintenance expenses.
Service revenues – commodity consideration increased primarily due to higher NGL prices, partially offset by lower NGL volumes. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher marketing sales prices and volumes, including increased volumes associated with the Sequent Acquisition in third-quarter 2021 and the Trace Acquisition in second-quarter 2022. Product sales also increased due to higher sales volumes and prices associated with our upstream operations and system management gas sales, as well as higher prices and lower volumes related to our equity NGL sales activities. These increases were partially offset by an unfavorable change in natural gas marketing sales primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs (see Note 1 – General, Description of Business, and Basis of Presentation of Notes to Consolidated Financial Statements). As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities, including significant 2022 lower of cost or net realizable value adjustments to our natural gas inventory.
The unfavorable change in Net gain (loss) on commodity derivatives primarily reflects higher net unrealized losses in our Gas & NGL Marketing Services segment, and higher net realized losses related to derivative contracts in our Other segment. Lower net realized losses at our West segment and a net unrealized gain at our Other segment in 2022 partially offset these impacts. We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which is not recognized until the underlying transaction occurs.
Product costs decreased primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs. This decrease was partially offset by higher prices and volumes associated with our NGL marketing activities, including the increase in volumes associated with the Trace Acquisition in second-quarter 2022, as well as significant 2022 lower of cost or net realizable value adjustments to our NGL inventory. Product costs also increased due to higher system management gas purchases and higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.
Net processing commodity expenses decreased primarily due to the impact of a 2022 net unrealized gain on derivatives for processing plant shrink gas purchases and lower volumes for natural gas purchases associated with our equity NGL production activities, partially offset by higher net realized prices.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, net realized gains and losses on commodity derivatives related to sales of product, and net realized processing commodity expenses comprise our Commodity margins. However, Product sales and net realized gains and losses on commodity derivatives at our Other segment reflecting sales related to our oil and gas producing properties comprise Net realized product sales and are excluded from our Commodity margins. See Results of Operations— Year-Over-Year Operating Results - Segments for additional discussion of Commodity margins and Net realized product sales on a segment basis.
Operating and maintenance expenses increased primarily due to higher operating and maintenance costs, including $63 million of higher reimbursable electric power and storage costs which are substantially offset in Service revenues. The increase was also a result of higher expenses associated with our upstream operations, increased costs associated with Transco's Leidy South expansion project placed in service in December 2021, higher employee-related expenses, and higher expenses associated with the 2022 Trace Acquisition and NorTex Asset Purchase.

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
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses driven by the Sequent Acquisition in July 2021 and higher expenses for various corporate costs, including technology costs to support efforts to track and quantify emissions associated with natural gas procurement, transmission, and delivery.
Other (income) expense – net within Operating income (loss) changed unfavorably primarily due to charges related to Eminence storage cavern abandonments and monitoring, as well as regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate, offset by the deferral of ARO depreciation (offset in Depreciation and amortization expenses resulting in no net impact on our results of operations).
Equity earnings (losses) changed favorably primarily due to increases at investments across our West segment, including RMM, and at Laurel Mountain, partially offset by a decrease at Appalachia Midstream Investments.
Provision (benefit) for income taxes changed favorably primarily due to a benefit associated with a decrease in our estimate of the state deferred income tax rate, a benefit related to the release of a valuation allowance, and federal settlements, partially offset by higher pre-tax income. See Note 6 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher results at the Northeast JV.
2021 vs. 2020
Service revenues increased primarily due to higher transportation fee revenues associated with expansion projects placed in service at Transco in 2020 and 2021, higher revenue associated with reimbursable electricity expenses, and higher processing and fractionation revenues in our Northeast G&P segment. This increase was partially offset by lower volume deficiency fee revenues, lower gathering volumes, and lower deferred revenue amortization.
Service revenues – commodity consideration increased primarily due to higher NGL prices. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales increased primarily due to higher prices and volumes associated with our natural gas and NGL marketing activities, as well as the inclusion of our recently acquired upstream operations. This increase also includes higher prices related to our equity NGL sales activities. These increases were partially offset by negative product marketing sales from operations acquired in the Sequent Acquisition in 2021 (which does not reflect commodity derivative net realized gains discussed below).
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments. The unfavorable change primarily reflects net unrealized losses in our Gas & NGL Marketing Services segment, and net realized losses related to derivative contracts in our West and Other segments. Net realized gains at our Gas & NGL Marketing Services segment partially offset these impacts.
Product costs increased primarily due to higher prices and volumes associated with our natural gas and NGL marketing activities, as well as higher NGL prices associated with volumes acquired as commodity consideration related to our equity NGL production activities.

Net processing commodity expenses increased primarily due to higher prices for natural gas purchases associated with our equity NGL production activities, partially offset by lower volumes.
Operating and maintenance expenses increased primarily due to the inclusion of our recently acquired upstream operations and higher employee-related expenses, which reflect the absence of a 2020 favorable impact of a change in an employee benefit policy and increased incentive compensation costs associated with improved company performance, as well as higher reimbursable electricity expenses.
Depreciation and amortization expenses increased primarily due to the inclusion of our recently acquired upstream operations, reduced estimated useful lives for certain facilities in our West segment decommissioned during 2021, new assets placed in-service at Transco, and the amortization of intangible assets resulting from the Sequent Acquisition.
Selling, general, and administrative expenses increased primarily due to higher employee-related expenses, which reflect increased incentive compensation costs associated with improved company performance, Sequent Acquisition employee-related costs, and the absence of a 2020 favorable impact of a change in an employee benefit policy, partially offset by lower expenses for various corporate costs.
Impairment of certain assets reflects the 2020 impairment of our Northeast Supply Enhancement development project and certain gathering assets in the Marcellus Shale region (see Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Impairment of goodwill reflects the goodwill impairment charge at the Northeast reporting unit in 2020 (see Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Equity earnings (losses) changed favorably primarily due to the absence of the 2020 impairment of goodwill at RMM, increases at Appalachia Midstream Investments, Laurel Mountain, Blue Racer, Aux Sable, and Discovery, partially offset by a decrease at OPPL.
Impairment of equity-method investments reflects the absence of 2020 impairments to various equity-method investments (see Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
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

Transmission & Gulf of Mexico

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Service revenues	$3,579	$3,385	$3,257
Service revenues – commodity consideration (1)	64	52	21
Product sales (1)	404	349	191
Segment revenues	4,047	3,786	3,469

Product costs (1)	(399)	(349)	(193)
Net processing commodity expenses (1)	(26)	(17)	(7)
Other segment costs and expenses	(1,141)	(980)	(886)
Impairment of certain assets	—	(2)	(170)
Proportional Modified EBITDA of equity-method investments	193	183	166
Transmission & Gulf of Mexico Modified EBITDA	$2,674	$2,621	$2,379

Commodity margins	$43	$35	$12
_______________
(1)Included as a component of Commodity margins.
2022 vs. 2021
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $163 million increase in Transco’s service revenues primarily associated with the Leidy South expansion project placed fully in service in December 2021, park and loan services, short-term firm transportation, overall demand, and commodity fee revenues. Additionally, 2022 benefited from higher reimbursable electric power costs and storage rates effective since the second quarter of 2022, partially offset by lower cash out surcharges, all of which are offset by similar changes in electricity, storage and cash out charges reflected in Other segment costs and expenses;
•A $21 million increase in the Eastern Gulf Coast region primarily due to higher production handling and gathering volumes from the absence of temporary shut-ins due to producer operational issues and weather-related events in 2021, partially offset by a decrease at Gulfstar One for the Tubular Bells field primarily due to lower production handling, gathering and transportation volumes from natural decline;
•A $16 million increase primarily related to storage and transportation revenues due to the acquisition of NorTex in August 2022; partially offset by
•A $13 million decrease in the Western Gulf Coast region primarily at Perdido due to lower transportation and gathering volumes from temporary downtime from producer operational issues in 2022.
Commodity margins associated with our equity NGLs increased $5 million primarily driven by favorable NGL sales prices, partially offset by higher prices for natural gas purchases associated with our equity NGL production activities.
Other segment costs and expenses increased primarily due to higher operating costs including higher reimbursable electric power costs and storage costs, partially offset by favorable cash out charges, all of which are offset by similar changes in electricity reimbursements, cash out charges, and storage revenues reflected in Service revenues. Additionally, 2022 was impacted by higher costs associated with the Leidy South expansion project;

maintenance costs primarily related to general maintenance at Transco, Gulf Coast region, and Northwest Pipeline; charges related to Eminence storage cavern abandonments and monitoring; and regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate, higher employee-related costs, corporate allocations, and operations acquired in the NorTex Asset Purchase. These increases are partially offset by a favorable change in the deferral of ARO related depreciation at Transco.
2021 vs. 2020
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to favorable changes to Impairment of certain assets and Service revenues, partially offset by higher Other segment costs and expenses.
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
Impairment of certain assets reflects the absence of the impairment of our Northeast Supply Enhancement development project in 2020 (see Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
Proportional Modified EBITDA of equity-method investments increased at Discovery driven by higher NGL sales prices and higher volumes due to the absence of prior year scheduled maintenance.

Northeast G&P

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Service revenues	$1,654	$1,528	$1,465
Service revenues – commodity consideration (1)	14	7	7
Product sales (1)	134	99	57
Segment revenues	1,802	1,634	1,529

Product costs (1)	(135)	(99)	(57)
Net processing commodity expenses (1)	(3)	(2)	(3)
Other segment costs and expenses	(522)	(503)	(441)
Impairment of certain assets	—	—	(12)
Proportional Modified EBITDA of equity-method investments	654	682	473
Northeast G&P Modified EBITDA	$1,796	$1,712	$1,489

Commodity margins	$10	$5	$4

(1)Included as a component of Commodity margins.
2022 vs. 2021
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by lower Proportional Modified EBITDA of equity-method investments and higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $64 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, and fractionation volumes as well as higher processing rates;
•A $43 million increase in revenues in the Utica Shale region primarily related to higher gathering rates resulting from annual cost of service contract redeterminations, as well as proceeds from the release of an acreage dedication;
•A $14 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses;
•No change in revenues at Susquehanna Supply Hub primarily related to higher gathering rates, offset by lower gathering volumes.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel, which is partially offset in Service revenues.
Proportional Modified EBITDA of equity-method investments decreased at Appalachia Midstream Investments primarily driven by lower gathering rates resulting from annual cost of service contract redeterminations as well as lower volumes. Additionally, there was a decrease at Blue Racer primarily due to lower volumes. The decrease was partially offset by an increase at Laurel Mountain primarily due to higher commodity-based gathering rates.

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
Impairment of certain assets reflects a $12 million impairment of certain gathering assets in the Marcellus Shale region in 2020 (see Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements).
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

West

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Service revenues	$1,542	$1,248	$1,272
Service revenues – commodity consideration (1)	182	179	101
Product sales (1)	841	643	152

Net realized gain (loss) on commodity derivatives – service revenues	(1)	(15)	—
Net realized gain (loss) on commodity derivatives – product sales (1)	(3)	(29)	(2)
Net realized gain (loss) on commodity derivatives	(4)	(44)	(2)

Segment revenues	2,561	2,026	1,523

Product costs (1)	(813)	(608)	(154)
Net processing commodity expenses (1)	(105)	(85)	(58)
Other segment costs and expenses	(564)	(477)	(474)
Proportional Modified EBITDA of equity-method investments	132	105	110
West Modified EBITDA	$1,211	$961	$947

Commodity margins	$102	$100	$39
________________
(1) Included as a component of Commodity margins.
2022 vs. 2021
West Modified EBITDA increased primarily due to higher Service revenues and a favorable change in Net realized gain (loss) on commodity derivatives, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $186 million increase in the Haynesville Shale region primarily due to higher gathering volumes including volumes from the Trace Acquisition as well as higher gathering rates driven by favorable commodity pricing;
•A $96 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing;
•A $14 million increase associated with higher fractionation fees primarily due to higher fractionation volumes from a new contract;
•A $4 million increase in the Eagle Ford region primarily due to higher MVC revenues, escalated gathering rates, and higher deferred revenue amortization, substantially offset by lower volumes due to decreased producer activity; partially offset by
•A $10 million decrease in the Wamsutter region primarily due to lower MVC revenue.
Net realized gain (loss) on commodity derivatives – service revenues changed favorably due to a change in settled commodity prices relative to our hedge positions.
Product margins from our equity NGLs increased $6 million primarily due to higher net realized NGL sales prices, partially offset by higher net realized prices for natural gas purchases associated with our equity NGL production activities. Additionally, volumes of equity NGL sold and natural gas purchased associated with our equity NGL production activities were lower primarily due to a customer contract change. Margins from other sales activities increased $16 million primarily due to higher condensate sales and favorable pricing. Marketing margins decreased $20 million primarily due to the absence of the favorable impact of Winter Storm Uri in the first quarter of 2021.
Other segment costs and expenses increased primarily due to higher operating expenses related to timing and scope of activities including from operations acquired in the Trace Acquisition, the absence of gains on asset sales in 2021, higher corporate allocations, acquisition-related costs associated with the Trace Acquisition in 2022, and an unfavorable change in our net imbalance liability due to changes in pricing.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at OPPL and higher commodity prices and volumes at RMM.
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
•A $17 million increase in revenues associated primarily with reimbursable compressor power and fuel purchases due to higher prices related to the impact of Winter Storm Uri in the first quarter of 2021, which are offset by similar changes in Other segment costs and expenses;
•A $10 million increase associated with higher net realized gathering and processing rates, primarily in the Barnett Shale and Piceance regions due to higher commodity pricing, along with escalated gathering rates in the Eagle Ford Shale region, partially offset by a decrease in gathering rates in the Haynesville Shale region due to a customer contract change.
Marketing margins increased by $36 million primarily due to favorable changes in net realized natural gas and NGL prices, including the impact of Winter Storm Uri in the first quarter of 2021. Product margins from our equity NGLs increased by $13 million, primarily due to favorable net realized commodity price changes, partially offset by lower sales volumes. Margins on other sales of products increased $12 million primarily due to higher commodity prices.
Other segment costs and expenses increased primarily due to higher incentive and benefit employee-related expenses as previously discussed, higher reimbursable compressor power and fuel purchases which are offset in Service revenues, and higher compressor and plant fuel expenses which are not reimbursable, partially offset by gains on asset sales in 2021, lower leased compressor expenses, favorable changes in system gains and losses, lower legal and consulting expenses, and favorable settlements.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower volumes at OPPL, partially offset by higher volumes and commodity prices at Brazos Permian II.

Gas & NGL Marketing Services

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Service revenues	$3	$3	$32
Product sales (1)	3,534	4,292	1,602

Net realized gain (loss) from derivative instruments (1)	17	25	(3)
Net unrealized gain (loss) from derivative instruments	(321)	(109)	—
Net gain (loss) on commodity derivatives	(304)	(84)	(3)

Segment revenues	3,233	4,211	1,631
Net unrealized gain (loss) from derivative instruments within Net processing commodity expenses	47	—	—
Product costs (1)	(3,228)	(4,152)	(1,569)
Other segment costs and expenses	(92)	(37)	(11)
Gas & NGL Marketing Services Modified EBITDA	$(40)	$22	$51

Commodity margins	$323	$165	$30
________________
(1) Included as a component of Commodity margins.
2022 vs. 2021
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to higher net unrealized loss from derivative instruments and higher Other segment costs and expenses, partially offset by higher Commodity margins.
Commodity margins increased $158 million primarily due to:
•A $188 million increase in natural gas marketing margins which included the following:
◦A $301 million increase in natural gas transportation capacity marketing margins primarily resulting from the Sequent Acquisition in the third quarter of 2021 and an increase in favorable pricing spreads in 2022 compared to 2021; partially offset by
◦A $58 million decrease associated with our legacy natural gas marketing operations primarily due to the absence of the favorable impact of Winter Storm Uri in the first quarter of 2021;
◦A $55 million decrease in natural gas storage marketing margins due primarily to an increase in lower of cost or net realizable value inventory adjustments of $115 million and higher storage fees, partially offset by higher storage withdrawals in 2022 compared to 2021.
•A $30 million decrease in our NGL marketing margins primarily due to lower of cost or net realizable value inventory adjustments in 2022.
Net unrealized gain (loss) from derivative instruments changed primarily due to the Sequent Acquisition in July 2021, and a change in forward commodity prices relative to our hedge positions in 2022 compared to 2021.
Other segment costs and expenses increased primarily due to higher employee-related costs related to the Sequent Acquisition and higher corporate allocations.

2021 vs. 2020
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to higher net unrealized losses from derivative instruments, lower Service revenues, and higher segment costs and expenses, partially offset by higher Commodity margins.
Service revenues decreased due to the absence of a temporary volume deficiency fee associated with reduced volumes from a shipper on OPPL in 2020.
Commodity margins increased $135 million primarily due to:
•A $112 million increase associated with our legacy natural gas and NGL marketing operations primarily due to favorable changes in net realized natural gas prices, including the impact of Winter Storm Uri in the first quarter of 2021;
•A $23 million increase associated with the operations acquired in the Sequent Acquisition in 2021 including $35 million primarily related to favorable pricing spreads on transportation capacity reflecting losses on physical transaction settlements more than offset by net realized gains on derivatives. The transportation related margin was partially offset by a $12 million unfavorable margin related to storage activity. The unfavorable storage margin reflects gains on physical transaction settlements offset by an $18 million charge related to the partial recognition of a purchase accounting inventory fair value adjustment which increased the weighted-average cost of inventory and $13 million related to a lower of cost or net realizable value inventory adjustment.
The Net unrealized gain (loss) from derivative instruments changed primarily due to the Sequent Acquisition in July 2021, and a change in forward commodity prices relative to our hedge positions.
Other segment costs and expenses increased primarily due to employee-related costs associated with the operations acquired in the Sequent Acquisition in 2021.
Other

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Service revenues	$24	$32	$34
Product sales (1)	706	333	—

Net realized gain (loss) from derivative instruments (1)	(104)	(20)	—
Net unrealized gain (loss) from derivative instruments	25	—	—
Net gain (loss) on commodity derivatives	(79)	(20)	—

Segment revenues	651	345	34

Other segment costs and expenses	(217)	(167)	(49)
Other Modified EBITDA	$434	$178	$(15)

Net realized product sales	$602	$313	$—
________________
(1) Included as a component of Net realized product sales.

2022 vs. 2021
Other Modified EBITDA increased primarily due to $248 million higher results from our upstream operations which included the following:
•A $289 million increase in Net realized product sales primarily due to higher commodity prices in 2022, partially offset by the absence of the favorable impact of Winter Storm Uri in 2021 and an unfavorable change in Net realized gain (loss) from derivative instruments due to an increase in commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021. Net realized product sales also increased due to higher production from new wells and higher volumes associated with acquisitions of additional ownership interests in 2021;
•A $25 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021; partially offset by
•A $66 million increase in Other segment costs and expenses primarily due to the increased scale of our upstream operations and higher associated production taxes which were also impacted by higher commodity prices and higher volumes as well as higher tax rates.
Other segment costs and expenses also includes an $11 million charge related to an accrual for loss contingency in 2022, substantially offset by the absence of a $10 million charge related to an accrual for loss contingency in 2021.
2021 vs. 2020
Other Modified EBITDA increased primarily due to:
•A $168 million increase related to our upstream operations, including the favorable commodity price impact of Winter Storm Uri in the first quarter of 2021;
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
We have continued to focus on earnings and cash flow growth, while continuing to improve leverage metrics and operating costs metrics. During 2022, we issued approximately $1.75 billion of new long-term debt primarily to fund current or near-term maturities. In April 2022, we completed the Trace Acquisition; and in August 2022, we completed the NorTex Asset Purchase, both of which were funded with available sources of short-term liquidity (see Note 3 – Acquisitions of Notes to Consolidated Financial Statements). See also the section titled Sources (Uses) of Cash.
Outlook
Our growth capital and investment expenditures in 2023 are currently expected to be in a range from $1.40 billion to $1.70 billion, excluding the MountainWest Acquisition. Growth capital spending in 2023 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business and projects supporting growth in the Haynesville basin, including the Louisiana Energy Gateway project. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that reduce emissions, meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all planned 2023 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock.
On February 14, 2023, we acquired 100 percent of MountainWest which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash and assumption of $430 million outstanding principal amount of long-term debt, subject to working capital and post-closing adjustments. The acquisition was funded with available sources of short-term liquidity.
As of December 31, 2022, we have approximately $627 million of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2023. Our potential material internal and external sources and uses of liquidity are as follows:

Sources:
Cash and cash equivalents on hand
Cash generated from operations
Distributions from our equity-method investees
Utilization of our credit facility and/or commercial paper program
Cash proceeds from issuance of debt and/or equity securities
Proceeds from asset monetizations

Uses:
Working capital requirements
Capital and investment expenditures
Product costs
Gas & NGL Marketing Services payments for transportation and storage capacity and gas supply
Other operating costs including human capital expenses
Quarterly dividends to our shareholders
Repayments of borrowings under our credit facility and/or commercial paper program
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
Share repurchase program

At December 31, 2022, we have approximately $21.927 billion of long-term debt due after one year. See Note 12 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for the aggregate maturities over the next five years. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
At December 31, 2022, we had a working capital deficit of $1.093 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	December 31, 2022
(Millions)
Cash and cash equivalents	$152
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,400
$3,552
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had $350 million of commercial paper outstanding at December 31, 2022. The highest amount outstanding under our commercial paper program and credit facility during 2022 was $1.219 billion. At December 31, 2022, we were in compliance with the financial covenants associated with our credit facility. See Note 12 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements for additional information on our credit facility and commercial paper program.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 3.7 percent from the $0.41 per share paid in each quarter of 2021, to $0.425 per share paid in each quarter of 2022.
Registrations
In February 2021, we filed a shelf registration statement as a well-known seasoned issuer.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require periodic distributions of their available cash to their members. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. See Note 8 – Investing Activities of Notes to Consolidated Financial Statements for our more significant equity-method investees.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Year Ended December 31,
	Category	2022	2021	2020
		(Millions)
Sources of cash and cash equivalents:
Operating activities – net	Operating	$4,889	$3,945	$3,496
Proceeds from long-term debt (see Note 12)	Financing	1,755	2,155	2,199
Proceeds from credit-facility borrowings	Financing	—	—	1,700
Proceeds from commercial paper - net	Financing	345	—	—
Contributions in aid of construction	Investing	12	52	37

Uses of cash and cash equivalents:
Payments of long-term debt (see Note 12)	Financing	(2,876)	(894)	(2,141)
Common dividends paid	Financing	(2,071)	(1,992)	(1,941)
Payments on credit-facility borrowings	Financing	—	—	(1,700)
Capital expenditures	Investing	(2,253)	(1,239)	(1,239)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(933)	(151)	—
Dividends and distributions paid to noncontrolling interests	Financing	(204)	(187)	(185)
Purchases of and contributions to equity-method investments (see Note 8)	Investing	(166)	(115)	(325)

Other sources / (uses) – net	Financing and Investing	(26)	(36)	(48)
Increase (decrease) in cash and cash equivalents		$(1,528)	$1,538	$(147)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Impairment of goodwill, Impairment of equity-method investments, Impairment of certain assets, Net unrealized (gain) loss from derivative instruments, and Inventory write-downs.
Our Net cash provided (used) by operating activities in 2022 increased from 2021 primarily due to higher operating income (excluding noncash items as previously discussed), favorable changes in margin requirements, and higher Distributions from equity-method investees, partially offset by net unfavorable changes in net operating working capital.
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

Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own (see Note 17 – Contingent Liabilities and Commitments of Notes to Consolidated Financial Statements). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $40 million, all of which are included in Accrued and other current liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet at December 31, 2022. We will seek to recover approximately $4 million of accrued costs related to remediation activities by our interstate gas pipelines through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2022, we paid approximately $5 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $11 million in 2023 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2022, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
We consider prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates for our interstate natural gas transmission pipelines. Historically, with limited exceptions, we have been permitted recovery of these environmental costs, and it is our intent to continue seeking recovery of such costs through future rate filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. (See Note 12 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements.)
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2022 and 2021. See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for the methods used in determining the fair value of our long-term debt.

	2023	2024	2025	2026	2027	Thereafter (1)	Total	Fair Value December 31, 2022
	(Millions)
Long-term debt, including current portion:
Fixed rate	$629	$2,281	$1,619	$1,245	$1,993	$14,787	$22,554	$21,569
Weighted-average interest rate	5.0%	5.0%	5.1%	5.0%	5.0%	5.1%
Commercial paper (2)	$350	$—	$—	$—	$—	$—	$350	$350

	2022	2023	2024	2025	2026	Thereafter (1)	Total	Fair Value December 31, 2021
	(Millions)
Long-term debt, including current portion:
Fixed rate	$2,026	$1,478	$2,281	$1,619	$1,244	$15,027	$23,675	$27,768
Weighted-average interest rate	4.9%	5.0%	5.1%	5.1%	5.1%	5.1%

__________________
(1)    Includes unamortized discount / premium and debt issuance costs.
(2) The weighted-average interest rate for commercial paper was 4.8 percent as of December 31, 2022.
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

The maturities of our derivative contracts at December 31, 2022, as well as the maturities of the derivative contracts related to the operations acquired in the Sequent Acquisition at December 31, 2021, were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Using (1)		2023	2024 - 2025	2026 - 2027+
	(Millions)
Level 1 (2)	$(2)	$11	$(9)	$(4)
Level 2	(586)	(171)	(224)	(191)
Level 3	(56)	(19)	2	(39)
Fair value of contracts outstanding at December 31, 2022	$(644)	$(179)	$(231)	$(234)

	Total Fair Value	Maturity
Fair Value Measurements Using (1)		2022	2023 - 2024	2025 - 2026+
	(Millions)
Level 1 (3)	$(69)	$(49)	$(30)	$10
Level 2	(317)	(77)	(108)	(132)
Level 3	(16)	(13)	(11)	8
Fair value of contracts outstanding at December 31, 2021	$(402)	$(139)	$(149)	$(114)
_______________
(1)See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 16 – Derivatives of Notes to Consolidated Financial Statements for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Net commodity derivative assets and liabilities exclude $202 million of net cash collateral in Level 1.
(3)Net commodity derivative assets and liabilities related to the operations acquired in the Sequent Acquisition exclude $267 million of net cash collateral in Level 1.
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
We actively monitor open commodity marketing positions and the resulting VaR and maintain a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk. Starting in the second quarter of 2022, following the further integration of our legacy trading activities with the operations acquired in the Sequent Acquisition, we now present VaR for our integrated natural gas trading operations. For the second half of 2021 and the first quarter of 2022, the VaR presented reflects the legacy Sequent operations only.

At December 31, 2022, the VaR associated with this activity was $10 million. We had the following VaRs for the periods shown:

	Nine Months Ended December 31, 2022	Three Months Ended March 31, 2022	Six Months Ended December 31, 2021
	Trading	Sequent Only	Sequent Only
	(Millions)
Average	$10	$6	$4
High	$39	$10	$7
Low	$4	$4	$2
Our non-trading portfolio primarily consists of derivatives that hedge our upstream business and certain gathering and processing contracts. At December 31, 2022, the VaR associated with these derivatives was $8 million.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2020 financial statements of Gulfstream Natural Gas System, L.L.C. (Gulfstream), a limited liability corporation in which the Company has a 50 percent interest. In the consolidated financial statements, the Company’s investment in Gulfstream was $204 million as of December 31, 2020, and the Company’s equity earnings in the net income of Gulfstream were $77 million in 2020. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulfstream for 2020, is based solely on the report of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

Pension and Other Postretirement Benefit Obligations
Description of the Matter
At December 31, 2022, the Company’s aggregate pension and other postretirement benefit obligations were $1,092 million and were exceeded by the fair value of pension and other postretirement plan assets of $1,370 million, resulting in overfunded pension and other postretirement benefit obligations of $278 million. As explained in Note 7 to the consolidated financial statements, the Company utilized key assumptions to determine the pension and other postretirement benefit obligations.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of Gulfstream Natural Gas System, L.L.C.:

Opinion on the Financial Statements

We have audited the statements of earnings, comprehensive income, changes in members’ equity and cash flows of Gulfstream Natural Gas System, L.L.C. (the “Company”) for the year ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”) (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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
February 27, 2023

We have served as the Company’s auditor since 2018.

The Williams Companies, Inc.
Consolidated Statement of Income

	Year Ended December 31,
	2022	2021	2020
	(Millions, except per-share amounts)
Revenues:
Service revenues	$6,536	$6,001	$5,924
Service revenues – commodity consideration	260	238	129
Product sales	4,556	4,536	1,671
Net gain (loss) on commodity derivatives	(387)	(148)	(5)
Total revenues	10,965	10,627	7,719
Costs and expenses:
Product costs	3,369	3,931	1,545
Net processing commodity expenses	88	101	68
Operating and maintenance expenses	1,817	1,548	1,326
Depreciation and amortization expenses	2,009	1,842	1,721
Selling, general, and administrative expenses	636	558	466
Impairment of certain assets (Note 15)	—	2	182
Impairment of goodwill (Note 15)	—	—	187
Other (income) expense – net	28	14	22
Total costs and expenses	7,947	7,996	5,517
Operating income (loss)	3,018	2,631	2,202
Equity earnings (losses) (Note 8)	637	608	328
Impairment of equity-method investments (Note 15)	—	—	(1,046)
Other investing income (loss) – net	16	7	8
Interest incurred	(1,167)	(1,190)	(1,192)
Interest capitalized	20	11	20
Other income (expense) – net	18	6	(43)
Income (loss) before income taxes	2,542	2,073	277
Less: Provision (benefit) for income taxes	425	511	79
Net income (loss)	2,117	1,562	198
Less: Net income (loss) attributable to noncontrolling interests	68	45	(13)
Net income (loss) attributable to The Williams Companies, Inc.	2,049	1,517	211
Less: Preferred stock dividends	3	3	3
Net income (loss) available to common stockholders	$2,046	$1,514	$208
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$1.68	$1.25	$.17
Weighted-average shares (thousands)	1,218,362	1,215,221	1,213,631
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$1.67	$1.24	$.17
Weighted-average shares (thousands)	1,222,672	1,218,215	1,215,165
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Net income (loss)	$2,117	$1,562	$198
Other comprehensive income (loss):
Designated cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $1, $14, and $— in 2022, 2021, and 2020, respectively	(3)	(40)	(2)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $—, ($14), and $— in 2022, 2021, and 2020, respectively	—	41	1
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $1, ($18), and ($27) in 2022, 2021, and 2020, respectively	1	51	81
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of ($4), ($4), and ($7) in 2022, 2021, and 2020, respectively	11	11	23
Other comprehensive income (loss)	9	63	103
Comprehensive income (loss)	2,126	1,625	301
Less: Comprehensive income (loss) attributable to noncontrolling interests	68	45	(13)
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$2,058	$1,580	$314
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2022	2021
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$152	$1,680
Trade accounts and other receivables	2,729	1,986
Allowance for doubtful accounts	(6)	(8)
Trade accounts and other receivables – net	2,723	1,978
Inventories	320	379
Derivative assets	323	301
Other current assets and deferred charges	279	211
Total current assets	3,797	4,549

Investments	5,065	5,127
Property, plant, and equipment – net	30,889	29,258
Intangible assets – net of accumulated amortization	7,363	7,402
Regulatory assets, deferred charges, and other	1,319	1,276
Total assets	$48,433	$47,612

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,327	$1,746
Derivative liabilities	316	166
Accrued and other current liabilities	1,270	1,035
Commercial paper	350	—
Long-term debt due within one year	627	2,025
Total current liabilities	4,890	4,972

Long-term debt	21,927	21,650
Deferred income tax liabilities	2,887	2,453
Regulatory liabilities, deferred income, and other	4,684	4,436
Contingent liabilities and commitments (Note 17)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at December 31, 2022 and December 31, 2021; 35,000 shares issued at December 31, 2022 and December 31, 2021)	35	35
Common stock ($1 par value; 1,470 million shares authorized at December 31, 2022 and December 31, 2021; 1,253 million shares issued at December 31, 2022 and 1,250 million shares issued at December 31, 2021)	1,253	1,250
Capital in excess of par value	24,542	24,449
Retained deficit	(13,271)	(13,237)
Accumulated other comprehensive income (loss)	(24)	(33)
Treasury stock, at cost (35 million shares of common stock)	(1,050)	(1,041)
Total stockholders’ equity	11,485	11,423
Noncontrolling interests in consolidated subsidiaries	2,560	2,678
Total equity	14,045	14,101
Total liabilities and equity	$48,433	$47,612
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2019	$35	$1,247	$24,323	$(11,002)	$(199)	$(1,041)	$13,363	$3,001	$16,364
Net income (loss)	—	—	—	211	—	—	211	(13)	198
Other comprehensive income (loss)	—	—	—	—	103	—	103	—	103
Cash dividends – common stock ($1.60 per share)	—	—	—	(1,941)	—	—	(1,941)	—	(1,941)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(185)	(185)
Stock-based compensation and related common stock issuances, net of tax	—	1	50	—	—	—	51	—	51
Contributions from noncontrolling interests	—	—	—	—	—	—	—	7	7
Other	—	—	(2)	(16)	—	—	(18)	4	(14)
Net increase (decrease) in equity	—	1	48	(1,746)	103	—	(1,594)	(187)	(1,781)
Balance at December 31, 2020	35	1,248	24,371	(12,748)	(96)	(1,041)	11,769	2,814	14,583
Net income (loss)	—	—	—	1,517	—	—	1,517	45	1,562
Other comprehensive income (loss)	—	—	—	—	63	—	63	—	63
Cash dividends – common stock ($1.64 per share)	—	—	—	(1,992)	—	—	(1,992)	—	(1,992)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(187)	(187)
Stock-based compensation and related common stock issuances, net of tax	—	2	78	—	—	—	80	—	80
Purchase of partial interest in consolidated subsidiary (Note 8)	—	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Other	—	—	—	(14)	—	—	(14)	—	(14)
Net increase (decrease) in equity	—	2	78	(489)	63	—	(346)	(136)	(482)
Balance at December 31, 2021	35	1,250	24,449	(13,237)	(33)	(1,041)	11,423	2,678	14,101
Net income (loss)	—	—	—	2,049	—	—	2,049	68	2,117
Other comprehensive income (loss)	—	—	—	—	9	—	9	—	9
Cash dividends – common stock ($1.70 per share)	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Stock-based compensation and related common stock issuances, net of tax	—	3	93	—	—	—	96	—	96
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchase of treasury stock	—	—	—	—	—	(9)	(9)	—	(9)
Other	—	—	—	(12)	—	—	(12)	—	(12)
Net increase (decrease) in equity	—	3	93	(34)	9	(9)	62	(118)	(56)
Balance at December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$2,117	$1,562	$198
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	2,009	1,842	1,721
Provision (benefit) for deferred income taxes	431	509	108
Equity (earnings) losses	(637)	(608)	(328)
Distributions from equity-method investees (Note 8)	865	757	653
Impairment of goodwill (Note 15)	—	—	187
Impairment of equity-method investments (Note 15)	—	—	1,046
Impairment of certain assets (Note 15)	—	2	182
Net unrealized (gain) loss from derivative instruments	249	109	—
Inventory write-downs	161	15	17
Amortization of stock-based awards	73	81	52
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(733)	(545)	(2)
Inventories	(110)	(139)	(28)
Other current assets and deferred charges	(33)	(63)	11
Accounts payable	410	643	(7)
Accrued and other current liabilities	209	58	(309)
Changes in current and noncurrent derivative assets and liabilities	94	(277)	(4)
Other, including changes in noncurrent assets and liabilities	(216)	(1)	(1)
Net cash provided (used) by operating activities	4,889	3,945	3,496
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	345	—	—
Proceeds from long-term debt	1,755	2,155	3,899
Payments of long-term debt	(2,876)	(894)	(3,841)
Proceeds from issuance of common stock	54	9	9
Common dividends paid	(2,071)	(1,992)	(1,941)
Dividends and distributions paid to noncontrolling interests	(204)	(187)	(185)
Contributions from noncontrolling interests	18	9	7
Payments for debt issuance costs	(17)	(26)	(20)
Other – net	(46)	(16)	(13)
Net cash provided (used) by financing activities	(3,042)	(942)	(2,085)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,253)	(1,239)	(1,239)
Dispositions – net	(30)	(8)	(36)
Contributions in aid of construction	12	52	37
Purchases of businesses, net of cash acquired (Note 3)	(933)	(151)	—
Purchases of and contributions to equity-method investments (Note 8)	(166)	(115)	(325)
Other – net	(5)	(4)	5
Net cash provided (used) by investing activities	(3,375)	(1,465)	(1,558)
Increase (decrease) in cash and cash equivalents	(1,528)	1,538	(147)
Cash and cash equivalents at beginning of year	1,680	142	289
Cash and cash equivalents at end of year	$152	$1,680	$142
_________
(1) Increases to property, plant, and equipment	$(2,394)	$(1,305)	$(1,160)
Changes in related accounts payable and accrued liabilities	141	66	(79)
Capital expenditures	$(2,253)	$(1,239)	$(1,239)
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
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were $9 million and no repurchases under the program in 2022 and 2021, respectively.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (Northwest Pipeline), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
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
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 50 percent equity-method investment in Rocky Mountain Midstream Holdings LLC (RMM), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II) (a nonconsolidated VIE).
Gas & NGL Marketing Services is comprised of our NGL and natural gas marketing and trading operations, which includes risk management and transactions related to the storage and transportation of natural gas and natural gas liquids (NGLs) on strategically positioned assets.
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
•Determining whether an entity is a VIE (see Note 2 – Variable Interest Entities);

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
•Litigation-related contingencies;
•Environmental remediation obligations;
•Depreciation and/or amortization of long-lived assets, which are comprised of property, plant, and equipment, and intangible assets;
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
Regulatory accounting
Transco and Northwest Pipeline are regulated by the Federal Energy Regulatory Commission (FERC), and their rates are established by the FERC. Therefore, we have determined that it is appropriate under Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (ASC 980) that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management’s expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for these operations that are regulated can differ from the accounting requirements for nonregulated operations. For example, for regulated operations, allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in the process of construction and is capitalized as a cost of property, plant, and equipment because it constitutes an actual cost of construction under established regulatory practices; nonregulated operations are only allowed to capitalize the cost of debt funds related to construction activities, while a component for equity is prohibited. The

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

components of our regulatory assets and liabilities relate to the effects of deferred taxes on equity funds used during construction, AROs, shipper imbalance activity, fuel and power cost differentials, depreciation, negative salvage, pension and other postretirement benefits, customer tax refunds, and rate allowances for deferred income taxes at a historically higher federal income tax rate.
Our current and noncurrent regulatory asset and liability balances at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(Millions)
Current assets reported within Other current assets and deferred charges	$138	$111
Noncurrent assets reported within Regulatory assets, deferred charges, and other	459	415
Total regulated assets	$597	$526

Current liabilities reported within Accrued and other current liabilities	$201	$56
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	1,233	1,324
Total regulated liabilities	$1,434	$1,380
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
Certain customers reimburse us for costs we incur associated with construction of property, plant, and equipment utilized in our operations. For our rate-regulated gas pipeline businesses that apply ASC 980, we follow FERC guidelines with respect to reimbursement of construction costs. FERC tariffs only allow for cost reimbursement and are non-negotiable in nature; thus, in our judgment, the construction activities do not represent an ongoing major and central operation of our gas pipeline businesses and are not within the scope of ASC Topic 606, “Revenue from Contracts with Customers”. Accordingly, cost reimbursements are treated as a reduction to the cost of the constructed asset, which are referred to as Contributions in aid of construction in our Consolidated Statement of Cash Flows. For our midstream businesses, reimbursement and service contracts with customers are viewed together as providing the same commercial objective, as we have the ability to negotiate the mix of consideration between reimbursements and amounts billed over time. Accordingly, we generally recognize reimbursements of construction costs from customers on a gross basis as a contract liability separate from the associated costs included within property, plant, and equipment. The contract liability is recognized into service revenues as the underlying performance obligations are satisfied.
Service Revenues
Gas pipeline businesses: Revenues from our regulated interstate natural gas pipeline businesses, which are subject to regulation by certain state and federal authorities, including the FERC, include both firm and interruptible transportation and storage contracts. Firm transportation and storage agreements provide for a daily or monthly reservation charge based on the pipeline or storage capacity reserved, and a commodity charge

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

based on the volume of natural gas delivered/stored, each at rates specified in our FERC tariffs or based on negotiated contractual rates, with contract terms that are generally long-term in nature. Most of our long-term contracts contain an evergreen provision, which allows the contracts to be extended for periods primarily up to one year in length an indefinite number of times following the specified contract term and until terminated generally by either us or the customer. Interruptible transportation and storage agreements provide for a volumetric charge based on actual commodity transportation or storage utilized in the period in which those services are provided, and the contracts are generally limited to one-month periods or less. Our performance obligations related to our interstate natural gas pipeline businesses include the following:
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

contracts and over-the-counter (OTC) contracts are used to sell natural gas at that future price to substantially protect the natural gas revenues that will ultimately be realized when the stored natural gas is sold. Additionally, we enter into transactions to secure transportation capacity between delivery points in order to serve our customers and various markets.
The physical purchase, transportation, storage, and sale of natural gas are accounted for on a weighted-average cost or accrual basis, as appropriate, unlike the fair value basis utilized for the derivatives used to mitigate the natural gas price risk associated with the storage and transportation portfolio. Monthly demand charges are incurred for the contracted storage and transportation capacity and payments associated with asset management agreements, and these demand charges and payments are recognized in our Consolidated Statement of Income in the period they are incurred.
As we are acting as an agent for our natural gas marketing customers and engage in energy trading activities, our natural gas marketing revenues are presented net of the related costs of those activities. Prior to the 2022 integration of our legacy gas marketing operations with the acquired Sequent Acquisition operations (see Note 3 – Acquisitions), our legacy gas marketing operations were reported on a gross basis.
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
Contract Liabilities
Our contract liabilities consist of advance payments primarily from midstream business customers which include construction reimbursements, prepayments, and other billings and transactions for which future services are to be provided under the contract. These amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied, which is primarily based on a units of production methodology over the remaining contractual service periods, and are classified as current or noncurrent according to when such amounts are expected to be recognized. Current and noncurrent contract liabilities are included within Accrued and other current liabilities and Regulatory liabilities, deferred income, and other, respectively, in our Consolidated Balance Sheet.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Unrealized gains and losses on physically settled commodity-related derivative contracts for commodity sales transactions are recognized in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income. Realized and unrealized gains and losses on non-designated commodity-related derivative contracts for commodity sales transactions that are financially settled are reported in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income. Net gains and losses on derivatives for shrink gas purchases for processing plants are reported in Net processing commodity expenses in our Consolidated Statement of Income.
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which is not recognized until the underlying transaction occurs. (See Note 16 – Derivatives.)
We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in Derivative assets; Regulatory assets, deferred charges, and other; Derivative liabilities; or Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. These amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income.
For commodity derivatives designated as a cash flow hedge, the change in fair value of the derivative is reported in Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheet and reclassified into earnings in the period in which the hedged item affects earnings. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in Net gain (loss) on commodity derivatives in our Consolidated Statement of Income at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by us. As of December 31, 2022 and 2021, we are not applying hedge accounting to any commodity derivative instruments.
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
Earnings (loss) per common share
Basic earnings (loss) per common share in our Consolidated Statement of Income is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share in our Consolidated Statement of Income primarily includes any dilutive effect of nonvested restricted stock units and stock options. Diluted earnings (loss) per common share is calculated using the treasury-stock method.
Cash and cash equivalents
Cash and cash equivalents in our Consolidated Balance Sheet consist of highly liquid investments with original maturities of three months or less when acquired.
Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Financial assets from our natural gas transmission and storage business, gathering, processing and transportation business, marketing

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

business, and upstream operations are segregated into separate pools for evaluation due to different counterparty risks inherent in each business. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as separate pools or the need for additional pools. We calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilize historical loss rates over many years, which include periods of both high and low commodity prices. Commodity prices could have a significant impact on a portion of our gathering and processing and upstream counterparties’ financial health and ability to satisfy current obligations. Our expected credit loss estimate considers both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity. In addition, our expected credit loss estimate considers potential contractual, physical, and commercial protections and outcomes in the case of a counterparty bankruptcy. The physical location and nature of our services help to mitigate collectability concerns of our gathering and processing producer customers. Our gathering lines in many cases are physically connected to the customers’ wellheads and pads, and there may not be alternative gathering lines nearby. The construction of gathering systems is capital intensive and it would be costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting customers’ production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows. Commodity price movements generally do not impact the majority of our natural gas transmission businesses customers’ financial condition.
We also provide marketing and risk management services to retail and wholesale gas marketers, utility companies, upstream producers, and industrial customers. These counterparties utilize netting agreements that enable us to net receivables and payables by counterparty upon settlement. We also net across product lines and against cash collateral received to collateralize receivable positions, provided the netting and cash collateral agreements include such provisions. While the amounts due from, or owed to, our counterparties are settled net, they are recorded on a gross basis in our Consolidated Balance Sheet as accounts receivable and accounts payable.
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2022 and 2021.
Inventories
Inventories in our Consolidated Balance Sheet primarily consist of natural gas in underground storage, NGLs, and materials and supplies and primarily are stated at the lower of cost or net realizable value. The cost of inventories is primarily determined using the average-cost method. Any lower of cost or net realizable value adjustments are included in Product sales (for natural gas marketing inventory as these sales are presented net of the related costs) or in Product costs for NGL inventory.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Equity-method investment basis differences
Differences between the carrying value of our equity-method investments and our underlying equity in the net assets of investees are accounted for as if the investees were consolidated subsidiaries. Equity earnings (losses) in our Consolidated Statement of Income includes our allocable share of net income (loss) of investees adjusted for any depreciation and amortization, as applicable, associated with basis differences.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

market projections for the asset classes in which the portfolio is invested, as well as the weighting of each asset class.
Unrecognized actuarial gains and losses are deferred and recorded in AOCI or, for Transco and Northwest Pipeline, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost (credit). The unrecognized net actuarial losses deferred in AOCI at December 31, 2022 and 2021 were $18 million and $30 million, respectively. Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 10 years for our pension plans and approximately 5 years for our other postretirement benefit plan.
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
Cash flows from revolving credit facility and commercial paper program
Proceeds and payments related to borrowings under our revolving credit facility are reflected in the financing activities in our Consolidated Statement of Cash Flows on a gross basis. Proceeds and payments related to borrowings under our commercial paper program are reflected in the financing activities in our Consolidated Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 12 – Debt and Banking Arrangements.)
Note 2 – Variable Interest Entities
Consolidated VIEs
As of December 31, 2022, we consolidate the following VIEs:
Northeast JV
We own a 65 percent interest in the Northeast JV, a subsidiary that is a VIE due to certain of our voting rights being disproportionate to our obligation to absorb losses and substantially all of the Northeast JV’s activities being

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Gulfstar One
We own a 51 percent interest in Gulfstar One, a subsidiary that, due to certain risk-sharing provisions in its customer contracts, is a VIE. Gulfstar One includes a proprietary floating-production system, Gulfstar FPS, and associated pipelines that provide production handling and gathering services in the eastern deepwater Gulf of Mexico. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Gulfstar One’s economic performance.
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
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	December 31,
	2022	2021
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$49	$78
Trade accounts and other receivables – net	136	132
Inventories	4	3
Other current assets and deferred charges	7	7
Property, plant, and equipment – net	5,154	5,295
Intangible assets – net of accumulated amortization	2,158	2,267
Regulatory assets, deferred charges, and other	29	20
Accounts payable	(76)	(61)
Accrued and other current liabilities	(34)	(29)
Regulatory liabilities, deferred income, and other	(275)	(287)
Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mont Belvieu, Texas, and is a VIE due primarily to our limited participating rights as the minority equity holder. At December 31, 2022, the carrying value of our investment in Targa Train 7 was $46 million. Our maximum exposure to loss is limited to the carrying value of our investment.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. At December 31, 2022, the carrying value of our investment in Brazos Permian II was $16 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream (Trace) for $972 million of cash funded with cash on hand and proceeds from issuance of commercial paper (Trace Acquisition). The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
During the period from the acquisition date of April 29, 2022 to December 31, 2022, the operations acquired in the Trace Acquisition contributed Revenues of $148 million and Modified EBITDA (as defined in Note 18 – Segment Disclosures) of $73 million.
Acquisition-related costs for the Trace Acquisition for the period from the acquisition date of April 29, 2022 to December 31, 2022 of $8 million are reported within our West segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
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

(Millions)
Cash and cash equivalents	$39
Trade accounts and other receivables – net	18
Property, plant, and equipment – net	448
Intangible assets – net of accumulated amortization	472
Other noncurrent assets	20
Total assets acquired	$997

Accounts payable	$12
Accrued and other current liabilities	5
Other noncurrent liabilities	8
Total liabilities assumed	$25

Net assets acquired	$972
Intangible assets
Intangible assets recognized in the Trace Acquisition are related to contractual customer relationships from gas gathering agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 2 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 19 years. See Note 10 – Intangible Assets.
Sequent Acquisition
On July 1, 2021, we closed on the acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp (Sequent Acquisition). Total consideration for this acquisition was $159 million, which included $109 million related to working capital.
Operations acquired in the Sequent Acquisition focus on risk management and the marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas and electric utilities, municipalities, power generators, and producers, as well as moving gas to markets through transportation and storage agreements on strategically positioned assets, including our Transco system. The purpose of the Sequent Acquisition was to expand our natural gas marketing activities as well as optimize our pipeline and storage capabilities with expansions into new markets to reach incremental gas-fired power generation, liquified natural gas exports, and future renewable natural gas and other emerging opportunities.
During the period from the acquisition date of July 1, 2021 to December 31, 2021, results for the operations acquired in the Sequent Acquisition included net Product sales of $(43) million (including $80 million of purchases from affiliates), Net gain (loss) on commodity derivatives of $(43) million, and unfavorable Modified EBITDA of $112 million. Both the Revenues and Modified EBITDA amounts reflect a net unrealized loss on commodity derivatives in Net gain (loss) on commodity derivatives of $(109) million for the period.
Acquisition-related costs for the Sequent Acquisition for the period from the acquisition date of July 1, 2021 to December 31, 2021 of $5 million are reported within our Gas & NGL Marketing Services segment and were included in Selling, general, and administrative expenses in our Consolidated Statement of Income for the year ended December 31, 2021.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

We accounted for the Sequent Acquisition as a business combination. The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in the Gas & NGL Marketing Services segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. The fair value of the intangible assets was measured using an income approach. The fair value of the inventory acquired was based on the market price of the natural gas in underground storage at the acquisition date. See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the valuation techniques used to measure fair value of derivative assets and liabilities.

(Millions)
Cash and cash equivalents	$8
Trade accounts and other receivables – net	498
Inventories	121
Derivative assets	57
Other current assets and deferred charges	4
Property, plant, and equipment – net	5
Intangible assets – net of accumulated amortization	306
Other noncurrent assets	3
Commodity derivatives included in other noncurrent assets	49
Total assets acquired	$1,051

Accounts payable	$514
Derivative liabilities	116
Accrued and other current liabilities	46
Other noncurrent liabilities	1
Commodity derivatives included in other noncurrent liabilities	215
Total liabilities assumed	$892

Net assets acquired	$159
Accounts receivable and accounts payable
The operations acquired in the Sequent Acquisition provide services to retail and wholesale gas marketers, utility companies, upstream producers, and industrial customers. See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for our policy regarding netting receivables and payables.
Intangible assets
Intangible assets are primarily related to transportation and storage capacity contracts. The basis for determining the value of these intangible assets was estimated future net cash flows to be derived from acquired transportation and storage capacity contracts that provide future economic benefits due to their market location, discounted using an industry weighted-average cost of capital. This intangible asset is being amortized based on the expected benefit period over which the underlying contracts are expected to contribute to our cash flows ranging from 1 year to 8 years. As a result, we expect a significant portion of the amortization to be recognized within the first few years of this range. See Note 10 – Intangible Assets.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Business, Basis of Presentation, and Summary of Significant Accounting Policies for our accounting policy for derivatives.
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. in 2022, 2021, and 2020, are presented as if the Trace Acquisition had been completed on January 1, 2021, and the Sequent Acquisition had been completed on January 1, 2020. These pro forma amounts are not necessarily indicative of what the actual results would have been if the Trace Acquisition and Sequent Acquisition had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Year Ended December 31, 2022
	As Reported	Pro Forma Trace (1)		Pro Forma Combined
	(Millions)
Revenues	$10,965	$45		$11,010
Net income (loss) attributable to The Williams Companies, Inc.	2,049	18		2,067

	Year Ended December 31, 2021
	As Reported	Pro Forma Trace	Pro Forma Sequent (2)	Pro Forma Combined
	(Millions)
Revenues	$10,627	$118	$188	$10,933
Net income (loss) attributable to The Williams Companies, Inc.	1,517	42	4	1,563

	Year Ended December 31, 2020
	As Reported		Pro Forma Sequent	Pro Forma Combined
	(Millions)
Revenues	$7,719		$74	$7,793
Net income (loss) attributable to The Williams Companies, Inc.	211		(13)	198

(1)Excludes results from operations acquired in the Trace Acquisition for the period beginning on the acquisition date of April 29, 2022, as these results are included in the amounts as reported.
(2)Excludes results from operations acquired in the Sequent Acquisition for the period beginning on the acquisition date of July 1, 2021, as these results are included in the amounts as reported.
NorTex Asset Purchase
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 4 – Related Party Transactions
Transactions with Equity-Method Investees
We have expenses associated with our equity-method investees of $1.346 billion, $948 million, and $348 million for 2022, 2021, and 2020, respectively in our Consolidated Statement of Income. Substantially all of these expenses are included in Product costs. We also have revenue from our equity-method investees of $76 million, $46 million, and $26 million for 2022, 2021, and 2020, respectively. In addition, we have $17 million and $9 million included in Accounts receivable and $87 million and $89 million included in Accounts payable in our Consolidated Balance Sheet with our equity-method investees at December 31, 2022 and 2021, respectively.
We have operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. The total charges to equity-method investees for these fees are $65 million, $70 million, and $79 million for 2022, 2021, and 2020, respectively.
Board of Directors
Two members of our Board of Directors are also executive officers at certain of our counterparties. We recorded $180 million in Product sales and $86 million in Product costs in our Consolidated Statement of Income from these companies for the purchase and sale of natural gas for 2022.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 5 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Transco	Northwest Pipeline	Gulf of Mexico Midstream and Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,696	$443	$—	$—	$—	$—	$—	$(72)	$3,067
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	365	1,395	1,476	—	—	(164)	3,072
Commodity consideration	—	—	64	14	182	—	—	—	260
Other	10	—	27	233	54	3	—	(19)	308
Total service revenues	2,706	443	456	1,642	1,712	3	—	(255)	6,707
Product sales	179	—	251	134	841	10,768	706	(1,813)	11,066
Total revenues from contracts with customers	2,885	443	707	1,776	2,553	10,771	706	(2,068)	17,773
Other revenues (1)	24	4	10	26	8	7,929	(55)	(11)	7,935
Other adjustments (2)	—	—	—	—	—	(15,467)	—	724	(14,743)
Total revenues	$2,909	$447	$717	$1,802	$2,561	$3,233	$651	$(1,355)	$10,965

2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,547	$441	$—	$—	$—	$—	$—	$(33)	$2,955
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	344	1,308	1,184	—	—	(130)	2,706
Commodity consideration	—	—	52	7	179	—	—	—	238
Other	10	—	22	195	52	3	1	(19)	264
Total service revenues	2,557	441	418	1,510	1,415	3	1	(182)	6,163
Product sales	88	—	269	99	643	6,404	333	(1,215)	6,621
Total revenues from contracts with customers	2,645	441	687	1,609	2,058	6,407	334	(1,397)	12,784
Other revenues (1)	10	3	8	25	(32)	2,632	11	(13)	2,644
Other adjustments (2)	—	—	—	—	—	(4,828)	—	27	(4,801)
Total revenues	$2,655	$444	$695	$1,634	$2,026	$4,211	$345	$(1,383)	$10,627

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transco	Northwest Pipeline	Gulf of Mexico Midstream and Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
2020
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,404	$449	$—	$—	$—	$—	$—	$(7)	$2,846
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	—	348	1,279	1,226	—	—	(97)	2,756
Commodity consideration	—	—	21	7	101	—	—	—	129
Other	10	—	27	164	35	32	1	(16)	253
Total service revenues	2,414	449	396	1,450	1,362	32	1	(120)	5,984
Product sales	80	—	114	57	152	1,602	—	(336)	1,669
Total revenues from contracts with customers	2,494	449	510	1,507	1,514	1,634	1	(456)	7,653
Other revenues (1)	10	—	9	22	9	(3)	33	(14)	66
Total revenues	$2,504	$449	$519	$1,529	$1,523	$1,631	$34	$(470)	$7,719

______________________________
(1)Revenues not derived from contracts with customers primarily consist of physical product sales related to derivative contracts, realized and unrealized gains and losses associated with our derivative contracts, which are reported in Net gain (loss) on commodity derivatives in the Consolidated Statement of Income, management fees that we receive for certain services we provide to operated equity-method investments, and leasing revenues associated with our headquarters building.

(2)Other adjustments reflect certain costs of Gas & NGL Marketing Services’ risk management activities. As we are acting as agent for natural gas marketing customers or engage in energy trading activities, the resulting revenues are presented net of the related costs of those activities in the Consolidated Statement of Income (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies).

Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2022	2021
	(Millions)
Balance at beginning of year	$22	$12
Revenue recognized in excess of amounts invoiced	208	184
Minimum volume commitments invoiced	(201)	(174)
Balance at end of year	$29	$22

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2022	2021
	(Millions)
Balance at beginning of year	$1,126	$1,209
Payments received and deferred	180	116
Significant financing component	9	10
Contract liability acquired	2	1
Recognized in revenue	(274)	(210)
Balance at end of year	$1,043	$1,126
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2022, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to December 31, 2022, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2022.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2023 (one year)	$142	$3,643
2024 (one year)	122	3,388
2025 (one year)	117	3,149
2026 (one year)	112	2,520
2027 (one year)	101	2,415
Thereafter	449	14,675
Total	$1,043	$29,790

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Current:
Federal	$(25)	$(1)	$(29)
State	19	3	—
	(6)	2	(29)
Deferred:
Federal	424	421	98
State	7	88	10
	431	509	108
Provision (benefit) for income taxes	$425	$511	$79

Reconciliations from the Provision (benefit) at statutory rate to recorded Provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Provision (benefit) at statutory rate	$534	$435	$58
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	113	71	6
State deferred income tax rate change	(92)	—	—
Federal valuation allowance	(70)	3	1
Federal settlements	(45)	—	—
Impact of nontaxable noncontrolling interests	(14)	(9)	3
Other – net	(1)	11	11
Provision (benefit) for income taxes	$425	$511	$79
Income (loss) before income taxes includes less than $1 million of foreign income in 2022, and $2 million and $1 million of foreign loss in 2021 and 2020, respectively.
The State deferred income tax rate change benefit of $92 million is related to a decrease in our estimate of the deferred state income tax rate (net of federal effect) driven primarily by the enacted decline in the Pennsylvania state income tax rate over the next several years.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Significant components of Deferred income tax liabilities are as follows:

	December 31,
	2022	2021
	(Millions)
Gross deferred income tax liabilities:
Property, plant and equipment	$3,171	$2,777
Investments	1,784	1,669
Other	138	154
Total gross deferred income tax liabilities	5,093	4,600
Gross deferred income tax assets:
Accrued liabilities	1,108	872
Foreign tax credits	91	140
Federal loss carryovers	730	879
State losses and credits	356	421
Other	121	132
Total gross deferred income tax assets	2,406	2,444
Less valuation allowance	200	297
Net deferred income tax assets	2,206	2,147
Deferred income tax liabilities	$2,887	$2,453
The valuation allowance at December 31, 2022 and 2021 serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. We considered all available positive and negative evidence, which incorporates available tax planning strategies, and management’s estimate of future reversals of existing taxable temporary differences, and have determined that a portion of our deferred income tax assets related to the Foreign tax credits and State losses and credits may not be realized. In 2022, we released $70 million of valuation allowance upon determining we expect to utilize additional foreign tax credits prior to expiration between 2024 and 2025. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits reflects increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. We have loss and credit carryovers in multiple state taxing jurisdictions. These attributes generally expire between 2023 and 2041 with some carryovers having indefinite carryforward periods.
Federal loss carryovers at the end of 2022 include deferred tax assets on net operating loss carryovers of $705 million with no expiration date. Deferred tax assets on charitable contributions of $25 million are expected to be utilized by us prior to expiring between 2023 and 2027.
Cash payments for income taxes (net of refunds) were $13 million in 2022. Cash refunds for income taxes (net of payments) were $45 million and $40 million in 2021 and 2020, respectively.
During the second quarter of 2022, we finalized settlements for 2011 through 2014 on certain contested matters with the Internal Revenue Service (IRS) that resulted in a 2022 year-to-date tax benefit of approximately $45 million. In 2022, we received cash refunds related to these settlements totaling $7 million.
We recognize related interest and penalties as a component of Provision (benefit) for income taxes. Total interest and penalties recognized as part of income tax provision were benefits of $3 million in 2022 and $1 million in each of 2021 and 2020. There are no interest or penalties relating to uncertain tax positions accrued as of December 31, 2022 and $4 million of interest was accrued as of December 31, 2021.
Consolidated U.S. Federal income tax returns are open to IRS examination for years after 2017. As of December 31, 2022, examination of 2018 is currently in process, with the statute extended to September 30, 2023. We do not expect material changes in our financial position resulting from this examination. The statute of limitations for most states expires one year after expiration of the IRS statute.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 7 – Employee Benefit Plans
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
Defined Contribution Plan
We have a defined contribution plan for the benefit of substantially all employees. Plan participants may contribute a portion of their compensation on a pre-tax or after-tax basis. Generally, we match employee contributions up to 6 percent of eligible compensation. Additionally, eligible active employees that do not receive compensation credits under the defined benefit pension plan are eligible for an additional annual fixed-percentage contribution made by us to the defined contribution plan. Our contributions charged to expense were $53 million in 2022, $45 million in 2021, and $42 million in 2020.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,133	$1,183	$200	$220
Service cost	28	30	1	1
Interest cost	31	28	6	5
Plan participants’ contributions	—	—	2	2
Benefits paid	(78)	(83)	(12)	(14)
Net actuarial loss (gain) (1)	(162)	(21)	(45)	(14)
Settlements	(12)	(4)	—	—
Net increase (decrease) in benefit obligation	(193)	(50)	(48)	(20)
Benefit obligation at end of year	940	1,133	152	200
Change in plan assets:
Fair value of plan assets at beginning of year	1,336	1,357	287	278
Actual return on plan assets	(132)	62	(27)	16
Employer contributions	3	4	3	5
Plan participants’ contributions	—	—	2	2
Benefits paid	(78)	(83)	(12)	(14)
Settlements	(12)	(4)	—	—
Net increase (decrease) in fair value of plan assets	(219)	(21)	(34)	9
Fair value of plan assets at end of year	1,117	1,336	253	287
Funded status — overfunded (underfunded)	$177	$203	$101	$87
Amounts recognized in the Consolidated Balance Sheet:
Noncurrent assets	$201	$229	$105	$91
Current liabilities	(2)	(3)	(4)	(4)
Noncurrent liabilities	(22)	(23)	—	—
Funded status — overfunded (underfunded)	$177	$203	$101	$87

Accumulated benefit obligation	$930	$1,118
____________
(1)    2022 amounts are due primarily to the following factors: Pension benefits - discount rate assumptions, partially offset by change in interest crediting rate assumption; Other Postretirement Benefits - discount rate assumption. 2021 amounts are due primarily to the following factors: Pension Benefits - discount rate assumptions, partially offset by experience-related items; Other Postretirement Benefits - discount rate assumption and experience-related items.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information for pension plans with obligations in excess of plan assets at December 31.

	2022	2021
	(Millions)
Projected benefit obligation	$24	$26
Accumulated benefit obligation	22	22
Fair value of plan assets	—	—
Pre-tax amounts recognized in Accumulated other comprehensive income (loss) at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
	(Millions)
Net actuarial gain (loss)	$(45)	$(46)	$18	$4
Additionally, as of December 31, 2022 and 2021, we have $130 million and $150 million, respectively, of pension and other postretirement plan amounts included in regulatory liabilities associated with our gas pipeline companies.
Net Periodic Benefit Cost (Credit)
Net periodic benefit cost (credit) for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$28	$30	$31	$1	$1	$1
Interest cost	31	28	36	6	5	7
Expected return on plan assets	(44)	(43)	(53)	(10)	(10)	(11)
Amortization of net actuarial loss	12	14	21	—	—	—
Net actuarial loss from settlements	3	1	9	—	—	—
Reclassification to regulatory liability	—	—	—	1	2	2
Net periodic benefit cost (credit) (1)	$30	$30	$44	$(2)	$(2)	$(1)
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Items Recognized in Other Comprehensive Income (Loss)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
	(Millions)
Net actuarial gain (loss) arising during the year	$(14)	$40	$112	$14	$29	$(4)
Amortization of net actuarial loss	12	14	21	—	—	—
Net actuarial loss from settlements	3	1	9	—	—	—
Total recognized in Other comprehensive income (loss)	$1	$55	$142	$14	$29	$(4)
Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations and Net periodic benefit cost (credit) as of December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Benefit obligations:
Discount rate	5.16%	2.82%	2.45%	5.20%	2.93%	2.59%
Rate of compensation increase	3.58	3.67	3.76	N/A	N/A	N/A
Cash balance interest crediting rate	3.50	3.00	3.00	N/A	N/A	N/A
Net periodic benefit cost (credit):
Discount rate	2.84%	2.45%	3.08%	2.93%	2.59%	3.27%
Expected long-term rate of return on plan assets	3.81	3.69	4.67	3.67	3.61	4.39
Rate of compensation increase	3.67	3.76	3.68	N/A	N/A	N/A
Cash balance interest crediting rate	3.00	3.00	3.50	N/A	N/A	N/A
We use mortality tables issued by the Society of Actuaries to measure the benefit obligations.
The assumed health care cost trend rate for 2023 is 6.8 percent. This rate decreases to 4.5 percent by 2032.
Plan Assets
The plans’ investment objectives include a framework to manage the volatility of the plans’ funded status and minimize future cash contributions. The plans follow a policy of diversifying the investments across various asset classes, strategies, and investment managers.
The investment policy for the pension plans includes target asset allocation percentages as well as permitted and prohibited investments designed to mitigate risks associated with investing. The December 31, 2022, target asset allocation was 25 percent equity securities and 75 percent fixed income securities, including investments in equity and fixed income mutual funds, commingled investment funds, and separate accounts.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our pension and other postretirement benefits plan assets by asset class at December 31 are as follows:

	2022
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$45	$—	$45	$105	$—	$105
Government debt securities	58	18	76	8	3	11
Corporate debt securities	—	284	284	—	39	39
Other	1	4	5	—	—	—
	$104	$306	410	$113	$42	155
Commingled investment funds (3):
Equities			273			38
Fixed income			434			60
Total assets at fair value			$1,117			$253

	2021
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$37	$—	$37	$14	$—	$14
Equity securities	42	19	61	39	10	49
Government debt securities	99	28	127	13	4	17
Corporate debt securities	—	350	350	—	47	47
Mutual fund - Municipal bonds	—	—	—	59	—	59
Other	(3)	2	(1)	(1)	—	(1)
	$175	$399	574	$124	$61	185
Commingled investment funds (3):
Equities			288			39
Fixed income			474			63
Total assets at fair value			$1,336			$287
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
(3)    The commingled investment funds are measured at fair value using net asset value per share. Certain standard withdrawal restrictions generally apply, which may include redemption notification period restrictions ranging from 1 day to 15 days.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Plan Benefit Payments and Employer Contributions
Following are the expected benefit payments, which reflect the same assumptions previously discussed and future service as appropriate.

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2023	$84	$13
2024	83	13
2025	84	12
2026	81	12
2027	80	11
2028-2032	389	52
In 2023, we expect to contribute approximately $1 million to our pension plans and approximately $4 million to our other postretirement benefit plan.
Note 8 – Investing Activities
Investments

	Ownership Interest at December 31, 2022	December 31,
		2022	2021
		(Millions)
Equity method:
Appalachia Midstream Investments	(1)	$2,975	$3,056
RMM	50%	395	401
OPPL	50%	386	388
Blue Racer	50%	383	377
Discovery	60%	345	328
Gulfstream	50%	220	215
Laurel Mountain	69%	205	226
Other	Various	139	130
		5,048	5,121
Other		17	6
		$5,065	$5,127
___________
(1)Includes equity-method investments in multiple gathering systems in the Marcellus Shale region with an approximate average 66 percent interest.
Basis differential
The carrying value of our Appalachia Midstream Investments exceeds our portion of the underlying net assets by approximately $1.1 billion and $1.2 billion at December 31, 2022 and 2021, respectively. These differences were assigned at the acquisition date to property, plant, and equipment and customer relationship intangible assets. Certain of our other equity-method investments have a carrying value less than our portion of the underlying equity in the net assets primarily due to other than temporary impairments that we have recognized but that were not required to be recognized in the investees’ financial statements. These differences total approximately $1.1 billion and $1.2 billion at December 31, 2022 and 2021, respectively, and were assigned to property, plant, and equipment and customer relationship intangible assets. Differences in the carrying value of our equity-method investments and

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

our portion of the equity in the underlying net assets are generally amortized over the remaining useful lives of the associated underlying assets and included in Equity earnings (losses) within our Consolidated Statement of Income.
Purchases of and contributions to equity-method investments
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of our investments and included:

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Appalachia Midstream Investments	$83	$84	$116
Discovery	41	—	—
Cardinal Pipeline Company, LLC	16	—	—
Gulfstream	14	26	3
Blue Racer (1)	—	3	157
Other	12	2	49
	$166	$115	$325
___________
(1)See following discussion in the section Acquisition of additional interests in BRMH below.
Acquisition of additional interests in BRMH
As of December 31, 2019, we effectively owned a 29 percent indirect interest in Blue Racer through our 58 percent interest in Blue Racer Midstream Holdings, LLC (BRMH), whose primary asset is a 50 percent interest in Blue Racer. In November 2020, we paid $157 million, net of cash acquired, to acquire an additional 41 percent ownership interest in BRMH before acquiring the remaining interest of BRMH in September 2021. As such, we control and consolidate BRMH, reporting the 50 percent interest in Blue Racer as an equity-method investment. Since substantially all of the fair value of the BRMH assets acquired is concentrated in a single asset, the investment in Blue Racer, and we previously held a noncontrolling interest in BRMH, we recorded the November 2020 and September 2021 additional purchases of interests as asset acquisitions. Prior to November 2021 BRMH was named Caiman Energy II, LLC and was accounted for as an equity-method investment.
Dividends and distributions
The organizational documents of entities in which we have an equity-method investment generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of our investments and included:

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Appalachia Midstream Investments	$415	$433	$357
Laurel Mountain	112	33	31
Gulfstream	89	90	93
RMM	52	45	39
Blue Racer (1)	49	47	47
Discovery	49	44	21
OPPL	34	26	50
Other	65	39	15
	$865	$757	$653
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
Impairments of Equity-Method Investments
See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for information regarding impairments of our equity-method investments of $1,046 million for 2020.
Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2022	2021
	(Millions)
Assets (liabilities):
Current assets	$964	$743
Noncurrent assets	12,701	13,211
Current liabilities	(632)	(435)
Noncurrent liabilities	(3,789)	(3,774)

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Gross revenue	$5,520	$4,688	$2,625
Operating income	1,268	1,191	508
Net income	1,102	1,006	459
Note 9 – Property, Plant, and Equipment
The following table presents nonregulated and regulated Property, plant, and equipment – net as presented on the Consolidated Balance Sheet for the years ended:

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2022	2021
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$19,163	$18,203
Construction in progress	Not applicable		997	331
Oil and gas properties	Units of production		874	572
Other	0 - 45		2,998	2,649
Regulated:
Natural gas transmission facilities		1.25 - 7.13	19,521	19,201
Construction in progress	Not applicable	Not applicable	708	475
Other	5 - 45	0.00 - 33.33	2,796	2,753
Total property, plant, and equipment, at cost			47,057	44,184
Accumulated depreciation and amortization			(16,168)	(14,926)
Property, plant, and equipment — net			$30,889	$29,258
__________
(1)    Estimated useful life and depreciation rates are presented as of December 31, 2022. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Depreciation and amortization expense for Property, plant, and equipment – net was $1.498 billion, $1.496 billion, and $1.393 billion in 2022, 2021, and 2020, respectively.
Regulated Property, plant, and equipment – net includes approximately $428 million and $468 million at December 31, 2022 and 2021, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.
Asset Retirement Obligations

Our accrued obligations primarily relate to offshore platforms and pipelines, oil and gas properties, gas transmission pipelines and facilities, underground storage caverns, gas processing, fractionation, and compression facilities, and gas gathering well connections and pipelines. At the end of the useful life of each respective asset, we are legally obligated to dismantle offshore platforms and appropriately abandon offshore pipelines, to remove certain components of gas transmission facilities from the ground, to restore land and remove surface equipment at gas processing, fractionation, and compression facilities, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, to plug storage caverns and remove any related surface equipment, and to plug producing wells and remove any related surface equipment.
The following table presents the significant changes to our ARO, of which $1.827 billion and $1.590 billion are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Accrued and other current liabilities at December 31, 2022 and 2021, respectively.

	Year Ended December 31,
	2022	2021
	(Millions)
Balance at beginning of year	$1,665	$1,222
Liabilities incurred (1)	77	336
Liabilities settled	(22)	(25)
Accretion	85	73
Revisions (2)	109	59
Balance at end of year	$1,914	$1,665
___________
(1)Includes $307 million of ARO in 2021 related to acquired upstream properties.
(2)Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, market risk premiums, discount rates, and the estimated remaining useful life of the assets. The 2022 revisions reflect changes in removal cost estimates and increases in inflation rates, partially offset by increases in discount rates. The 2021 revisions reflect changes in removal cost estimates, increases in the estimated remaining useful life of certain assets, and increases in inflation rates.
The funds Transco collects through a portion of its rates to fund its ARO are deposited into an external trust account dedicated to funding its ARO (ARO Trust). (See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) Under its current rate settlement, Transco’s annual funding obligation is approximately $16 million, with installments to be deposited monthly.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 10 – Intangible Assets
The gross carrying amount and accumulated amortization of intangible assets, included in Intangible assets – net of accumulated amortization in the Consolidated Balance Sheet, at December 31 are as follows:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Customer relationships	$10,065	$(2,801)	$9,593	$(2,448)
Transportation and storage capacity contracts	267	(172)	267	(14)
Other intangible assets	6	(2)	6	(2)
	$10,338	$(2,975)	$9,866	$(2,464)
Customer Relationships
Customer relationships primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in acquisitions. Contractual customer relationships are being amortized on a straight-line basis over a period of 30 years for most acquisitions, which represents a portion of the term over which the contractual customer relationships are expected to contribute to our cash flows.
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
The amortization expense related to customer relationships was $353 million, $332 million, and $328 million in 2022, 2021, and 2020, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is approximately $357 million.
Transportation and Storage Capacity Contracts
Certain transportation and storage capacity contracts were recognized as intangible assets as part of the Sequent Acquisition. (See Note 3 – Acquisitions.) The amortization expense related to transportation and storage capacity contracts was $158 million in 2022 and $14 million in 2021. The estimated amortization expense for each of the next five succeeding fiscal years is $51 million, $21 million, $10 million, $7 million, and $4 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Accrued and Other Current Liabilities

	December 31,
	2022	2021
	(Millions)
Interest on debt	$274	$277
Employee costs	218	214
Regulatory liabilities (Note 1)	201	56
Contract liabilities	141	134
Asset retirement obligations (Note 9)	87	75
Operating lease liabilities (Note 13)	25	23
Other, including accrued loss contingencies	324	256
	$1,270	$1,035

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 12 – Debt and Banking Arrangements
Long-Term Debt

	December 31,
	2022	2021
	(Millions)
Transco:
7.08% Debentures due 2026	$8	$8
7.25% Debentures due 2026	200	200
7.85% Notes due 2026	1,000	1,000
4% Notes due 2028	400	400
3.25% Notes due 2030	700	700
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
4.6% Notes due 2048	600	600
3.95% Notes due 2050	500	500
Other financing obligation — Atlantic Sunrise	809	830
Other financing obligation — Leidy South	77	72
Other financing obligation — Dalton	252	254
Northwest Pipeline:
7.125% Debentures due 2025	85	85
4% Notes due 2027	500	500
Williams:
3.35% Notes due 2022	—	750
3.6% Notes due 2022	—	1,250
3.7% Notes due 2023	—	850
4.5% Notes due 2023	600	600
4.3% Notes due 2024	1,000	1,000
4.55% Notes due 2024	1,250	1,250
3.9% Notes due 2025	750	750
4% Notes due 2025	750	750
3.75% Notes due 2027	1,450	1,450
3.5% Notes due 2030	1,000	1,000
2.6% Notes due 2031	1,500	1,500
7.5% Debentures due 2031	339	339
7.75% Notes due 2031	252	252
8.75% Notes due 2032	445	445
4.65% Notes due 2032	1,000	—
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	400
5.4% Notes due 2044	500	500
5.75% Notes due 2044	650	650
4.9% Notes due 2045	500	500
5.1% Notes due 2045	1,000	1,000
4.85% Notes due 2048	800	800
3.5% Notes due 2051	650	650
5.3% Notes due 2052	750	—
Various — 7.7% to 8.72% Notes due 2022 to 2027	2	2
Unamortized debt issuance costs	(135)	(131)
Net unamortized debt premium (discount)	(55)	(56)
Total long-term debt, including current portion	22,554	23,675
Long-term debt due within one year	(627)	(2,025)
Long-term debt	$21,927	$21,650

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
The following table presents aggregate minimum maturities of long-term debt and other financing obligations, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years:

December 31, 2022
(Millions)
2023	$629
2024	2,281
2025	1,619
2026	1,245
2027	1,993
Issuances and retirements
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
Other financing obligations
During the construction of the Atlantic Sunrise, Leidy South, and Dalton projects, Transco received funding from co-owners for their proportionate share of construction costs. Amounts received were recorded within

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

noncurrent liabilities and the costs associated with construction were capitalized in the Consolidated Balance Sheet. Upon placing these projects into service Transco began utilizing the co-owners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from its co-owners from noncurrent liabilities to debt. The obligations, which mature in 2038, 2041, and 2052, respectively, require monthly interest and principal payments and bear interest rates of approximately 9 percent, 13 percent, and 9 percent, respectively.
Credit Facility

	December 31, 2022
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		30
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
At December 31, 2022, we are in compliance with these covenants.
Commercial Paper Program
In 2018, we entered into a $4 billion commercial paper program that has been reduced to $3.5 billion in connection with the October 2021 Credit Agreement. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The net proceeds of issuances of the commercial paper notes are expected to be used to fund planned capital expenditures and for other general corporate purposes. At December 31, 2022, $350 million of commercial paper was outstanding at a weighted-average interest rate of 4.8 percent. We had no commercial paper outstanding at December 31, 2021.
Cash Payments for Interest (Net of Amounts Capitalized)
Cash payments for interest (net of amounts capitalized) were $1.117 billion in 2022, $1.137 billion in 2021, and $1.149 billion in 2020.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 13 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Lease Cost:
Operating lease cost	$34	$35	$37
Variable lease cost	26	15	19
Sublease income	—	(1)	(1)
Total lease cost	$60	$49	$55
Cash paid for operating lease liabilities	$33	$35	$30

	December 31,
	2022	2021
	(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other)	$162	$159
Operating lease liabilities:
Current (included in Accrued and other current liabilities)	$25	$23
Noncurrent (included in Regulatory liabilities, deferred income, and other)	$148	$141
Weighted-average remaining lease term – operating leases (years)	13	13
Weighted-average discount rate – operating leases	4.62%	4.56%
At December 31, 2022, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2023	$31
2024	26
2025	20
2026	20
2027	19
Thereafter	122
Total future lease payments	238
Less: Amount representing interest	65
Total obligations under operating leases	$173
We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 14 – Equity-Based Compensation
Williams’ Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan) provides common-stock-based awards to both employees and nonmanagement directors. To date, 50 million new shares have been authorized for making awards under the Plan, including 10 million shares added on April 28, 2020. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2022, 25 million

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 15 million shares were available for future grants.
Additionally, up to 5.2 million new shares of our common stock have been authorized to date to be available for sale under our Employee Stock Purchase Plan (ESPP), including 1.6 million shares added on April 28, 2020. Employees purchased 242 thousand shares at a weighted-average price of $24.57 per share during 2022. Approximately 1.2 million shares were available for purchase under the ESPP at December 31, 2022.
We recognize compensation expense on employee stock-based awards on a straight-line basis; forfeitures are recognized when they occur. Operating and maintenance expenses and Selling, general, and administrative expenses in our Consolidated Statement of Income include equity-based compensation expense in 2022, 2021, and 2020 of $73 million, $81 million, and $52 million, respectively. Income tax benefit recognized related to the stock-based compensation expense in 2022, 2021, and 2020 was $18 million, $20 million, and $13 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2022, was $63 million, all of which related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.7 years.
Nonvested Restricted Stock Units
At December 31, 2022 and 2021, we had restricted stock units outstanding, including performance-based shares, of 6.9 million shares and 7.3 million shares, respectively, with a weighted-average fair value of $23.63 and $22.35, respectively. Restricted stock units generally vest after three years. Performance-based grants may vest at a range from zero percent to 200 percent of the original shares granted based on performance against a target. At December 31, 2022, there were 2.6 million performance-based shares outstanding.
Stock Options
There were no stock options granted in 2022, 2021, or 2020. At December 31, 2022, we had 2.8 million stock options that were both outstanding and exercisable, with a weighted-average exercise price of $34.32. The weighted-average remaining contractual life for stock options that were both outstanding and exercisable at December 31, 2022, was 2.8 years. Cash received for the exercise of stock options in 2022 was $49 million, and the related income tax benefit recognized in 2022 was $2 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk
The following table presents, by level within the fair value hierarchy, certain of our significant financial assets and liabilities. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and commercial paper approximate fair value because of the short-term nature of these instruments. Therefore, these assets and liabilities are not presented in the following table.

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$230	$230	$230	$—	$—
Commodity derivative assets (1)	166	166	20	132	14
Commodity derivative liabilities (1)	(810)	(810)	(22)	(718)	(70)
Other financial assets (liabilities) - net	(5)	(5)	—	(5)	—
Additional disclosures:
Long-term debt, including current portion	(22,554)	(21,569)	—	(21,569)	—
Guarantees	(38)	(25)	—	(9)	(16)

Assets (liabilities) at December 31, 2021:
Measured on a recurring basis:
ARO Trust investments	$260	$260	$260	$—	$—
Commodity derivative assets (2)	84	84	2	81	1
Commodity derivative liabilities (2)	(488)	(488)	(69)	(403)	(16)
Other financial assets (liabilities) - net	(7)	(7)	—	(7)	—
Additional disclosures:
Long-term debt, including current portion	(23,675)	(27,768)	—	(27,768)	—
Guarantees	(39)	(26)	—	(10)	(16)

(1)Net commodity derivative assets and liabilities exclude $202 million of net cash collateral in Level 1.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Commodity derivatives: Commodity derivatives include exchange-traded contracts and OTC contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. The fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Derivative assets and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Derivative liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. Changes in the fair value of our derivative assets and liabilities are recorded in Net gain (loss) on commodity derivatives and Net processing commodity expenses in our Consolidated Statement of Income. See Note 16 – Derivatives for additional information on our derivatives.
The following table presents a reconciliation of changes in fair value of our net commodity derivatives classified as Level 3 in the fair value hierarchy.

	Year Ended December 31,
	2022	2021
	(Millions)
Balance at beginning of period	$(15)	$(2)
Gains (losses) included in our Consolidated Statement of Income	(31)	(62)
Purchases, issuances, and settlements	(5)	13
Acquired derivatives (Note 3)	—	24
Transfers into Level 3	(24)	—
Transfers out of Level 3	19	12
Balance at end of period	$(56)	$(15)
A substantial portion of the carrying value of our Level 3 derivatives at December 31, 2022, relates to a long-term physical natural gas purchase contract associated with an ongoing pipeline expansion project. The valuation of this contract reflects the extrapolation of forward natural gas prices for periods beyond observable price curves, which is considered a significant unobservable input.
Additional fair value disclosures
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton, Leidy South, and Atlantic Sunrise projects, which are included within long-term debt, were determined using an income approach (see Note 12 – Debt and Banking Arrangements).
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted corporate default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted exposure is approximately $24 million at December 31, 2022. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements
During the first quarter of 2020, we observed a significant decline in the publicly traded price of our common stock on the New York Stock Exchange, which declined 40 percent during the quarter, including a 26 percent decline in the month of March. These changes were generally attributed to macroeconomic and geopolitical conditions, including significant declines in crude oil prices driven by both surplus supply and a decrease in demand caused by the coronavirus pandemic. As a result of these conditions, we performed an interim assessment of the goodwill associated with our Northeast G&P reporting unit as of March 31, 2020.

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

				Impairments
				Year Ended December 31,
	Segment	Date of Measurement	Fair Value	2022	2021	2020
			(Millions)
Impairment of certain assets:
Certain capitalized project costs (1)	Transmission & Gulf of Mexico	June 30, 2021	$1		$2
Certain capitalized project costs (1)	Transmission & Gulf of Mexico	December 31, 2020	42			$170
Certain gathering assets (2)	Northeast G&P	December 31, 2020	5			12
Impairment of certain assets				$—	$2	$182

Impairment of equity-method investments:
RMM (3)	West	December 31, 2020	$421			$108
RMM (4)	West	March 31, 2020	557			243
Brazos Permian II (4)	West	March 31, 2020	—			193
BRMH (5)	Northeast G&P	March 31, 2020	191			229
Appalachia Midstream Investments (5)	Northeast G&P	March 31, 2020	2,700			127
Aux Sable (5)	Northeast G&P	March 31, 2020	7			39
Laurel Mountain (5)	Northeast G&P	March 31, 2020	236			10
Discovery (5)	Transmission & Gulf of Mexico	March 31, 2020	367			97
Impairment of equity-method investments				$—	$—	$1,046
______________
(1)Relates to capitalized project development costs for the Northeast Supply Enhancement project. Approvals required for the project from the New York State Department of Environmental Conservation and the New Jersey Department of Environmental Protection have been denied and we have not refiled at this time. Beginning in May 2020, we discontinued capitalization of costs related to this project. Considering that the customer precedent agreements and FERC certificate for the project remain in effect, we had previously concluded that the probability of completing the project was sufficient to not require impairment. However, developments in the political and regulatory environments caused us to slightly lower that assessed probability such that the capitalized project costs required impairment. The estimated fair value of the materials within the capitalized project costs at December 31, 2020 considered other internal uses and salvage values for the Property, plant, and equipment – net. The remaining capitalized costs were determined to have no fair value. The estimated fair value of certain capitalized project costs at June 30, 2021, was determined by a market approach, which incorporated an indication of interest by a third-party.

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

(3)During the fourth quarter of 2020, RMM renegotiated service contracts with a significant customer in connection with the customer’s Chapter 11 bankruptcy proceedings. The renegotiated contracts result in lower service rates and lower projected future cash flows. As a result, we evaluated this investment for other-than-temporary impairment. The fair value was measured using an income approach. We utilized a discount rate of 18 percent in our analysis.

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

(5)Following the previously described declining market conditions during the first quarter of 2020, we evaluated these investments for other-than-temporary impairment. The impairments within our Northeast G&P segment are primarily associated with operations in wet-gas areas where producer drilling activities are influenced by NGL prices which historically trend with crude oil prices. The fair values of our investments in BRMH and Aux Sable Liquid Products LP (Aux Sable) were estimated using a market approach, reflecting valuation multiples ranging from 5.0x to 6.2x EBITDA (weighted-average 6.0x). The fair values of the other investments, including gathering systems that are part of Appalachia Midstream Investments, were estimated using an income approach, with discount rates ranging from 9.7 percent to 13.5 percent (weighted-average 12.6 percent). We also considered any debt held at the investee level, and its impact to fair value. The assumed valuation multiples and industry weighted-average discount rates utilized were both significantly influenced by the market declines previously discussed.

Concentration of Credit Risk
Accounts receivable
The following table summarizes concentration of receivables, net of allowances:

	December 31,
	2022	2021
	(Millions)
NGLs, natural gas, and related products and services	$505	$486
Regulated interstate natural gas transportation and storage	311	274
Marketing of natural gas and NGLs	858	609
Upstream activities	97	82
Accounts Receivable related to revenues from contracts with customers	1,771	1,451
Receivables from derivatives	889	462
Other accounts receivable	63	65
Trade accounts and other receivables - net	$2,723	$1,978
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Note 16 – Derivatives
Commodity-Related Derivatives
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. Derivative positions are monitored using techniques including, but not limited to, value at risk. Derivative instruments are recognized at fair value in our Consolidated Balance Sheet as either assets or liabilities and are presented on a net basis by counterparty, net of margin deposits. See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for additional fair value information. In our Consolidated Statement of Cash Flows, any cash impacts of settled commodity-related derivatives are recorded as operating activities.
We enter into commodity-related derivatives to economically hedge exposures to natural gas, NGLs, and crude oil and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.
At December 31, 2022, the notional volume of the net long (short) positions for our commodity-related derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	745,415,032
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(46,154,200)
Basis Risk	Natural Gas	MMBtu	(50,737,802)
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	35,548
Basis Risk	Natural Gas Liquids	Barrels	(3,880,364)
Central Hub Risk - WTI	Crude Oil	Barrels	(123,250)

Derivative Financial Statement Presentation
The fair value of commodity-related derivatives, which are not designated as hedging instruments for accounting purposes, was reflected as follows:

	December 31, 2022		December 31, 2021
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$1,099	$(1,278)	$619	$(760)
Noncurrent	269	(734)	166	(429)
Total derivatives	$1,368	$(2,012)	$785	$(1,189)
Counterparty and collateral netting offset	(1,034)	1,236	(476)	772
Amounts recognized in our Consolidated Balance Sheet	$334	$(776)	$309	$(417)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The pre-tax effects of commodity-related derivative instruments in Net gain (loss) on commodity derivatives reflected within Total revenues and Net processing commodity expenses in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Year Ended December 31,
	2022	2021	2020
	(Millions)
Realized commodity-related derivatives designated as hedging instruments	$—	$(55)	$(2)
Realized commodity-related derivatives not designated as hedging instruments	(91)	16	(3)
Unrealized commodity-related derivatives not designated as hedging instruments	(296)	(109)	—
Net gain (loss) on commodity derivatives	$(387)	$(148)	$(5)

Realized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$16	$2	$1
Unrealized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$47	$—	$—
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At December 31, 2022, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $13 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At December 31, 2022, and 2021, net cash collateral held on deposit in broker margin accounts was $202 million and $296 million, respectively.
Note 17 – Contingent Liabilities and Commitments
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. Trial was held May 10 through May 17, 2021. On December 29, 2021, the court entered judgment in our favor in the amount of $410 million, plus interest at the contractual rate, and our reasonable attorneys’ fees and expenses. On September 21, 2022, the court entered a final order and judgment awarding us the termination fee, attorney’s fees, expenses, and interest in the amount of $602 million plus additional interest starting September 17, 2022. Energy Transfer has appealed to the Delaware Supreme Court.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2022, we have accrued liabilities totaling $40 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2022, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2022, we have accrued liabilities of $13 million for these costs and expect to recover approximately $4 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2022, we have accrued liabilities totaling $10 million for these costs.
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
At December 31, 2022, we have accrued environmental liabilities of $17 million related to these matters.
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
At December 31, 2022, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

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
Commitments
Commitments for construction and acquisition of property, plant, and equipment are approximately $439 million at December 31, 2022.
Commitments for Gas & NGL Marketing Services pipeline transportation capacity and storage capacity are approximately $546 million at December 31, 2022.
Note 18 – Segment Disclosures
Our reportable segments are Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
Performance Measurement
We evaluate segment operating performance based upon Modified EBITDA. This measure represents the basis of our internal financial reporting and is the primary performance measure used by our chief operating decision maker in measuring performance and allocating resources among our reportable segments. Intersegment Service revenues primarily represent transportation services provided to our marketing business and gathering services provided to our oil and gas properties. Intersegment Product sales primarily represent the sale of natural gas and NGLs from our natural gas processing plants and our oil and gas properties to our marketing business.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income:

	Year Ended December 31,
	2022	2021	2020
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$2,674	$2,621	$2,379
Northeast G&P	1,796	1,712	1,489
West	1,211	961	947
Gas & NGL Marketing Services (1)	(40)	22	51
Other	434	178	(15)
	6,075	5,494	4,851
Accretion expense associated with asset retirement obligations for nonregulated operations	(51)	(45)	(35)
Depreciation and amortization expenses	(2,009)	(1,842)	(1,721)
Impairment of goodwill	—	—	(187)
Equity earnings (losses)	637	608	328
Impairment of equity-method investments	—	—	(1,046)
Other investing income (loss) – net	16	7	8
Proportional Modified EBITDA of equity-method investments	(979)	(970)	(749)
Interest expense	(1,147)	(1,179)	(1,172)
(Provision) benefit for income taxes	(425)	(511)	(79)
Net income (loss)	$2,117	$1,562	$198
____________
(1)    Modified EBITDA for 2022, 2021, and 2020, includes charges of $161 million, $15 million, and $17 million respectively, associated with lower of cost or net realizable value adjustments to our inventory. These charges are reflected in Product Sales or Product costs in our Consolidated Statement of Income (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies). Net unrealized commodity-related derivatives gains of $47 million in 2022 and $0 in 2021 and 2020 are reflected in Net processing commodity expenses.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in the Consolidated Statement of Income and Other financial information:

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
2022
Segment revenues:
Service revenues
External	$3,461	$1,613	$1,443	$3	$16	$—	$6,536
Internal	118	41	99	—	8	(266)	—
Total service revenues	3,579	1,654	1,542	3	24	(266)	6,536
Total service revenues – commodity consideration	64	14	182	—	—	—	260
Product sales
External	228	28	145	4,052	103	—	4,556
Internal	176	106	696	(518)	603	(1,063)	—
Total product sales	404	134	841	3,534	706	(1,063)	4,556
Net gain (loss) on commodity derivatives
Realized	—	—	(4)	17	(104)	—	(91)
Unrealized	—	—	—	(321)	25	—	(296)
Total net gain (loss) on commodity derivatives (2)	—	—	(4)	(304)	(79)	—	(387)
Total revenues	$4,047	$1,802	$2,561	$3,233	$651	$(1,329)	$10,965

Other financial information:
Additions to long-lived assets	$1,420	$261	$1,507	$4	$406	$—	$3,598
Proportional Modified EBITDA of equity-method investments	193	654	132	—	—	—	979

2021
Segment revenues:
Service revenues
External	$3,310	$1,490	$1,178	$3	$20	$—	$6,001
Internal	75	38	70	—	12	(195)	—
Total service revenues	3,385	1,528	1,248	3	32	(195)	6,001
Total service revenues – commodity consideration	52	7	179	—	—	—	238
Product sales
External	231	13	60	4,094	138	—	4,536
Internal	118	86	583	198	195	(1,180)	—
Total product sales	349	99	643	4,292	333	(1,180)	4,536
Net gain (loss) on commodity derivatives
Realized	—	—	(44)	25	(20)	—	(39)
Unrealized	—	—	—	(109)	—	—	(109)
Total net gain (loss) on commodity derivatives (2)	—	—	(44)	(84)	(20)	—	(148)
Total revenues	$3,786	$1,634	$2,026	$4,211	$345	$(1,375)	$10,627

Other financial information:
Additions to long-lived assets	$861	$164	$209	$1	$620	$—	$1,855
Proportional Modified EBITDA of equity-method investments	183	682	105	—	—	—	970

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
2020
Segment revenues:
Service revenues
External	$3,207	$1,416	$1,248	$32	$21	$—	$5,924
Internal	50	49	24	—	13	(136)	—
Total service revenues	3,257	1,465	1,272	32	34	(136)	5,924
Total service revenues – commodity consideration	21	7	101	—	—	—	129
Product sales
External	144	16	20	1,491	—	—	1,671
Internal	47	41	132	111	—	(331)	—
Total product sales	191	57	152	1,602	—	(331)	1,671
Net gain (loss) on commodity derivatives
Realized	—	—	(2)	(3)	—	—	(5)
Unrealized	—	—	—	—	—	—	—
Total net gain (loss) on commodity derivatives (2)	—	—	(2)	(3)	—	—	(5)
Total revenues	$3,469	$1,529	$1,523	$1,631	$34	$(467)	$7,719

Other financial information:
Additions to long-lived assets	$706	$137	$318	$—	$122	$—	$1,283
Proportional Modified EBITDA of equity-method investments	166	473	110	—	—	—	749
______________
(1)    See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.
(2)    We record transactions that qualify as derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains and losses on derivatives held for energy trading purposes are presented on a net basis in revenue.
Segment assets include Investments, Property, plant, and equipment – net, and Intangible assets – net of accumulated amortization. The following table reflects segment assets and equity-method investments by reportable segments:

	Segment Assets		Equity-Method Investments
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(Millions)
Transmission & Gulf of Mexico	$17,795	$17,142	$629	$602
Northeast G&P	13,539	13,861	3,566	3,681
West	10,710	9,698	843	838
Gas & NGL Marketing Services	130	294	—	—
Other	1,143	792	10	—
Total	43,317	41,787	$5,048	$5,121
Total current assets	3,797	4,549
Regulatory assets, deferred charges, and other	1,319	1,276
Total assets	$48,433	$47,612

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19 – Subsequent Events
Quarterly Dividends to Common Stockholders
On January 31, 2023, our board of directors approved a regular quarterly dividend to common stockholders of $0.4475 per share payable on March 27, 2023.
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest Pipelines Holding Company (MountainWest) which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity (MountainWest Acquisition), for $1.08 billion of cash funded with available sources of short-term liquidity and assumption of $430 million outstanding principal amount of long-term debt, subject to working capital and post-closing adjustments. The MountainWest Acquisition expands our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado. Due to the timing, the initial purchase price accounting for the transaction was not yet complete at the time of filing.

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2022
Deferred tax asset valuation allowance (1)	$297	$(97)	$—	$—	$200
2021
Deferred tax asset valuation allowance (1)	325	(28)	—	—	297
2020
Deferred tax asset valuation allowance (1)	319	6	—	—	325
__________
(1)    Deducted from related assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) (Disclosure Controls) or our internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, at December 31, 2022, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Williams Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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
February 27, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Corporate Governance and Board Matters” in our definitive proxy statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held April 25, 2023, which shall be filed no later than March 16, 2023 (Proxy Statement), which information is incorporated by reference herein.

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
Item 11. Executive Compensation
The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables and Other Information,” “Director Compensation,” “Compensation and Management Development Committee Report on Executive Compensation,” and “Compensation and Management Development Committee Interlocks and Insider Participation” in our Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation and Management Development Committee Report on Executive Compensation” in our Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.
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
By-laws of The Williams Companies, Inc., as last amended effective October 25, 2022 (filed on October 31, 2022, as Exhibit 3.4 to The Williams Companies Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

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
Sixth Supplemental Indenture, dated as of August 8, 2022, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 8, 2022, as Exhibit 4.1) to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

4.35*	—	Description of Securities.

10.1§	—
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

Exhibit No.		Description

10.12§	—
Form of 2018 Nonqualified Stock Option Agreement among Williams and certain employees and officers (filed on May 3, 2018, as Exhibit 10.5 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.13	—
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

10.29§	—
Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on February 28, 2022, as Exhibit 10.31 to The Williams Companies, Inc.’s Form 10-K (File No.001-04174) and incorporated herein by reference).

10.30§	—
Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors (filed on February 24, 2021, as Exhibit 10.29 to The Williams Companies, Inc.’s Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.31§	—
Form of Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on February 28, 2022, as Exhibit 10.33 to The Williams Companies, Inc.’s Form 10-K (File No.001-04174) and incorporated herein by reference.

10.32§	—
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
The Williams Companies, Inc. Executive Severance Pay Plan, as amended and restated, effective August 1, 2022 (filed October 31, 2022, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

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
Date: February 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	President, Chief Executive Officer and Director	February 27, 2023
Alan S. Armstrong	(Principal Executive Officer)

/s/ JOHN D. PORTER	Senior Vice President and Chief Financial Officer	February 27, 2023
John D. Porter	(Principal Financial Officer)

/s/ MARY A. HAUSMAN	Vice President, Chief Accounting Officer and Controller	February 27, 2023
Mary A. Hausman	(Principal Accounting Officer)

/s/ STEPHEN W. BERGSTROM	Chairman of the Board	February 27, 2023
Stephen W. Bergstrom

/s/ MICHAEL A. CREEL	Director	February 27, 2023
Michael A. Creel

/s/ STACEY H. DORÉ	Director	February 27, 2023
Stacey H. Doré

/s/ CARRI LOCKHART	Director	February 27, 2023
Carri Lockhart

/s/ RICHARD E. MUNCRIEF	Director	February 27, 2023
Richard E. Muncrief

/s/ PETER A. RAGAUSS	Director	February 27, 2023
Peter A. Ragauss

/s/ ROSE M. ROBESON	Director	February 27, 2023
Rose M. Robeson

/s/ SCOTT D. SHEFFIELD	Director	February 27, 2023
Scott D. Sheffield

Signature	Title	Date

/s/ MURRAY D. SMITH	Director	February 27, 2023
Murray D. Smith

/s/ WILLIAM H. SPENCE	Director	February 27, 2023
William H. Spence

/s/ JESSE J. TYSON	Director	February 27, 2023
Jesse J. Tyson