Form 10-Q
period 2023-03-31
WILLIAMS COMPANIES, INC.
filed 2023-05-03
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code: 800-945-5426 (800-WILLIAMS)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 1, 2023
Common Stock, $1.00 par value	1,218,187,114

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.

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
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Nonconsolidated Entities: Entities in which we do not own a 100 percent ownership interest and which, as of March 31, 2023, we account for as equity-method investments, including principally the following:
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
Sequent Acquisition: The July 1, 2021, acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp.
Trace Acquisition: The April 29, 2022, acquisition of 100 percent of Gemini Arklatex, LLC, through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream (Trace).
NorTex Asset Purchase: The August 31, 2022, purchase of a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC.
MountainWest Acquisition: The February 14, 2023, acquisition of 100 percent of MountainWest Pipelines Holding Company (MountainWest), which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,694	$1,537
Service revenues – commodity consideration	36	77
Product sales	845	1,104
Net gain (loss) on commodity derivatives	506	(194)
Total revenues	3,081	2,524
Costs and expenses:
Product costs	553	803
Net processing commodity expenses	54	30
Operating and maintenance expenses	463	394
Depreciation and amortization expenses	506	498
Selling, general, and administrative expenses	176	154
Other (income) expense – net	(31)	(9)
Total costs and expenses	1,721	1,870
Operating income (loss)	1,360	654
Equity earnings (losses)	147	136
Other investing income (loss) – net	8	1
Interest incurred	(304)	(289)
Interest capitalized	10	3
Other income (expense) – net	20	5
Income (loss) before income taxes	1,241	510
Less: Provision (benefit) for income taxes	284	118
Net income (loss)	957	392
Less: Net income (loss) attributable to noncontrolling interests	30	12
Net income (loss) attributable to The Williams Companies, Inc.	927	380
Less: Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$926	$379
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.76	$.31
Weighted-average shares (thousands)	1,219,465	1,216,940
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.76	$.31
Weighted-average shares (thousands)	1,225,781	1,221,279

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Millions)
Net income (loss)	$957	$392
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $(7) in 2023 and $(1) in 2022	20	3
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $0 in 2023 and ($1) in 2022	1	2
Other comprehensive income (loss)	21	5
Comprehensive income (loss)	978	397
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	12
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$948	$385
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31, 2023	December 31, 2022
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$477	$152
Trade accounts and other receivables	1,530	2,729
Allowance for doubtful accounts	(6)	(6)
Trade accounts and other receivables – net	1,524	2,723
Inventories	244	320
Derivative assets	243	323
Other current assets and deferred charges	269	279
Total current assets	2,757	3,797
Investments	5,067	5,065
Property, plant, and equipment	49,546	47,057
Accumulated depreciation and amortization	(17,451)	(16,168)
Property, plant, and equipment – net	32,095	30,889
Intangible assets – net of accumulated amortization	7,660	7,363
Regulatory assets, deferred charges, and other	1,357	1,319
Total assets	$48,936	$48,433
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,258	$2,327
Derivative liabilities	180	316
Accrued and other current liabilities	955	1,270
Commercial paper	—	350
Long-term debt due within one year	1,627	627
Total current liabilities	4,020	4,890
Long-term debt	22,785	21,927
Deferred income tax liabilities	3,177	2,887
Regulatory liabilities, deferred income, and other	4,631	4,684
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at March 31, 2023 and December 31, 2022; 35,000 shares issued at March 31, 2023 and December 31, 2022)	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2023 and December 31, 2022; 1,256 million shares issued at March 31, 2023 and 1,253 million shares issued at December 31, 2022)	1,256	1,253
Capital in excess of par value	24,516	24,542
Retained deficit	(12,895)	(13,271)
Accumulated other comprehensive income (loss)	(3)	(24)
Treasury stock, at cost (37 million shares at March 31, 2023 and 35 million shares at December 31, 2022 of common stock)	(1,124)	(1,050)
Total stockholders’ equity	11,785	11,485
Noncontrolling interests in consolidated subsidiaries	2,538	2,560
Total equity	14,323	14,045
Total liabilities and equity	$48,936	$48,433

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045
Net income (loss)	—	—	—	927	—	—	927	30	957
Other comprehensive income (loss)	—	—	—	—	21	—	21	—	21
Cash dividends – common stock ($0.4475 per share)	—	—	—	(546)	—	—	(546)	—	(546)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation and related common stock issuances, net of tax	—	3	(26)	—	—	—	(23)	—	(23)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Purchases of treasury stock	—	—	—	—	—	(74)	(74)	—	(74)
Other	—	—	—	(5)	—	—	(5)	(1)	(6)
Net increase (decrease) in equity	—	3	(26)	376	21	(74)	300	(22)	278
Balance – March 31, 2023	$35	$1,256	$24,516	$(12,895)	$(3)	$(1,124)	$11,785	$2,538	$14,323

Balance – December 31, 2021	$35	$1,250	$24,449	$(13,237)	$(33)	$(1,041)	$11,423	$2,678	$14,101
Net income (loss)	—	—	—	380	—	—	380	12	392
Other comprehensive income (loss)	—	—	—	—	5	—	5	—	5
Cash dividends – common stock ($0.425 per share)	—	—	—	(518)	—	—	(518)	—	(518)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Stock-based compensation and related common stock issuances, net of tax	—	2	27	—	—	—	29	—	29
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Other	—	—	—	(3)	—	—	(3)	(1)	(4)
Net increase (decrease) in equity	—	2	27	(141)	5	—	(107)	(23)	(130)
Balance – March 31, 2022	$35	$1,252	$24,476	$(13,378)	$(28)	$(1,041)	$11,316	$2,655	$13,971

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$957	$392
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	506	498
Provision (benefit) for deferred income taxes	283	115
Equity (earnings) losses	(147)	(136)
Distributions from equity-method investees	208	212
Net unrealized (gain) loss from derivative instruments	(327)	123
Inventory write-downs	18	—
Amortization of stock-based awards	17	21
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	1,269	(3)
Inventories	27	178
Other current assets and deferred charges	(4)	(65)
Accounts payable	(1,017)	(138)
Accrued and other current liabilities	(318)	(149)
Changes in current and noncurrent derivative assets and liabilities	82	101
Other, including changes in noncurrent assets and liabilities	(40)	(67)
Net cash provided (used) by operating activities	1,514	1,082
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(352)	—
Proceeds from long-term debt	1,502	3
Payments of long-term debt	(7)	(1,256)
Proceeds from issuance of common stock	3	37
Purchases of treasury stock	(74)	—
Common dividends paid	(546)	(518)
Dividends and distributions paid to noncontrolling interests	(54)	(37)
Contributions from noncontrolling interests	3	3
Payments for debt issuance costs	(8)	—
Other – net	(17)	(30)
Net cash provided (used) by financing activities	450	(1,798)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(545)	(291)
Dispositions – net	(7)	(6)
Contributions in aid of construction	11	(3)
Purchases of businesses, net of cash acquired (Note 3)	(1,056)	—
Purchases of and contributions to equity-method investments	(39)	(56)
Other – net	(3)	(4)
Net cash provided (used) by investing activities	(1,639)	(360)
Increase (decrease) in cash and cash equivalents	325	(1,076)
Cash and cash equivalents at beginning of year	152	1,680
Cash and cash equivalents at end of period	$477	$604
_____________
(1) Increases to property, plant, and equipment	$(484)	$(260)
Changes in related accounts payable and accrued liabilities	(61)	(31)
Capital expenditures	$(545)	$(291)

See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Unless the context clearly indicates otherwise, references in this report to “Williams,” “we,” “our,” “us,” or like terms refer to The Williams Companies, Inc. and its subsidiaries. Unless the context clearly indicates otherwise, references to “Williams,” “we,” “our,” and “us” include the operations in which we own interests accounted for as equity-method investments that are not consolidated in our financial statements. When we refer to our equity investees by name, we are referring exclusively to their businesses and operations
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During 2023, there have been $74 million in repurchases under the program which are included in our Consolidated Statement of Changes in Equity. Cumulative repurchases to date under the program total $83 million.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco), Northwest Pipeline LLC (Northwest Pipeline), and MountainWest (see Note 3 – Acquisitions), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well

Notes (Continued)	Table of Contents
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2023, we consolidate the following VIEs:
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

Notes (Continued)	Table of Contents
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	March 31, 2023	December 31, 2022
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$33	$49
Trade accounts and other receivables – net	156	136
Inventories	4	4
Other current assets and deferred charges	4	7
Property, plant, and equipment – net	5,123	5,154
Intangible assets – net of accumulated amortization	2,131	2,158
Regulatory assets, deferred charges, and other	30	29
Accounts payable	(74)	(76)
Accrued and other current liabilities	(33)	(34)
Regulatory liabilities, deferred income, and other	(275)	(275)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mont Belvieu, Texas, and is a VIE due primarily to our limited participating rights as the minority equity holder. At March 31, 2023, the carrying value of our investment in Targa Train 7 was $45 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. At March 31, 2023, the carrying value of our investment in Brazos Permian II was $18 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest Pipelines Holding Company (MountainWest), which includes Federal Energy Regulatory Commission (FERC) -regulated interstate natural gas pipeline systems and natural gas storage capacity (MountainWest Acquisition), for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt, subject to post-closing adjustments. The purpose of the MountainWest Acquisition was to expand our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado.

Notes (Continued)	Table of Contents
During the period from the acquisition date of February 14, 2023 to March 31, 2023, the operations acquired in the MountainWest Acquisition contributed Revenues of $34 million and Modified EBITDA (as defined in Note 10 – Segment Disclosures) of $20 million.
Acquisition-related costs for the MountainWest Acquisition of $12 million are reported within our Transmission & Gulf of Mexico segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income during 2023.
We accounted for the MountainWest Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The valuation techniques used consisted of depreciated replacement costs for non-regulated property, plant, and equipment, as well as the market approach for the assumed long-term debt consistent with the valuation technique discussed in Note 7 – Fair Value Measurements and Guarantees. MountainWest’s regulated operations are accounted for pursuant to Accounting Standards Codification 980, Regulated Operations. The fair value of assets and liabilities subject to rate making and cost recovery provisions were determined utilizing the income approach. MountainWest’s expected return on rate base is consistent with expected returns of similarly situated assets, resulting in carryover basis of these assets and liabilities equaling their fair value.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are included in our Transmission & Gulf of Mexico segment, and liabilities assumed at February 14, 2023. The fair value of accounts receivable acquired equals contractual amounts receivable. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment and long-term debt; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified.

(Millions)
Cash and cash equivalents	$23
Trade accounts and other receivables – net	14
Other current assets	28
Investments	22
Property, plant, and equipment – net	1,092
Other noncurrent assets	33
Total identifiable assets acquired	$1,212

Current liabilities	$(38)
Long-term debt (see Note 6)	(365)
Other noncurrent liabilities	(155)
Total liabilities assumed	$(558)

Net identifiable assets acquired	$654

Goodwill included in Intangible assets – net of accumulated amortization	400
Net assets acquired	$1,054
Goodwill recognized in the MountainWest Acquisition relates primarily to enhancing and diversifying our basin positions and the long-term value associated with rate regulated businesses and is reported within our Transmission & Gulf of Mexico segment. Substantially all of the goodwill is deductible for tax purposes. Goodwill is included within Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet and represents the excess of the consideration over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its

Notes (Continued)	Table of Contents
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
During the period from the acquisition date of April 29, 2022 to December 31, 2022, the operations acquired in the Trace Acquisition contributed Revenues of $148 million and Modified EBITDA of $73 million.
Acquisition-related costs for the Trace Acquisition of $8 million are reported within our West segment and were included in Selling, general, and administrative expenses in our Consolidated Statement of Income during 2022.
We accounted for the Trace Acquisition as a business combination. The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are included in our West segment, and liabilities assumed at April 29, 2022. The fair value of accounts receivable acquired equals contractual amounts receivable. The valuation techniques used consisted of the income approach (excess earnings method) for valuation of intangible assets and depreciated replacement costs for property, plant, and equipment.

(Millions)
Cash and cash equivalents	$39
Trade accounts and other receivables – net	18
Property, plant, and equipment – net	448
Intangible assets – net of accumulated amortization	472
Other noncurrent assets	20
Total assets acquired	$997

Accounts payable	$(12)
Accrued and other current liabilities	(5)
Other noncurrent liabilities	(8)
Total liabilities assumed	$(25)

Net assets acquired	$972
Other intangible assets
Other intangible assets recognized in the Trace Acquisition are related to contractual customer relationships from gas gathering agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 2 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 19 years.

Notes (Continued)	Table of Contents
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2023 and 2022, are presented as if the MountainWest Acquisition had been completed on January 1, 2022, and the Trace Acquisition had been completed on January 1, 2021. These pro forma amounts are not necessarily indicative of what the actual results would have been if the MountainWest Acquisition and Trace Acquisition had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three Months Ended March 31, 2023
	As Reported	Pro Forma MountainWest (1)		Pro Forma Combined
	(Millions)
Revenues	$3,081	$35		$3,116
Net income (loss) attributable to The Williams Companies, Inc.	927	6		933

	Three Months Ended March 31, 2022
	As Reported	Pro Forma MountainWest	Pro Forma Trace	Pro Forma Combined
	(Millions)
Revenues	$2,524	$67	$35	$2,626
Net income (loss) attributable to The Williams Companies, Inc.	380	17	14	411

(1)Excludes results from operations acquired in the MountainWest Acquisition for the period beginning on the acquisition date of February 14, 2023, as these results are included in the amounts as reported.
NorTex Asset Purchase
On August 31, 2022, we purchased a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC (NorTex Asset Purchase) for approximately $424 million. These assets are included in our Transmission & Gulf of Mexico segment.

Notes (Continued)	Table of Contents
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$813	$—	$—	$—	$—	$—	$(11)	$802
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	100	391	343	—	—	(43)	791
Commodity consideration	—	12	6	18	—	—	—	36
Other	4	6	56	10	1	—	(5)	72
Total service revenues	817	118	453	371	1	—	(59)	1,701
Product sales	22	36	49	90	1,373	102	(254)	1,418
Total revenues from contracts with customers	839	154	502	461	1,374	102	(313)	3,119
Other revenues (1)	13	4	7	42	1,916	15	—	1,997
Other adjustments (2)	—	—	—	—	(2,159)	—	124	(2,035)
Total revenues	$852	$158	$509	$503	$1,131	$117	$(189)	$3,081

Three Months Ended March 31, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$778	$—	$—	$—	$—	$—	$(18)	$760
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	82	323	317	—	—	(30)	692
Commodity consideration	—	21	7	49	—	—	—	77
Other	2	6	51	12	1	—	(6)	66
Total service revenues	780	109	381	378	1	—	(54)	1,595
Product sales	16	87	36	187	2,470	104	(393)	2,507
Total revenues from contracts with customers	796	196	417	565	2,471	104	(447)	4,102
Other revenues (1)	4	2	6	(3)	1,615	(65)	(3)	1,556
Other adjustments (2)	—	—	—	—	(3,232)	—	98	(3,134)
Total revenues	$800	$198	$423	$562	$854	$39	$(352)	$2,524

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

Notes (Continued)	Table of Contents
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended March 31,
	2023	2022
	(Millions)
Balance at beginning of period	$29	$22
Revenue recognized in excess of amounts invoiced	43	55
Minimum volume commitments invoiced	(30)	(41)
Balance at end of period	$42	$36
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2023	2022
	(Millions)
Balance at beginning of period	$1,043	$1,126
Payments received and deferred	29	29
Significant financing component	2	2
Contract liability acquired	5	—
Recognized in revenue	(69)	(64)
Balance at end of period	$1,010	$1,093
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2023, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2023, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)	Table of Contents
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2023 (nine months)	$98	$2,887
2024 (one year)	124	3,647
2025 (one year)	122	3,363
2026 (one year)	107	2,837
2027 (one year)	101	2,564
Thereafter	458	15,096
Total	$1,010	$30,394
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	March 31, 2023	December 31, 2022
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,205	$1,771
Receivables from derivatives	291	889
Other accounts receivable	28	63
Trade accounts and other receivables – net	$1,524	$2,723
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2023	2022
	(Millions)
Current:
Federal	$1	$1
State	—	2
	1	3
Deferred:
Federal	237	94
State	46	21
	283	115
Provision (benefit) for income taxes	$284	$118
The effective income tax rates for the total provision (benefit) for both the three months ended March 31, 2023 and 2022, are greater than the federal statutory rate primarily due to the effect of state income taxes.

Notes (Continued)	Table of Contents
Note 6 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On March 2, 2023, we issued $750 million of 5.40 percent senior unsecured notes due March 2, 2026, and $750 million of 5.65 percent senior unsecured notes due March 15, 2033.
As a result of the MountainWest Acquisition on February 14, 2023, our Consolidated Balance Sheet now includes $100 million of 3.53 percent senior unsecured notes due January 31, 2028, $150 million of 3.91 percent senior unsecured notes due January 31, 2038, and $180 million of 4.875 percent senior unsecured notes due December 1, 2041. The acquisition date fair value reflects a $65 million reduction to the aggregate principal amount. (See Note 3 – Acquisitions).
Commercial Paper Program
At March 31, 2023, no commercial paper was outstanding under our $3.5 billion commercial paper program.
Credit Facility

	March 31, 2023
	Stated Capacity	Outstanding
	(Millions)

Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		18

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Notes (Continued)	Table of Contents
Note 7 – Fair Value Measurements and Guarantees
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$242	$242	$242	$—	$—
Commodity derivative assets (1)	132	132	17	109	6
Commodity derivative liabilities (1)	(449)	(449)	(1)	(395)	(53)
Other financial assets (liabilities) – net	(1)	(1)	—	(1)	—
Additional disclosures:
Long-term debt, including current portion	(24,412)	(23,727)	—	(23,727)	—
Guarantees	(38)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$230	$230	$230	$—	$—
Commodity derivative assets (2)	166	166	20	132	14
Commodity derivative liabilities (2)	(810)	(810)	(22)	(718)	(70)
Other financial assets (liabilities) – net	(5)	(5)	—	(5)	—
Additional disclosures:
Long-term debt, including current portion	(22,554)	(21,569)	—	(21,569)	—
Guarantees	(38)	(25)	—	(9)	(16)

(1)Net commodity derivative assets and liabilities exclude $120 million of net cash collateral in Level 1.
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
Commodity derivatives: Commodity derivatives include exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. The fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Derivative assets and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Derivative liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. Changes in the fair value of our derivative assets and liabilities are recorded in Net gain (loss) on commodity derivatives and Net processing commodity expenses in our Consolidated Statement of Income. See Note 8 – Derivatives for additional information on our derivatives.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted liquidity exposure is approximately $24 million at March 31, 2023. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
Note 8 – Derivatives
Commodity-Related Derivatives
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. Derivative positions are monitored using techniques including, but not limited to value at risk. Derivative instruments are recognized at fair value in our Consolidated Balance Sheet as either assets or liabilities and are presented on a net basis by counterparty, net of margin deposits. See Note 7 – Fair Value Measurements and Guarantees for additional fair value information. In our Consolidated Statement of Cash Flows, any cash impacts of settled commodity-related derivatives are recorded as operating activities.
We enter into commodity-related derivatives to economically hedge exposures to natural gas, NGLs, and crude oil and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations.
At March 31, 2023, the notional volume of the net long (short) positions for our commodity-related derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	931,475,691
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(30,773,146)
Basis Risk	Natural Gas	MMBtu	(38,069,941)
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,153,119)
Basis Risk	Natural Gas Liquids	Barrels	(2,231,000)
Central Hub Risk - WTI	Crude Oil	Barrels	91,250
Derivative Financial Statement Presentation
The fair value of commodity-related derivatives, which are not designated as hedging instruments for accounting purposes, was reflected as follows:

	March 31, 2023		December 31, 2022
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$611	$(623)	$1,099	$(1,278)
Noncurrent	156	(461)	269	(734)
Total derivatives	$767	$(1,084)	$1,368	$(2,012)
Counterparty and collateral netting offset	(511)	631	(1,034)	1,236
Amounts recognized in our Consolidated Balance Sheet	$256	$(453)	$334	$(776)

Notes (Continued)	Table of Contents
The pre-tax effects of commodity-related derivative instruments in Net gain (loss) on commodity derivatives reflected within Total revenues and Net processing commodity expenses in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Three Months Ended March 31,
	2023	2022
	(Millions)
Realized commodity-related derivatives not designated as hedging instruments	$174	$(69)
Unrealized commodity-related derivatives not designated as hedging instruments	332	(125)
Net gain (loss) on commodity derivatives	$506	$(194)

Realized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$(4)	$1
Unrealized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$(5)	$2
Contingent Features
Generally, collateral may be provided by a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At March 31, 2023, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $7 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At March 31, 2023, net cash collateral held on deposit in broker margin accounts was $120 million.
Note 9 – Contingent Liabilities
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

Notes (Continued)	Table of Contents
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

Notes (Continued)	Table of Contents
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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2023, we have accrued liabilities totaling $40 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At March 31, 2023, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

Notes (Continued)	Table of Contents
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2023, we have accrued liabilities of $13 million for these costs and expect to recover approximately $4 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2023, we have accrued liabilities totaling $10 million for these costs.
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
At March 31, 2023, we have accrued environmental liabilities of $17 million related to these matters.
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
At March 31, 2023, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)	Table of Contents
beyond amounts accrued are immaterial to our expected future annual results of operations, liquidity, and financial position. These calculations have been made without consideration of any potential recovery from third parties.
Note 10 – Segment Disclosures
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

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income.

	Three Months Ended March 31,
	2023	2022
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$715	$697
Northeast G&P	470	418
West	304	260
Gas & NGL Marketing Services (1)	567	13
Other	74	5
	2,130	1,393
Accretion expense associated with asset retirement obligations for nonregulated operations	(15)	(11)
Depreciation and amortization expenses	(506)	(498)
Equity earnings (losses)	147	136
Other investing income (loss) – net	8	1
Proportional Modified EBITDA of equity-method investments	(229)	(225)
Interest expense	(294)	(286)
(Provision) benefit for income taxes	(284)	(118)
Net income (loss)	$957	$392
_____________
(1)    Modified EBITDA for the three months ended March 31, 2023 and 2022, includes charges of $18 million and $0 million, respectively, associated with lower of cost or net realizable value adjustments to our inventory. These charges are reflected in Product sales and Product costs in our Consolidated Statement of Income. Net unrealized commodity-related derivatives gains (losses) of $(5) million and $2 million for the three months ended March 31, 2023 and 2022, respectively, are reflected in Net processing commodity expenses.

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income.

	Transmission &Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2023
Segment revenues:
Service revenues
External	$915	$443	$332	$1	$3	$—	$1,694
Internal	25	11	24	—	—	(60)	—
Total service revenues	940	454	356	1	3	(60)	1,694
Total service revenues – commodity consideration	12	6	18	—	—	—	36
Product sales
External	24	8	19	776	18	—	845
Internal	31	41	71	(101)	84	(126)	—
Total product sales	55	49	90	675	102	(126)	845
Net gain (loss) on commodity derivatives
Realized	—	—	39	117	18	—	174
Unrealized	—	—	—	338	(6)	—	332
Total net gain (loss) on commodity derivatives (2)	—	—	39	455	12	—	506
Total revenues	$1,007	$509	$503	$1,131	$117	$(186)	$3,081

Three Months Ended March 31, 2022
Segment revenues:
Service revenues
External	$845	$370	$316	$1	$5	$—	$1,537
Internal	29	10	15	—	4	(58)	—
Total service revenues	874	380	331	1	9	(58)	1,537
Total service revenues – commodity consideration	21	7	49	—	—	—	77
Product sales
External	51	5	11	1,015	22	—	1,104
Internal	49	31	176	(47)	82	(291)	—
Total product sales	100	36	187	968	104	(291)	1,104
Net gain (loss) on commodity derivatives
Realized	—	—	(5)	(56)	(8)	—	(69)
Unrealized	—	—	—	(59)	(66)	—	(125)
Total net gain (loss) on commodity derivatives (2)	—	—	(5)	(115)	(74)	—	(194)
Total revenues	$995	$423	$562	$854	$39	$(349)	$2,524
_____________
(1)    As we are acting as agent for natural gas marketing customers or engage in energy trading activities, the resulting revenues are presented net of the related costs of those activities.
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

Management’s Discussion and Analysis (Continued)	Table of Contents
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 dated February 27, 2023.
Dividends
In March 2023, we paid a regular quarterly dividend of $0.4475 per share. In April 2023, our Board of Directors approved a regular quarterly dividend of $0.4475 per share payable on June 26, 2023.
Overview of Three Months Ended March 31, 2023
Net income (loss) attributable to The Williams Companies, Inc., for the three months ended March 31, 2023, increased $547 million compared to the three months ended March 31, 2022. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash and retaining $430 million outstanding principal amount of MountainWest’s long-term debt, subject to post-closing adjustments. The MountainWest Acquisition expands our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado.
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
In 2023, our operating results are expected to benefit from the MountainWest Acquisition, volume growth in the Haynesville and Northeast G&P areas, and annual inflation-based rate increases across our gathering and processing business. We also anticipate increases resulting from a full year of contribution from recently acquired Trace and NorTex assets. These increases are partially offset by a lower expected commodity price environment.
We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2023 are expected to be in a range from $1.6 billion to $1.9 billion, excluding the MountainWest Acquisition. Growth capital spending in 2023 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business and projects supporting growth in the Haynesville basin, including the Louisiana Energy

Management’s Discussion and Analysis (Continued)	Table of Contents
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
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023.
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

Management’s Discussion and Analysis (Continued)	Table of Contents
Regional Energy Access
In January 2023, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We plan to place a portion of the project into service as early as the fourth quarter of 2023, and the remainder of the project into service as early as the 2024/2025 winter heating season, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.
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
Alabama Georgia Connector
In April 2023, we filed an application with the FERC, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from our Station 85 pooling point in Alabama to customers in Georgia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by approximately 64 Mdth/d.
West
Louisiana Energy Gateway
In June 2022, we announced our intention to construct new natural gas gathering assets which are expected to gather 1.8 Bcf/d of natural gas produced in the Haynesville Shale basin for delivery to premium markets,

Management’s Discussion and Analysis (Continued)	Table of Contents
including Transco, industrial markets, and growing LNG export demand along the Gulf Coast. This project is expected to go into service in the fourth quarter of 2024.
Haynesville Gathering Expansion
In February 2023, we announced our agreement with a third party to facilitate natural gas production growth in the Haynesville basin. We plan to construct a greenfield gathering system in support of the third party’s 26,000-acre dedication. The system, once constructed, will provide natural gas gathering services to the third party. The third party has also agreed to a long-term capacity commitment on our Louisiana Energy Gateway project.
Northeast G&P
Susquehanna Supply Hub Gathering Expansion
We have an agreement in place with a third party to facilitate natural gas production growth in the Susquehanna region. We plan to construct approximately 22 miles of gathering pipeline and associated incremental compression. The system, once constructed, will add incremental capacity of 320 MMcf/d and will provide natural gas gathering services to the third party. The project is expected to go into service in the fourth quarter of 2023.
Utica Shale Gathering Expansion
We have an agreement in place with a third party to facilitate natural gas production growth in the Utica region, on our Cardinal gathering system. We are constructing approximately 20 miles of gathering pipeline and associated incremental compression. The system, once constructed, will add incremental capacity of 125 MMcf/d and will provide natural gas gathering services to the third party. The project is expected to go into service in the second half of 2023.

Management’s Discussion and Analysis (Continued)	Table of Contents

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2023	2022	$ Change*	% Change*
	(Millions)
Revenues:
Service revenues	$1,694	$1,537	+157	+10%
Service revenues – commodity consideration	36	77	-41	-53%
Product sales	845	1,104	-259	-23%
Net gain (loss) on commodity derivatives	506	(194)	+700	NM
Total revenues	3,081	2,524
Costs and expenses:
Product costs	553	803	+250	+31%
Net processing commodity expenses	54	30	-24	-80%
Operating and maintenance expenses	463	394	-69	-18%
Depreciation and amortization expenses	506	498	-8	-2%
Selling, general, and administrative expenses	176	154	-22	-14%
Other (income) expense – net	(31)	(9)	+22	NM
Total costs and expenses	1,721	1,870
Operating income (loss)	1,360	654
Equity earnings (losses)	147	136	+11	+8%
Other investing income (loss) – net	8	1	+7	NM
Interest expense	(294)	(286)	-8	-3%
Other income (expense) – net	20	5	+15	NM
Income (loss) before income taxes	1,241	510
Less: Provision (benefit) for income taxes	284	118	-166	-141%
Net income (loss)	957	392
Less: Net income (loss) attributable to noncontrolling interests	30	12	-18	-150%
Net income (loss) attributable to The Williams Companies, Inc.	$927	$380	+547	+144%

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Service revenues increased primarily due to higher volumes from the MountainWest and Trace Acquisitions, and the NorTex Asset Purchase, as well as higher gathering and processing volumes at certain of our Northeast G&P and West operations.
Service revenues – commodity consideration decreased primarily due to lower NGL prices and volumes. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.

Management’s Discussion and Analysis (Continued)	Table of Contents
Product sales decreased primarily due to lower natural gas and NGL marketing prices and volumes, and lower prices and volumes related to our equity NGL sales. These decreases were substantially offset by lower prices and volumes for natural gas marketing associated purchases. As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities. Product sales from our upstream operations decreased slightly due to lower commodity prices and lower NGL and crude oil production volumes, substantially offset by higher natural gas production volumes.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues in our Gas & NGL Marketing Services, West, and Other segments. We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which is not recognized until the underlying transaction occurs.
Product costs decreased primarily due to lower prices and volumes associated with our NGL marketing activities and lower volumes and prices associated with NGLs acquired as commodity consideration related to our equity NGL production activities.
Net processing commodity expenses increased primarily due to higher prices and the impact of net unrealized and realized losses on derivatives for processing plant shrink gas purchases, partially offset by lower volumes for natural gas purchases associated with our equity NGL production activities.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, net realized gains and losses on commodity derivatives related to sales of product, and net realized processing commodity expenses comprise our Commodity margins. However, Product sales and net realized gains and losses on commodity derivatives at our Other segment reflecting sales related to our oil and gas producing properties comprise Net realized product sales and are excluded from our Commodity margins. See Results of Operations— Period-Over-Period Operating Results - Segments for additional discussion of Commodity margins and Net realized product sales on a segment basis.
Operating and maintenance expenses increased primarily due to higher operating costs, including increased costs associated with the 2023 MountainWest Acquisition, the 2022 Trace Acquisition, and the NorTex Asset Purchase, as well as the increased scale of our upstream operations and increased scope and timing of maintenance activities.
Depreciation and amortization expenses increased primarily related to our upstream assets, and assets acquired in the 2023 MountainWest Acquisition, the 2022 Trace Acquisition and the NorTex Asset Purchase. The increase is partially offset by lower amortization of intangibles related to our 2021 Sequent Acquisition and a decrease in ARO-related depreciation at Transco (offset in Other (income) expense – net within Operating income (loss) resulting in no net impact on our results of operations).
Selling, general, and administrative expenses increased primarily due to the MountainWest Acquisition, including acquisition and transition-related costs.
Other (income) expense – net within Operating income (loss) changed favorably primarily due to a gain related to a contract settlement in 2023 and an $11 million favorable change associated with regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline, partially offset by a decrease in the deferral of ARO depreciation (offset in Depreciation and amortization expenses, resulting in no net impact on our results of operations).
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)	Table of Contents
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher results at the Northeast JV and Cardinal.
Period-Over-Period Operating Results - Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 10 – Segment Disclosures of Notes to Consolidated Financial Statements includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Transmission & Gulf of Mexico

	Three Months Ended March 31,
	2023	2022
	(Millions)
Service revenues	$940	$874
Service revenues – commodity consideration (1)	12	21
Product sales (1)	55	100
Segment revenues	1,007	995

Product costs (1)	(53)	(100)
Net processing commodity expenses (1)	(4)	(6)
Other segment costs and expenses	(288)	(240)
Proportional Modified EBITDA of equity-method investments	53	48
Transmission & Gulf of Mexico Modified EBITDA	$715	$697

Commodity margins	$10	$15

(1)Included as a component of Commodity margins.
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $33 million increase in transportation and storage revenues due to the acquisition of MountainWest in February 2023;
•A $13 million increase in storage and transportation revenues due to the NorTex Asset Purchase in August 2022;
•A $12 million increase in Transco’s and Northwest Pipeline’s revenues primarily associated with park and loan services, partially offset by lower rates from the FERC rate case settlement effective January 1, 2023 at Northwest Pipeline.
Other segment costs and expenses increased primarily due to higher operating costs including higher operating, acquisition, and transition costs related to our MountainWest Acquisition and NorTex Asset Purchase; higher costs related to timing and scope of general maintenance activities at Transco; and an unfavorable change in the deferral of ARO-related depreciation at Transco. These increases are partially offset by favorable changes associated with

Management’s Discussion and Analysis (Continued)	Table of Contents
regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline and allowance for equity funds used during construction as a result of increased capital expenditures at Transco.
Northeast G&P

	Three Months Ended March 31,
	2023	2022
	(Millions)
Service revenues	$454	$380
Service revenues – commodity consideration (1)	6	7
Product sales (1)	49	36
Segment revenues	509	423

Product costs (1)	(52)	(37)
Net processing commodity expenses (1)	2	—
Other segment costs and expenses	(132)	(118)
Proportional Modified EBITDA of equity-method investments	143	150
Northeast G&P Modified EBITDA	$470	$418

Commodity margins	$5	$6

(1)Included as a component of Commodity margins.
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses and lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $48 million increase in revenues at the Northeast JV primarily related to higher processing, gathering, transportation, and fractionation volumes as well as higher processing rates;
•A $21 million increase in gathering revenues in the Utica Shale region primarily related to higher volumes as well as higher rates resulting from annual cost of service contract redetermination.
Other segment costs and expenses increased primarily due to higher operating expenses related to the scope and timing of activities.
Proportional Modified EBITDA of equity-method investments decreased at Laurel Mountain due to lower commodity-based gathering rates and lower MVC revenue, partially offset by an increase at Appalachia Midstream Investments primarily driven by higher volumes offset by lower gathering rates resulting from annual cost of service contract redetermination.

Management’s Discussion and Analysis (Continued)	Table of Contents
West

	Three Months Ended March 31,
	2023	2022
	(Millions)
Service revenues	$356	$331
Service revenues – commodity consideration (1)	18	49
Product sales (1)	90	187

Net realized gain (loss) on commodity derivatives – service revenues	39	—
Net realized gain (loss) on commodity derivatives – product sales (1)	—	(5)
Net realized gain (loss) on commodity derivatives	39	(5)

Segment revenues	503	562

Product costs (1)	(85)	(182)
Net processing commodity expenses (1)	(47)	(26)
Other segment costs and expenses	(100)	(121)
Proportional Modified EBITDA of equity-method investments	33	27
West Modified EBITDA	$304	$260

Commodity margins	$(24)	$23
_________
(1) Included as a component of Commodity margins.
Three months ended March 31, 2023 vs. three months ended March 31, 2022
West Modified EBITDA increased primarily due to favorable Net realized gain (loss) on commodity derivatives – service revenues, higher Service revenues, and lower Other segment costs and expenses, partially offset by lower Commodity margins.
Service revenues increased primarily due to:
•A $47 million increase in the Haynesville Shale region primarily associated with higher gathering volumes including from the Trace Acquisition in April 2022 and increased producer activity; partially offset by
•An $8 million decrease in the Piceance region primarily due to lower gathering and processing volumes driven by natural production rate declines;
•A $7 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing;
•A $6 million decrease in the Wamsutter region primarily due to lower volumes associated with weather-related events in first-quarter 2023.
Net realized gain (loss) on commodity derivatives – service revenues reflects a favorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins decreased primarily due to a $44 million decrease from our equity NGLs, driven by unfavorable net realized pricing for shrink gas purchases and equity NGL sales, as well as lower volumes processed under commodity-consideration contracts.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other segment costs and expenses decreased primarily due to favorable contract settlements in first-quarter 2023 and a favorable change in our net imbalance liability due to changes in pricing, partially offset by higher operating expenses including from operations acquired in the Trace Acquisition and an unfavorable change related to system gains and losses.
Gas & NGL Marketing Services

	Three Months Ended March 31,
	2023	2022
	(Millions)
Service revenues	$1	$1
Product sales (1)	675	968

Net realized gain (loss) from derivative instruments (1)	117	(56)
Net unrealized gain (loss) from derivative instruments	338	(59)
Net gain (loss) on commodity derivatives	455	(115)

Segment revenues	1,131	854
Net unrealized gain (loss) from derivative instruments within Net processing commodity expenses	(5)	2
Product costs (1)	(527)	(812)
Other segment costs and expenses	(32)	(31)
Gas & NGL Marketing Services Modified EBITDA	$567	$13

Commodity margins	$265	$100
________________
(1) Included as a component of Commodity margins.
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from derivative instruments and higher Commodity margins.
Commodity margins increased $165 million primarily due to:
•A $180 million increase from our natural gas marketing operations including $104 million of higher natural gas storage marketing margins driven by lower cost of storage inventory in the first quarter of 2023 resulting from a fourth-quarter 2022 lower of cost or net realizable value inventory adjustment and $85 million of higher natural gas transportation capacity marketing margins due to favorable pricing spreads. The increase in our natural gas storage marketing margins also includes the absence of a $15 million charge related to the remaining recognition of a purchase accounting inventory fair value adjustment in 2022 offset by a $15 million lower of cost or net realizable value adjustment in 2023; partially offset by
•A $15 million decrease in our NGL marketing margins including lower gains on sale of inventory in 2023 compared to 2022 and a $3 million lower of cost or net realizable value inventory adjustment in 2023, partially offset by a favorable change in realized gains on derivatives.
Net unrealized gain (loss) from derivative instruments relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2022 is primarily due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022.

Management’s Discussion and Analysis (Continued)	Table of Contents
Other

	Three Months Ended March 31,
	2023	2022
	(Millions)
Service revenues	$3	$9
Product sales (1)	102	104

Net realized gain (loss) from derivative instruments (1)	18	(8)
Net unrealized gain (loss) from derivative instruments	(6)	(66)
Net gain (loss) on commodity derivatives	12	(74)

Segment revenues	117	39

Other segment costs and expenses	(43)	(34)
Other Modified EBITDA	$74	$5

Net realized product sales	$120	$96
________________
(1) Included as a component of Net realized product sales.
Three months ended March 31, 2023 vs. three months ended March 31, 2022
Other Modified EBITDA increased primarily due to higher results from our upstream operations which included the following:
•A $60 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022;
•A $24 million increase in Net realized product sales primarily due to higher natural gas volumes associated with production from new wells, partially offset by lower net realized natural gas prices and lower natural gas, oil, and natural gas liquids volumes due to severe winter weather in 2023; partially offset by
•An increase in Other segment costs and expenses primarily due to the increased scale of our upstream operations.

Management’s Discussion and Analysis (Continued)	Table of Contents
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Our growth capital and investment expenditures in 2023 are currently expected to be in a range from $1.6 billion to $1.9 billion, excluding the MountainWest Acquisition discussed below. Growth capital spending in 2023 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting the Northeast G&P business and projects supporting growth in the Haynesville basin, including the Louisiana Energy Gateway project. We also expect to invest capital in the development of our upstream oil and gas properties. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all planned 2023 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock.
On February 14, 2023, we acquired 100 percent of MountainWest which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash and retaining $430 million outstanding principal amount of MountainWest’s long-term debt, subject to post-closing adjustments. The acquisition was funded with available sources of short-term liquidity.
During the first quarter of 2023, we issued $1.5 billion of long-term debt, a portion of which we used to pay down our commercial paper outstanding. As of March 31, 2023, we have approximately $1.6 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.

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
As of March 31, 2023, we have $22.8 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of March 31, 2023, we had a working capital deficit of $1.3 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	March 31, 2023
(Millions)
Cash and cash equivalents	$477
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$4,227

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of March 31, 2023. Through March 31, 2023, the highest amount outstanding under our commercial paper program and credit facility during 2023 was $730 million. At March 31, 2023, we were in compliance with the financial covenants associated with our credit facility.

Management’s Discussion and Analysis (Continued)	Table of Contents
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5.3 percent from the $0.425 per share paid in each quarter of 2022, to $0.4475 per share paid in March 2023.
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
These credit ratings are included for informational purposes and are not recommendations to buy, sell, or hold our securities, and each rating should be evaluated independently of any other rating. No assurance can be given that the credit rating agencies will continue to assign us investment-grade ratings even if we meet or exceed their current criteria for investment-grade ratios. A downgrade of our credit ratings might increase our future cost of borrowing and, if ratings were to fall below investment grade, could require us to provide additional collateral to third parties, negatively impacting our available liquidity.

Management’s Discussion and Analysis (Continued)	Table of Contents
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Consolidated Statement of Cash Flows (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Three Months Ended March 31,
	Category	2023	2022
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$1,514	$1,082
Proceeds from long-term debt	Financing	1,502	3

Uses of cash and cash equivalents:
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(1,056)	—
Common dividends paid	Financing	(546)	(518)
Capital expenditures	Investing	(545)	(291)
Proceeds from (payments of) commercial paper - net	Financing	(352)	—
Purchases of treasury stock	Financing	(74)	—
Dividends and distributions paid to noncontrolling interests	Financing	(54)	(37)
Purchases of and contributions to equity-method investments	Investing	(39)	(56)
Payments of long-term debt	Financing	(7)	(1,256)

Other sources / (uses) – net	Financing and Investing	(18)	(3)
Increase (decrease) in cash and cash equivalents		$325	$(1,076)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from derivative instruments, Inventory write-downs, and Amortization of stock-based awards.
Our Net cash provided (used) by operating activities for the three months ended March 31, 2023 increased from the same period in 2022 primarily due higher operating income (excluding noncash items as previously discussed) and net favorable changes in operating working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2023. We may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances.
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
The maturities of our commodity derivative contracts at March 31, 2023 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2023	2024 - 2025	2026 - 2027+
	(Millions)
Level 1 (2)	$16	$(2)	$23	$(5)
Level 2	(286)	51	(150)	(187)
Level 3	(47)	(4)	(3)	(40)
Fair value of contracts outstanding at end of period	$(317)	$45	$(130)	$(232)
_______________
(1)See Note 7 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 8 – Derivatives of Notes to Consolidated Financial Statements for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Net commodity derivative assets and liabilities exclude $120 million of net cash collateral in Level 1.
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

The VaR associated with our integrated natural gas trading operations activity was $12 million at March 31, 2023 and was $10 million at December 31, 2022. We had the following VaRs for the period shown:

Three Months Ended March 31, 2023
Trading
(Millions)
Average	$6
High	$13
Low	$4
Our non-trading portfolio primarily consists of derivatives that hedge our upstream business and certain gathering and processing contracts. The VaR associated with these derivatives was $3 million at March 31, 2023 and $8 million at December 31, 2022. We had the following VaRs for the period shown:

Three Months Ended March 31, 2023
Non-trading
(Millions)
Average	$5
High	$8
Low	$3
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
As disclosed in Note 3 – Acquisitions of Notes to Consolidated Financial Statements, we acquired MountainWest on February 14, 2023, and its total revenues constituted approximately 1 percent of total revenues as shown on our consolidated financial statements for the three months ended March 31, 2023. MountainWest’s total assets constituted approximately 3 percent of total assets as shown on our consolidated financial statements as of

March 31, 2023. We excluded MountainWest’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
As noted above, we acquired MountainWest on February 14, 2023. We are currently integrating MountainWest into our operations and internal control processes. The scope of our assessment of our internal control over financial reporting as of December 31, 2023, will exclude MountainWest’s internal control over financial reporting.
Other than as set forth above, there have been no changes during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 9 – Contingent Liabilities of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	—	$—	—	$1,491,248,057
February 1 - February 28, 2023	—	$—	—	$1,491,248,057
March 1 - March 31, 2023	2,597,698	$28.68	2,597,698	$1,416,749,645
Total	2,597,698		2,597,698

(1)In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date.

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
By-Laws of The Williams Companies, Inc., as last amended effective October 25, 2022 (filed on October 31, 2022, as Exhibit 3.4 to The Williams Companies, Inc.’s current report on Form 10-Q (File No. 001-04174) and incorporated herein by reference).

10.1§*	—	Form of Two-Year Ratable Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.
10.2§*	—	Form of Three-Year Ratable Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers.
31.1*	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
May 3, 2023