Form 10-Q
period 2023-06-30
WILLIAMS COMPANIES, INC.
filed 2023-08-02
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 31, 2023
Common Stock, $1.00 par value	1,216,421,463

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 27, 2023, as may be supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10‑Q.

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
Gulfstar One: Gulfstar One LLC
Northeast JV: Ohio Valley Midstream LLC
Northwest Pipeline: Northwest Pipeline LLC
Transco: Transcontinental Gas Pipe Line Company, LLC
Nonconsolidated Entities: Entities in which we do not own a 100 percent ownership interest and which, as of June 30, 2023, we account for as equity-method investments, including principally the following:
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

Item 1. Financial Statements
The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,748	$1,606	$3,442	$3,143
Service revenues – commodity consideration	27	86	63	163
Product sales	593	1,111	1,438	2,215
Net gain (loss) on commodity derivatives	115	(313)	621	(507)
Total revenues	2,483	2,490	5,564	5,014
Costs and expenses:
Product costs	421	857	974	1,660
Net processing commodity expenses	44	40	98	70
Operating and maintenance expenses	481	465	944	859
Depreciation and amortization expenses	515	506	1,021	1,004
Selling, general, and administrative expenses	161	160	337	314
Other (income) expense – net	(9)	(10)	(40)	(19)
Total costs and expenses	1,613	2,018	3,334	3,888
Operating income (loss)	870	472	2,230	1,126
Equity earnings (losses)	160	163	307	299
Other investing income (loss) – net	13	2	21	3
Interest incurred	(319)	(286)	(623)	(575)
Interest capitalized	13	5	23	8
Other income (expense) – net	19	6	39	11
Income (loss) before income taxes	756	362	1,997	872
Less: Provision (benefit) for income taxes	175	(45)	459	73
Income (loss) from continuing operations	581	407	1,538	799
Income (loss) from discontinued operations (Note 9)	(87)	—	(87)	—
Net income (loss)	494	407	1,451	799
Less: Net income (loss) attributable to noncontrolling interests	34	7	64	19
Net income (loss) attributable to The Williams Companies, Inc.	460	400	1,387	780
Less: Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$460	$400	$1,386	$779
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$547	$400	$1,473	$779
Income (loss) from discontinued operations	(87)	—	(87)	—
Net income (loss) available to common stockholders	$460	$400	$1,386	$779
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.45	$.33	$1.21	$.64
Income (loss) from discontinued operations	(.07)	—	(.07)	—
Net income (loss) available to common stockholders	$.38	$.33	$1.14	$.64
Weighted-average shares (thousands)	1,217,673	1,218,678	1,218,564	1,217,814
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.45	$.33	$1.20	$.64
Income (loss) from discontinued operations	(.07)	—	(.07)	—
Net income (loss) available to common stockholders	$.38	$.33	$1.13	$.64
Weighted-average shares (thousands)	1,219,915	1,222,694	1,223,429	1,221,991
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Net income (loss)	$494	$407	$1,451	$799
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $(4) and $(11) in 2023 and $(1) and $(2) in 2022	16	2	36	5
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— and $— in 2023 and $— and $— in 2022	(1)	—	(1)	—
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $(1) and $(1) in 2023 and $— and ($1) in 2022	—	3	1	5
Other comprehensive income (loss)	15	5	36	10
Comprehensive income (loss)	509	412	1,487	809
Less: Comprehensive income (loss) attributable to noncontrolling interests	34	7	64	19
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$475	$405	$1,423	$790
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30, 2023	December 31, 2022
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$551	$152
Trade accounts and other receivables (net of allowance of $6 at June 30, 2023 and December 31, 2022)	1,362	2,723
Inventories	259	320
Derivative assets	233	323
Other current assets and deferred charges	234	279
Total current assets	2,639	3,797
Investments	5,046	5,065
Property, plant, and equipment	50,240	47,057
Accumulated depreciation and amortization	(17,894)	(16,168)
Property, plant, and equipment – net	32,346	30,889
Intangible assets – net of accumulated amortization	7,573	7,363
Regulatory assets, deferred charges, and other	1,421	1,319
Total assets	$49,025	$48,433
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,146	$2,327
Derivative liabilities	143	316
Accrued and other current liabilities	1,218	1,270
Commercial paper	—	350
Long-term debt due within one year	2,877	627
Total current liabilities	5,384	4,890
Long-term debt	21,532	21,927
Deferred income tax liabilities	3,325	2,887
Regulatory liabilities, deferred income, and other	4,575	4,684
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at June 30, 2023 and December 31, 2022; 35,000 shares issued at June 30, 2023 and December 31, 2022)	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2023 and December 31, 2022; 1,256 million shares issued at June 30, 2023 and 1,253 million shares issued at December 31, 2022)	1,256	1,253
Capital in excess of par value	24,538	24,542
Retained deficit	(12,982)	(13,271)
Accumulated other comprehensive income (loss)	12	(24)
Treasury stock, at cost (39 million shares at June 30, 2023 and 35 million shares at December 31, 2022 of common stock)	(1,180)	(1,050)
Total stockholders’ equity	11,679	11,485
Noncontrolling interests in consolidated subsidiaries	2,530	2,560
Total equity	14,209	14,045
Total liabilities and equity	$49,025	$48,433

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – March 31, 2023	$35	$1,256	$24,516	$(12,895)	$(3)	$(1,124)	$11,785	$2,538	$14,323
Net income (loss)	—	—	—	460	—	—	460	34	494
Other comprehensive income (loss)	—	—	—	—	15	—	15	—	15
Cash dividends – common stock ($0.4475 per share)	—	—	—	(545)	—	—	(545)	—	(545)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Stock-based compensation and related common stock issuances, net of tax	—	—	22	—	—	—	22	—	22
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Purchase of treasury stock	—	—	—	—	—	(56)	(56)	—	(56)
Other	—	—	—	(2)	—	—	(2)	1	(1)
Net increase (decrease) in equity	—	—	22	(87)	15	(56)	(106)	(8)	(114)
Balance – June 30, 2023	$35	$1,256	$24,538	$(12,982)	$12	$(1,180)	$11,679	$2,530	$14,209

Balance – March 31, 2022	$35	$1,252	$24,476	$(13,378)	$(28)	$(1,041)	$11,316	$2,655	$13,971
Net income (loss)	—	—	—	400	—	—	400	7	407
Other comprehensive income (loss)	—	—	—	—	5	—	5	—	5
Cash dividends – common stock ($0.425 per share)	—	—	—	(517)	—	—	(517)	—	(517)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Stock-based compensation and related common stock issuances, net of tax	—	1	24	—	—	—	25	—	25
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Other	—	—	—	(3)	—	—	(3)	1	(2)
Net increase (decrease) in equity	—	1	24	(120)	5	—	(90)	(45)	(135)
Balance – June 30, 2022	$35	$1,253	$24,500	$(13,498)	$(23)	$(1,041)	$11,226	$2,610	$13,836

*Accumulated Other Comprehensive Income (Loss)

See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance – December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045
Net income (loss)	—	—	—	1,387	—	—	1,387	64	1,451
Other comprehensive income (loss)	—	—	—	—	36	—	36	—	36
Cash dividends – common stock ($0.895 per share)	—	—	—	(1,091)	—	—	(1,091)	—	(1,091)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(112)	(112)
Stock-based compensation and related common stock issuances, net of tax	—	3	(4)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchases of treasury stock	—	—	—	—	—	(130)	(130)	—	(130)
Other	—	—	—	(7)	—	—	(7)	—	(7)
Net increase (decrease) in equity	—	3	(4)	289	36	(130)	194	(30)	164
Balance – June 30, 2023	$35	$1,256	$24,538	$(12,982)	$12	$(1,180)	$11,679	$2,530	$14,209

Balance – December 31, 2021	$35	$1,250	$24,449	$(13,237)	$(33)	$(1,041)	$11,423	$2,678	$14,101
Net income (loss)	—	—	—	780	—	—	780	19	799
Other comprehensive income (loss)	—	—	—	—	10	—	10	—	10
Cash dividends – common stock ($0.85 per share)	—	—	—	(1,035)	—	—	(1,035)	—	(1,035)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(95)	(95)
Stock-based compensation and related common stock issuances, net of tax	—	3	51	—	—	—	54	—	54
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8	8
Other	—	—	—	(6)	—	—	(6)	—	(6)
Net increase (decrease) in equity	—	3	51	(261)	10	—	(197)	(68)	(265)
Balance – June 30, 2022	$35	$1,253	$24,500	$(13,498)	$(23)	$(1,041)	$11,226	$2,610	$13,836

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,451	$799
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,021	1,004
Provision (benefit) for deferred income taxes	427	90
Equity (earnings) losses	(307)	(299)
Distributions from equity-method investees	418	414
Net unrealized (gain) loss from derivative instruments	(410)	364
Inventory write-downs	23	12
Amortization of stock-based awards	40	36
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	1,423	(797)
Inventories	41	(11)
Other current assets and deferred charges	24	(15)
Accounts payable	(1,220)	690
Accrued and other current liabilities	(72)	(24)
Changes in current and noncurrent derivative assets and liabilities	119	49
Other, including changes in noncurrent assets and liabilities	(87)	(132)
Net cash provided (used) by operating activities	2,891	2,180
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(352)	1,037
Proceeds from long-term debt	1,503	5
Payments of long-term debt	(14)	(2,012)
Proceeds from issuance of common stock	4	48
Purchases of treasury stock	(130)	—
Common dividends paid	(1,091)	(1,035)
Dividends and distributions paid to noncontrolling interests	(112)	(95)
Contributions from noncontrolling interests	18	8
Payments for debt issuance costs	(13)	—
Other – net	(17)	(31)
Net cash provided (used) by financing activities	(204)	(2,075)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,155)	(606)
Dispositions – net	(21)	(11)
Contributions in aid of construction	18	6
Purchases of businesses, net of cash acquired (Note 3)	(1,053)	(933)
Purchases of and contributions to equity-method investments	(69)	(100)
Other – net	(8)	(8)
Net cash provided (used) by investing activities	(2,288)	(1,652)
Increase (decrease) in cash and cash equivalents	399	(1,547)
Cash and cash equivalents at beginning of year	152	1,680
Cash and cash equivalents at end of period	$551	$133
_____________
(1) Increases to property, plant, and equipment	$(1,168)	$(642)
Changes in related accounts payable and accrued liabilities	13	36
Capital expenditures	$(1,155)	$(606)

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
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During 2023, there have been $130 million in repurchases under the program which are included in our Consolidated Statement of Changes in Equity. Cumulative repurchases to date under the program total $139 million.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco, Northwest Pipeline, and MountainWest (see Note 3 – Acquisitions), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery. Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Northeast JV (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal (a consolidated VIE) which operates in Ohio, a 69 percent equity-

Notes (Continued)	Table of Contents
method investment in Laurel Mountain, a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments.
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, and the Mid-Continent region which includes the Anadarko and Permian basins. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 50 percent equity-method investment in RMM, a 20 percent equity-method investment in Targa Train 7 (a nonconsolidated VIE), and a 15 percent equity-method investment in Brazos Permian II (a nonconsolidated VIE).
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2023, we consolidate the following VIEs:
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
Cardinal
We own a 66 percent interest in Cardinal, a subsidiary that provides gathering services for the Utica Shale region and is a VIE due to certain risks shared with customers. We are the primary beneficiary because we have the power to direct the activities that most significantly impact Cardinal’s economic performance. In order to meet

Notes (Continued)	Table of Contents
contractual gas gathering commitments, we may fund more than our proportional share of future expansion activity, which could ultimately impact relative ownership.
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	June 30, 2023	December 31, 2022
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$61	$49
Trade accounts and other receivables – net	183	136
Inventories	2	4
Other current assets and deferred charges	2	7
Property, plant, and equipment – net	5,099	5,154
Intangible assets – net of accumulated amortization	2,104	2,158
Regulatory assets, deferred charges, and other	29	29
Accounts payable	(77)	(76)
Accrued and other current liabilities	(35)	(34)
Regulatory liabilities, deferred income, and other	(273)	(275)

Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mont Belvieu, Texas, and is a VIE due primarily to our limited participating rights as the minority equity holder. At June 30, 2023, the carrying value of our investment in Targa Train 7 was $45 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. At June 30, 2023, the carrying value of our investment in Brazos Permian II was $18 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Acquisitions
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest, which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt. Associated with the acquisition, we recorded a $28 million receivable from the seller related to an indemnified regulatory matter. The purpose of the MountainWest Acquisition was to expand our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado.
During the period from the acquisition date of February 14, 2023 to June 30, 2023, the operations acquired in the MountainWest Acquisition contributed Revenues of $94 million and Modified EBITDA (as defined in Note 10 – Segment Disclosures) of $45 million, which includes $18 million of transition-related costs.
Acquisition-related costs for the MountainWest Acquisition of $13 million are reported within our Transmission & Gulf of Mexico segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income during 2023.

Notes (Continued)	Table of Contents
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
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are included in our Transmission & Gulf of Mexico segment, and liabilities assumed at February 14, 2023. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment and long-term debt; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired equals contractual amounts receivable. After the March 31, 2023, financial statements were issued, we identified adjustments to the preliminary purchase price allocation, primarily resulting in an increase of $19 million in trade accounts and other receivables and decreases of $75 million in property, plant, and equipment and $60 million in other noncurrent liabilities.

(Millions)
Cash and cash equivalents	$23
Trade accounts and other receivables	33
Other current assets	26
Investments	22
Property, plant, and equipment – net	1,017
Other noncurrent assets	32
Total identifiable assets acquired	$1,153

Current liabilities	$(47)
Long-term debt (see Note 6)	(365)
Other noncurrent liabilities	(95)
Total liabilities assumed	$(507)

Net identifiable assets acquired	$646

Goodwill included in Intangible assets – net of accumulated amortization	401
Net assets acquired	$1,047
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

Notes (Continued)	Table of Contents
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace for $972 million of cash funded with cash on hand and proceeds from issuance of commercial paper. The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
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

(Millions)
Cash and cash equivalents	$39
Trade accounts and other receivables	18
Property, plant, and equipment – net	448
Intangible assets – net of accumulated amortization	472
Other noncurrent assets	20
Total assets acquired	$997

Accounts payable	$(12)
Accrued and other current liabilities	(5)
Other noncurrent liabilities	(8)
Total liabilities assumed	$(25)

Net assets acquired	$972
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
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three months ended June 30, 2022, and six months ended June 30, 2023 and 2022, are presented as if the MountainWest Acquisition had been completed on January 1, 2022, and the Trace Acquisition had been completed on January 1, 2021. These pro forma amounts are not necessarily indicative of what the actual results would have

Notes (Continued)	Table of Contents
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

	Three Months Ended June 30, 2022
	As Reported	Pro Forma MountainWest	Pro Forma Trace (1)	Pro Forma Combined
	(Millions)
Revenues	$2,490	$62	$10	$2,562
Net income (loss) attributable to The Williams Companies, Inc.	400	14	4	418

	Six Months Ended June 30, 2023
	As Reported	Pro Forma MountainWest (2)		Pro Forma Combined
	(Millions)
Revenues	$5,564	$35		$5,599
Net income (loss) attributable to The Williams Companies, Inc.	1,387	6		1,393

	Six Months Ended June 30, 2022
	As Reported	Pro Forma MountainWest	Pro Forma Trace (1)	Pro Forma Combined
	(Millions)
Revenues	$5,014	$129	$45	$5,188
Net income (loss) attributable to The Williams Companies, Inc.	780	31	18	829

(1)Excludes results from operations acquired in the Trace Acquisition for the period beginning on the acquisition date of April 29, 2022, as these results are included in the amounts as reported.
(2)Excludes results from operations acquired in the MountainWest Acquisition for the period beginning on the acquisition date of February 14, 2023, as these results are included in the amounts as reported.
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
	(Millions)
Three Months Ended June 30, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$826	$—	$—	$—	$—	$—	$(12)	$814
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	109	462	351	—	—	(45)	877
Commodity consideration	—	6	(3)	24	—	—	—	27
Other	5	6	20	4	—	—	(4)	31
Total service revenues	831	121	479	379	—	—	(61)	1,749
Product sales	57	24	28	85	957	83	(188)	1,046
Total revenues from contracts with customers	888	145	507	464	957	83	(249)	2,795
Other revenues (1)	8	3	7	36	627	8	—	689
Other adjustments (2)	—	—	—	—	(1,079)	—	78	(1,001)
Total revenues	$896	$148	$514	$500	$505	$91	$(171)	$2,483

Three Months Ended June 30, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$771	$—	$—	$—	$—	$—	$(18)	$753
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration (3)	—	88	383	376	—	—	(34)	813
Commodity consideration	—	22	3	61	—	—	—	86
Other (3)	3	2	21	3	—	—	(5)	24
Total service revenues	774	112	407	440	—	—	(57)	1,676
Product sales	43	77	34	252	2,843	180	(526)	2,903
Total revenues from contracts with customers	817	189	441	692	2,843	180	(583)	4,579
Other revenues (1)	1	2	7	(5)	1,616	16	(6)	1,631
Other adjustments (2)	—	—	—	—	(3,900)	—	180	(3,720)
Total revenues	$818	$191	$448	$687	$559	$196	$(409)	$2,490

Notes (Continued)	Table of Contents

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,639	$—	$—	$—	$—	$—	$(23)	$1,616
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	213	884	702	—	—	(89)	1,710
Commodity consideration	—	18	3	42	—	—	—	63
Other	9	8	45	6	1	—	(8)	61
Total service revenues	1,648	239	932	750	1	—	(120)	3,450
Product sales	79	60	77	175	2,330	185	(442)	2,464
Total revenues from contracts with customers	1,727	299	1,009	925	2,331	185	(562)	5,914
Other revenues (1)	21	7	14	78	2,543	23	—	2,686
Other adjustments (2)	—	—	—	—	(3,238)	—	202	(3,036)
Total revenues	$1,748	$306	$1,023	$1,003	$1,636	$208	$(360)	$5,564

Six Months Ended June 30, 2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,549	$—	$—	$—	$—	$—	$(36)	$1,513
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration (3)	—	173	736	702	—	—	(66)	1,545
Commodity consideration	—	43	10	110	—	—	—	163
Other (3)	5	5	42	6	1	—	(9)	50
Total service revenues	1,554	221	788	818	1	—	(111)	3,271
Product sales	59	164	70	439	5,313	284	(919)	5,410
Total revenues from contracts with customers	1,613	385	858	1,257	5,314	284	(1,030)	8,681
Other revenues (1)	5	4	13	(8)	3,231	(49)	(9)	3,187
Other adjustments (2)	—	—	—	—	(7,132)	—	278	(6,854)
Total revenues	$1,618	$389	$871	$1,249	$1,413	$235	$(761)	$5,014

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
(3)Certain contractual reimbursements of operating and maintenance costs previously included in Other are now presented in Monetary consideration as they were received in exchange for providing gas gathering and processing services.

Notes (Continued)	Table of Contents
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Balance at beginning of period	$42	$36	$29	$22
Revenue recognized in excess of amounts invoiced	45	49	88	104
Minimum volume commitments invoiced	(31)	(37)	(61)	(78)
Balance at end of period	$56	$48	$56	$48
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Balance at beginning of period	$1,010	$1,093	$1,043	$1,126
Payments received and deferred	95	81	124	110
Significant financing component	2	3	4	5
Contract liability acquired	—	—	5	—
Recognized in revenue	(68)	(62)	(137)	(126)
Balance at end of period	$1,039	$1,115	$1,039	$1,115
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2023, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2023, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)	Table of Contents
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2023 (six months)	$98	$1,900
2024 (one year)	140	3,706
2025 (one year)	123	3,409
2026 (one year)	112	2,987
2027 (one year)	105	2,580
Thereafter	461	15,267
Total	$1,039	$29,849
Accounts Receivable
The following is a summary of our Trade accounts and other receivables – net:

	June 30, 2023	December 31, 2022
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,113	$1,771
Receivables from derivatives	185	889
Other accounts receivable	64	63
Trade accounts and other receivables – net	$1,362	$2,723
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes from continuing operations includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Current:
Federal	$(1)	$(28)	$—	$(27)
State	4	8	4	10
	3	(20)	4	(17)
Deferred:
Federal	149	(10)	386	84
State	23	(15)	69	6
	172	(25)	455	90
Provision (benefit) for income taxes	$175	$(45)	$459	$73
The effective income tax rates for the total provision (benefit) for the three and six months ended June 30, 2023, are greater than the federal statutory rate primarily due to the effect of state income taxes.
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
character of future taxable income. In the second quarter of 2022, we released $88 million of valuation allowance upon determining we expect to utilize an additional $70 million of foreign tax credits and $18 million related to various state net operating loss carryforwards and state credits.
During the second quarter of 2022, we finalized settlements for 2011 through 2014 on certain contested matters with the Internal Revenue Service (IRS). This settlement resulted in decreasing our uncertain tax positions of approximately $46 million, which favorably impacted the Provision (benefit) for income taxes.
Note 6 – Debt and Banking Arrangements
Long-Term Debt
Issuances and retirements
On March 2, 2023, we issued $750 million of 5.40 percent senior unsecured notes due March 2, 2026, and $750 million of 5.65 percent senior unsecured notes due March 15, 2033.
As a result of the MountainWest Acquisition on February 14, 2023, our Consolidated Balance Sheet now includes $100 million of 3.53 percent senior unsecured notes due January 31, 2028, $150 million of 3.91 percent senior unsecured notes due January 31, 2038, and $180 million of 4.875 percent senior unsecured notes due December 1, 2041. The acquisition date fair value reflects a $65 million reduction to the aggregate principal amount. (See Note 3 – Acquisitions.)
Commercial Paper Program
At June 30, 2023, no commercial paper was outstanding under our $3.5 billion commercial paper program.
Credit Facility
In the second quarter of 2023, the maturity date of our October 2021 amended and restated credit agreement (Credit Agreement) was extended one year and now expires October 8, 2027. One participating lender, Credit Suisse AG, New York Branch, with a commitment of approximately $194 million did not extend their commitment beyond October 8, 2026. The amended Credit Agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended Credit Agreement replaces the London Interbank Offered Rate with the Term Secured Overnight Financing Rate as the benchmark interest rate index.

	June 30, 2023
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2023:
Measured on a recurring basis:
ARO Trust investments	$254	$254	$254	$—	$—
Commodity derivative assets (1)	174	174	80	88	6
Commodity derivative liabilities (1)	(402)	(402)	—	(374)	(28)
Other financial assets (liabilities) – net	7	7	—	7	—
Additional disclosures:
Long-term debt, including current portion	(24,409)	(23,580)	—	(23,580)	—
Guarantees	(38)	(27)	—	(11)	(16)

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$230	$230	$230	$—	$—
Commodity derivative assets (2)	166	166	20	132	14
Commodity derivative liabilities (2)	(810)	(810)	(22)	(718)	(70)
Other financial assets (liabilities) – net	(5)	(5)	—	(5)	—
Additional disclosures:
Long-term debt, including current portion	(22,554)	(21,569)	—	(21,569)	—
Guarantees	(38)	(25)	—	(9)	(16)

(1)Net commodity derivative assets and liabilities exclude $83 million of net cash collateral in Level 1.
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
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted liquidity exposure is approximately $24 million at June 30, 2023. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
At June 30, 2023, the notional volume of the net long (short) positions for our commodity-related derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	829,561,223
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(65,156,751)
Basis Risk	Natural Gas	MMBtu	(25,966,126)
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,263,112)
Basis Risk	Natural Gas Liquids	Barrels	(1,438,000)
Central Hub Risk - WTI	Crude Oil	Barrels	172,300
Derivative Financial Statement Presentation
The fair value of commodity-related derivatives, which are not designated as hedging instruments for accounting purposes, was reflected as follows:

	June 30, 2023		December 31, 2022
Derivative Category	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$486	$(661)	$1,099	$(1,278)
Noncurrent	256	(309)	269	(734)
Total derivatives	$742	$(970)	$1,368	$(2,012)
Counterparty and collateral netting offset	(484)	567	(1,034)	1,236
Amounts recognized in our Consolidated Balance Sheet	$258	$(403)	$334	$(776)

Notes (Continued)	Table of Contents
The pre-tax effects of commodity-related derivative instruments in Net gain (loss) on commodity derivatives reflected within Total revenues and Net processing commodity expenses in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Realized commodity-related derivatives not designated as hedging instruments	$3	$(63)	$177	$(132)
Unrealized commodity-related derivatives not designated as hedging instruments	112	(250)	444	(375)
Net gain (loss) on commodity derivatives	$115	$(313)	$621	$(507)

Realized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$1	$5	$(3)	$6
Unrealized commodity-related derivatives not designated as hedging instruments in Net processing commodity expenses	$(29)	$9	$(34)	$11
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At June 30, 2023, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $6 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At June 30, 2023, net cash collateral held on deposit in broker margin accounts was $83 million.
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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million, plus fees and interest. The court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the court entered final judgment in the case. Filing deadlines were stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also filed post-judgment motions including a Motion for New Trial and a Motion to Alter or Amend the Judgment. These post-trial motions were resolved with the court’s denial of the last motion on June 11, 2020. Our Statement of Points on Appeal was filed on July 13, 2020. On June 22, 2020, the court stayed the North Pole’s case pending resolution of the appeal in the State of Alaska and FHRA case. On December 23, 2020, we filed our opening brief on appeal. Oral argument was held on December 15, 2021. On May 26, 2023, the Alaska Supreme Court issued its Opinion substantially affirming the Superior Court’s decision. On June 26, 2023, we filed a motion to stay the effect of the Alaska Supreme Court’s Opinion because we intend to file a petition for writ of certiorari in the United States Supreme Court. On July 18, 2023, the Superior Court granted our stay of execution of the monetary judgment portions of the judgment while we seek review before the United States Supreme Court. During the second quarter of 2023, as a result of the Alaska Supreme Court’s Opinion, we recorded a pre-tax charge of $115 million to Income (loss) from discontinued operations to fully accrue for the judgment, plus the related fees and interest.
Royalty Matters
Certain of our customers, including Chesapeake Energy Corporation (Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by Chesapeake, which obligations survived Chesapeake’s bankruptcy proceedings. Prior to its bankruptcy, Chesapeake reached a settlement to resolve substantially all Pennsylvania royalty cases pending. During the pendency of the bankruptcy, that settlement was renegotiated. The settlement applies to both Chesapeake and us and does not require any contribution from us. On August 23, 2021, after referral to the United States District Court for the Southern District of Texas by the bankruptcy court, the court approved the settlement. Two objectors filed an appeal with the United States Court of Appeals for the Fifth Circuit. On June 8, 2023, the Court of Appeals vacated the settlement approval and remanded to the United States District Court for the Southern District of Texas with instructions to dismiss the settlement proceedings for lack of jurisdiction. Certain plaintiffs have indicated in a status report filing with the United States District Court for the Middle District of Pennsylvania that they are pursuing their claims against us, which we continue to believe are subject to indemnity obligations owed to us by Chesapeake.
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

Notes (Continued)	Table of Contents
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
On September 16, 2016, we filed an amended complaint with the Court of Chancery seeking damages for breaches of the ETE Merger Agreement by defendants. On September 23, 2016, Energy Transfer filed a second amended and supplemental affirmative defenses and verified counterclaim with the Court of Chancery seeking, among other things, payment of the $1.48 billion termination fee due to our alleged breaches of the ETE Merger Agreement. On December 1, 2017, the court granted our motion to dismiss certain of Energy Transfer’s counterclaims, including its claim seeking payment of the $1.48 billion termination fee. On December 8, 2017, Energy Transfer filed a motion for reargument, which the Court of Chancery denied on April 16, 2018. Trial was held May 10 through May 17, 2021. On December 29, 2021, the court entered judgment in our favor in the amount of $410 million, plus interest at the contractual rate, and our reasonable attorneys’ fees and expenses. On September 21, 2022, the court entered a final order and judgment awarding us the termination fee, attorney’s fees, expenses, and interest in the amount of $602 million plus additional interest starting September 17, 2022. Energy Transfer has appealed to the Delaware Supreme Court. The Delaware Supreme Court held oral argument en banc on July 12, 2023, and we await a ruling.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2023, we have accrued liabilities totaling $52 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2023, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.

Notes (Continued)	Table of Contents
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
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2023, we have accrued liabilities of $13 million for these costs and expect to recover approximately $4 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2023, we have accrued liabilities totaling $10 million for these costs.
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
At June 30, 2023, we have accrued environmental liabilities of $29 million related to these matters.
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
At June 30, 2023, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

Notes (Continued)	Table of Contents
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

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$731	$652	$1,446	$1,349
Northeast G&P	515	450	985	868
West	312	288	616	548
Gas & NGL Marketing Services (1)	68	(282)	635	(269)
Other	41	139	115	144
	1,667	1,247	3,797	2,640
Accretion expense associated with asset retirement obligations for nonregulated operations	(14)	(13)	(29)	(24)
Depreciation and amortization expenses	(515)	(506)	(1,021)	(1,004)
Equity earnings (losses)	160	163	307	299
Other investing income (loss) – net	13	2	21	3
Proportional Modified EBITDA of equity-method investments	(249)	(250)	(478)	(475)
Interest expense	(306)	(281)	(600)	(567)
(Provision) benefit for income taxes	(175)	45	(459)	(73)
Income (loss) from discontinued operations	(87)	—	(87)	—
Net income (loss)	$494	$407	$1,451	$799
_____________
(1)    Modified EBITDA for the three and six months ended June 30, 2023 and 2022, includes charges of $5 million and $23 million, and $12 million and $12 million, respectively, associated with lower of cost or net realizable value adjustments to our inventory. These charges are reflected in Product sales and Product costs in our Consolidated Statement of Income. Net unrealized commodity-related derivative gains (losses) of $(29) million and $(34) million, and $9 million and $11 million for the three and six months ended June 30, 2023 and 2022, respectively, are reflected in Net processing commodity expenses.

Notes (Continued)	Table of Contents
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income.

	Transmission &Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2023
Segment revenues:
Service revenues
External	$933	$480	$330	$—	$5	$—	$1,748
Internal	23	9	28	—	—	(60)	—
Total service revenues	956	489	358	—	5	(60)	1,748
Total service revenues – commodity consideration	6	(3)	24	—	—	—	27
Product sales
External	57	11	10	487	28	—	593
Internal	22	17	75	(60)	55	(109)	—
Total product sales	79	28	85	427	83	(109)	593
Net gain (loss) on commodity derivatives
Realized	1	—	33	(45)	14	—	3
Unrealized	—	—	—	123	(11)	—	112
Total net gain (loss) on commodity derivatives (2)	1	—	33	78	3	—	115
Total revenues	$1,042	$514	$500	$505	$91	$(169)	$2,483

Three Months Ended June 30, 2022
Segment revenues:
Service revenues
External	$838	$400	$364	$—	$4	$—	$1,606
Internal	29	11	19	—	3	(62)	—
Total service revenues	867	411	383	—	7	(62)	1,606
Total service revenues – commodity consideration	22	3	61	—	—	—	86
Product sales
External	58	8	39	979	27	—	1,111
Internal	55	26	213	(107)	153	(340)	—
Total product sales	113	34	252	872	180	(340)	1,111
Net gain (loss) on commodity derivatives
Realized	—	—	(9)	(16)	(38)	—	(63)
Unrealized	—	—	—	(297)	47	—	(250)
Total net gain (loss) on commodity derivatives (2)	—	—	(9)	(313)	9	—	(313)
Total revenues	$1,002	$448	$687	$559	$196	$(402)	$2,490

Notes (Continued)	Table of Contents

	Transmission &Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2023
Segment revenues:
Service revenues
External	$1,848	$923	$662	$1	$8	$—	$3,442
Internal	48	20	52	—	—	(120)	—
Total service revenues	1,896	943	714	1	8	(120)	3,442
Total service revenues – commodity consideration	18	3	42	—	—	—	63
Product sales
External	81	19	29	1,263	46	—	1,438
Internal	53	58	146	(161)	139	(235)	—
Total product sales	134	77	175	1,102	185	(235)	1,438
Net gain (loss) on commodity derivatives
Realized	1	—	72	72	32	—	177
Unrealized	—	—	—	461	(17)	—	444
Total net gain (loss) on commodity derivatives (2)	1	—	72	533	15	—	621
Total revenues	$2,049	$1,023	$1,003	$1,636	$208	$(355)	$5,564

Six Months Ended June 30, 2022
Segment revenues:
Service revenues
External	$1,683	$770	$680	$1	$9	$—	$3,143
Internal	58	21	34	—	7	(120)	—
Total service revenues	1,741	791	714	1	16	(120)	3,143
Total service revenues – commodity consideration	43	10	110	—	—	—	163
Product sales
External	109	13	50	1,994	49	—	2,215
Internal	104	57	389	(154)	235	(631)	—
Total product sales	213	70	439	1,840	284	(631)	2,215
Net gain (loss) on commodity derivatives
Realized	—	—	(14)	(72)	(46)	—	(132)
Unrealized	—	—	—	(356)	(19)	—	(375)
Total net gain (loss) on commodity derivatives (2)	—	—	(14)	(428)	(65)	—	(507)
Total revenues	$1,997	$871	$1,249	$1,413	$235	$(751)	$5,014
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
Dividends
In June 2023, we paid a regular quarterly dividend of $0.4475 per share.
Overview of Six Months Ended June 30, 2023
Net income (loss) attributable to The Williams Companies, Inc., for the six months ended June 30, 2023, increased $607 million compared to the six months ended June 30, 2022. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest, which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt. The MountainWest Acquisition expands our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado.
Northwest Pipeline FERC Rate Case Settlement
On November 15, 2022, Northwest Pipeline received approval from the FERC for a stipulation and settlement agreement which generally reduces rates effective January 1, 2023, resolves other rate issues, establishes a Modernization and Emission Reduction Program, and satisfies its rate case filing obligation. Provisions were included in the settlement that establish a moratorium on any proceedings that would seek to place new rates in effect any earlier than January 1, 2026, and that a general rate case filing will be made for rates to become effective not later than April 1, 2028, unless we have entered into a pre-filing settlement prior to that date.
Company Outlook
Our strategy is to provide a large-scale, reliable, and clean energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We accomplish this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. We continue to maintain a strong commitment to safety, environmental stewardship, including seeking opportunities for renewable energy ventures, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe, reliable, clean energy services to our customers and an attractive return to our shareholders. Our business plan for 2023 includes a continued focus on earnings and cash flow growth.
In 2023, our operating results are expected to benefit from the MountainWest Acquisition, volume growth in the Haynesville and Northeast G&P areas, annual inflation-based rate increases across our gathering and processing business, and partial in-service of the Regional Energy Access project. We also anticipate increases resulting from a full year of contribution from recently acquired Trace and NorTex assets. These increases are partially offset by a lower expected commodity price environment.
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
Regional Energy Access
In January 2023, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We plan to place a portion of the project into service as early as the fourth quarter of 2023, and the remainder of the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.
Southside Reliability Enhancement
In July 2023, we received approval from the FERC for the project, which is an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We plan to place the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423 Mdth/d.
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
Southeast Energy Connector
In August 2022, we filed an application with the FERC for the project, which is an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We plan to place the project into service in the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.
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
Alabama Georgia Connector
In April 2023, we filed an application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from our Station 85 pooling point in Alabama to customers in Georgia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by approximately 64 Mdth/d.
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
Utica Shale Gathering Expansion
We have an agreement in place with a third party to facilitate natural gas production growth in the Utica region on our Cardinal gathering system. We are constructing approximately 30 miles of gathering pipeline and associated incremental compression. The system, once constructed, will add incremental capacity of 125 MMcf/d and will provide natural gas gathering services to the third party. The project is expected to go into service in the second half of 2023.

Management’s Discussion and Analysis (Continued)	Table of Contents

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change*	% Change*	2023	2022	$ Change*	% Change*
	(Millions)				(Millions)
Revenues:
Service revenues	$1,748	$1,606	+142	+9%	$3,442	$3,143	+299	+10%
Service revenues – commodity consideration	27	86	-59	-69%	63	163	-100	-61%
Product sales	593	1,111	-518	-47%	1,438	2,215	-777	-35%
Net gain (loss) on commodity derivatives	115	(313)	+428	NM	621	(507)	+1,128	NM
Total revenues	2,483	2,490			5,564	5,014
Costs and expenses:
Product costs	421	857	+436	+51%	974	1,660	+686	+41%
Net processing commodity expenses	44	40	-4	-10%	98	70	-28	-40%
Operating and maintenance expenses	481	465	-16	-3%	944	859	-85	-10%
Depreciation and amortization expenses	515	506	-9	-2%	1,021	1,004	-17	-2%
Selling, general, and administrative expenses	161	160	-1	-1%	337	314	-23	-7%
Other (income) expense – net	(9)	(10)	-1	-10%	(40)	(19)	+21	+111%
Total costs and expenses	1,613	2,018			3,334	3,888
Operating income (loss)	870	472			2,230	1,126
Equity earnings (losses)	160	163	-3	-2%	307	299	+8	+3%
Other investing income (loss) – net	13	2	+11	NM	21	3	+18	NM
Interest expense	(306)	(281)	-25	-9%	(600)	(567)	-33	-6%
Other income (expense) – net	19	6	+13	NM	39	11	+28	NM
Income (loss) before income taxes	756	362			1,997	872
Less: Provision (benefit) for income taxes	175	(45)	-220	NM	459	73	-386	NM
Income (loss) from continuing operations	581	407			1,538	799
Income (loss) from discontinued operations	(87)	—	-87	NM	(87)	—	-87	NM
Net income (loss)	494	407			1,451	799
Less: Net income (loss) attributable to noncontrolling interests	34	7	-27	NM	64	19	-45	NM
Net income (loss) attributable to The Williams Companies, Inc.	$460	$400	+60	+15%	$1,387	$780	+607	+78%

*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)	Table of Contents
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Service revenues increased primarily due to higher volumes from the MountainWest and Trace Acquisitions, and the NorTex Asset Purchase, and higher gathering and processing volumes as well as higher rates due to rate escalations and annual cost of service rate redetermination for certain of our Northeast G&P operations, partially offset by lower rates driven by unfavorable commodity pricing at our West operations.
Service revenues – commodity consideration decreased primarily due to lower NGL prices and volumes. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales decreased primarily due to lower natural gas and NGL marketing prices and volumes. These decreases were substantially offset by lower prices and volumes for natural gas marketing associated purchases. As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities. Product sales from our upstream operations decreased primarily due to lower commodity prices and lower NGL production volumes, offset by higher natural gas production volumes. Product sales also decreased due to lower prices and volumes related to our equity NGL sales.
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
Product costs decreased primarily due to lower prices and volumes associated with our NGL marketing activities, and lower prices and volumes associated with NGLs acquired as commodity consideration related to our equity NGL production activities.
Net processing commodity expenses increased primarily due to the impact of net unrealized and realized losses on derivatives for processing plant shrink gas purchases, partially offset by lower prices and volumes for natural gas purchases associated with our equity NGL production activities.
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
Operating and maintenance expenses increased primarily due to higher operating costs, including increased costs associated with the 2023 MountainWest Acquisition, the 2022 Trace Acquisition, and the NorTex Asset Purchase, partially offset by a favorable change due to the timing and scope of maintenance activities.
Depreciation and amortization expenses increased primarily related to our upstream assets, and assets acquired in the 2023 MountainWest Acquisition, the 2022 Trace Acquisition, and the NorTex Asset Purchase. The increase is partially offset by lower amortization of intangibles related to our 2021 Sequent Acquisition.
The change in Equity earnings (losses) resulted from a decrease at Laurel Mountain, partially offset by an increase at RMM.

Management’s Discussion and Analysis (Continued)	Table of Contents
Interest expense changed unfavorably primarily due to our March 2023 debt issuance and MountainWest’s long-term debt (see Note 6 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed unfavorably primarily due to the absence of a benefit associated with the release of valuation allowances on deferred income tax assets and federal income tax settlements both recorded in the prior year, and higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $115 million to increase the related accrued liability associated with our Alaska refinery contamination litigation, partially offset by the related income tax effect. See Note 9 – Contingent Liabilities of Notes to Consolidated Financials Statements for further discussion.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher results at Cardinal.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Service revenues increased primarily due to higher volumes from the MountainWest and Trace Acquisitions, and the NorTex Asset Purchase, as well as higher gathering, processing, and transportation volumes, and higher rates due to rate escalations and annual cost of service rate redetermination for certain Northeast G&P operations, partially offset by lower rates driven by unfavorable commodity pricing at our West operations.
Service revenues – commodity consideration decreased primarily due to lower NGL prices and volumes. These revenues represent consideration we receive in the form of commodities as full or partial payment for processing services provided. Most of these NGL volumes are sold during the month processed and therefore are offset within Product costs below.
Product sales decreased primarily due to lower natural gas and NGL marketing prices and volumes. These decreases were substantially offset by lower prices and volumes for natural gas marketing associated purchases. As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities. Product sales from our upstream operations decreased due to lower commodity prices and lower NGL and crude oil production volumes, offset by higher natural gas production volumes. Product sales also decreased due to lower prices and volumes related to our equity NGL sales.
Net gain (loss) on commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues in our Gas & NGL Marketing Services, West, and Other segments.
Product costs decreased primarily due to lower prices and volumes associated with our NGL marketing activities, and lower volumes and prices associated with NGLs acquired as commodity consideration related to our equity NGL production activities.
Net processing commodity expenses increased primarily due to the impact of net unrealized and realized losses on derivatives for processing plant shrink gas purchases, partially offset by lower volumes and prices for natural gas purchases associated with our equity NGL production activities.
Operating and maintenance expenses increased primarily due to higher operating costs, including increased costs associated with the 2023 MountainWest Acquisition, the 2022 Trace Acquisition, and the NorTex Asset Purchase, as well as the increased production volumes from our upstream operations and increased scope and timing of activities.
Depreciation and amortization expenses increased primarily related to our upstream assets, and assets acquired in the 2023 MountainWest Acquisition, the 2022 Trace Acquisition, and the NorTex Asset Purchase. The increase is partially offset by lower amortization of intangibles related to our 2021 Sequent Acquisition and a decrease in ARO-

Management’s Discussion and Analysis (Continued)	Table of Contents
related depreciation at Transco (offset in Other (income) expense – net within Operating income (loss) resulting in no net impact on our results of operations).
Selling, general, and administrative expenses increased primarily due to acquisition and transition-related costs associated with the MountainWest Acquisition.
Other (income) expense – net within Operating income (loss) changed favorably primarily due to a gain related to a contract settlement in 2023, and a favorable change associated with regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline, partially offset by a decrease in the deferral of ARO-related depreciation (offset in Depreciation and amortization expenses, resulting in no net impact on our results of operations).
The change in Equity earnings (losses) resulted from an increase at RMM and OPPL, partially offset by a decrease at Laurel Mountain.
Interest expense changed unfavorable primarily due to our March 2023 debt issuance and MountainWest's long-term debt (see Note 6 – Debt and Banking Arrangements of Notes to Consolidated Financial Statements).
The favorable change in Other income (expense) – net below Operating income (loss) reflects an increase in allowance for equity funds used during construction (equity AFUDC).
Provision (benefit) for income taxes changed unfavorably primarily due to the absence of a benefit associated with the release of valuation allowances on deferred income tax assets and federal income tax settlements both recorded in the prior year, and higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes of Notes to Consolidated Financial Statements for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $115 million to increase the related accrued liability associated with our Alaska refinery contamination litigation, partially offset by the related income tax effect.
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

Management’s Discussion and Analysis (Continued)	Table of Contents
Transmission & Gulf of Mexico

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Service revenues	$956	$867	$1,896	$1,741
Service revenues – commodity consideration (1)	6	22	18	43
Product sales (1)	79	113	134	213
Net realized gain (loss) on commodity derivatives - product sales (1)	1	—	1	—
Segment revenues	1,042	1,002	2,049	1,997

Product costs (1)	(76)	(109)	(129)	(209)
Net processing commodity expenses (1)	(2)	(15)	(6)	(21)
Other segment costs and expenses	(281)	(271)	(569)	(511)
Proportional Modified EBITDA of equity-method investments	48	45	101	93
Transmission & Gulf of Mexico Modified EBITDA	$731	$652	$1,446	$1,349

Commodity margins	$8	$11	$18	$26

(1)Included as a component of Commodity margins.
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $60 million increase due to the acquisition of MountainWest in February 2023 primarily in transportation and storage revenues;
•A $15 million increase due to the NorTex Asset Purchase in August 2022 primarily in storage and transportation revenues;
•A $15 million increase in the Eastern Gulf Coast region primarily due to higher production handling volumes from new wells at Devils Tower;
•A $7 million increase in Transco’s and Northwest Pipeline’s revenues associated with park and loan services; partially offset by
•A $5 million decrease due to lower rates from the FERC rate case settlement effective January 1, 2023, at Northwest Pipeline.
Other segment costs and expenses increased primarily due to higher operating and administrative costs including higher operating, acquisition, and transition costs related to our MountainWest Acquisition and NorTex Asset Purchase. This increase is partially offset by favorable changes associated with employee-related costs and lower costs related to timing and scope of general maintenance activities at Transco; regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline and allowance for equity funds used during construction as a result of increased capital expenditures at Transco.

Management’s Discussion and Analysis (Continued)	Table of Contents
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $93 million increase due to the acquisition of MountainWest in February 2023 primarily in transportation and storage revenues;
•A $28 million increase due to the NorTex Asset Purchase in August 2022 primarily in storage and transportation revenues;
•A $20 million increase in the Eastern Gulf Coast region primarily due to higher production handling volumes from new wells at Devils Tower;
•A $17 million increase in Transco’s and Northwest Pipeline’s revenues associated with park and loan services; partially offset by
•A $9 million decrease due to lower rates from the FERC rate case settlement effective January 1, 2023, at Northwest Pipeline.
Other segment costs and expenses increased primarily due to higher operating and administrative costs including higher operating, acquisition, and transition costs related to our MountainWest Acquisition and NorTex Asset Purchase and an unfavorable change in the deferral of ARO-related depreciation at Transco. These increases are partially offset by favorable changes associated with regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline and allowance for equity funds used during construction as a result of increased capital expenditures at Transco.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Service revenues	$489	$411	$943	$791
Service revenues – commodity consideration (1)	(3)	3	3	10
Product sales (1)	28	34	77	70
Segment revenues	514	448	1,023	871

Product costs (1)	(25)	(34)	(77)	(71)
Net processing commodity expenses (1)	(1)	(2)	1	(2)
Other segment costs and expenses	(132)	(136)	(264)	(254)
Proportional Modified EBITDA of equity-method investments	159	174	302	324
Northeast G&P Modified EBITDA	$515	$450	$985	$868

Commodity margins	$(1)	$1	$4	$7

(1)Included as a component of Commodity margins.
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by lower Proportional Modified EBITDA of equity-method investments.

Management’s Discussion and Analysis (Continued)	Table of Contents
Service revenues increased primarily due to:
•A $38 million increase in gathering revenues in the Utica Shale region primarily related to higher rates resulting from annual cost of service rate redetermination as well as higher volumes;
•A $22 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, transportation, and fractionation volumes as well as higher processing rates;
•A $20 million increase in gathering revenues at Susquehanna Supply Hub primarily related to escalated rates as well as higher volumes.
Proportional Modified EBITDA of equity-method investments decreased at Laurel Mountain primarily due to lower commodity-based rates and MVC. The decrease was partially offset by an increase at Blue Racer primarily driven by higher volumes.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by lower Proportional Modified EBITDA of equity-method investments and higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $70 million increase in revenues at the Northeast JV primarily related to higher processing, gathering, transportation, and fractionation volumes as well as higher processing rates;
•A $59 million increase in gathering revenues in the Utica Shale region primarily related to higher rates resulting from annual cost of service rate redetermination as well as higher volumes;
•A $23 million increase in gathering revenues at Susquehanna Supply Hub primarily related to escalated rates as well as higher volumes.
Other segment costs and expenses increased primarily due to higher operating expenses related to the scope and timing of activities.
Proportional Modified EBITDA of equity-method investments decreased at Laurel Mountain primarily due to lower commodity-based rates and MVC, and a decrease at Aux Sable Liquid Products LP. The decrease was partially offset by an increase at Blue Racer primarily driven by higher volumes, as well as an increase at Appalachia Midstream Investments primarily driven by higher volumes offset by lower gathering rates resulting from annual cost of service rate redetermination.

Management’s Discussion and Analysis (Continued)	Table of Contents
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Service revenues	$358	$383	$714	$714
Service revenues – commodity consideration (1)	24	61	42	110
Product sales (1)	85	252	175	439

Net realized gain (loss) on commodity derivatives – service revenues	29	(5)	68	(5)
Net realized gain (loss) on commodity derivatives – product sales (1)	4	(4)	4	(9)
Net realized gain (loss) on commodity derivatives	33	(9)	72	(14)

Segment revenues	500	687	1,003	1,249

Product costs (1)	(84)	(247)	(169)	(429)
Net processing commodity expenses (1)	(11)	(37)	(58)	(63)
Other segment costs and expenses	(136)	(146)	(236)	(267)
Proportional Modified EBITDA of equity-method investments	43	31	76	58
West Modified EBITDA	$312	$288	$616	$548

Commodity margins	$18	$25	$(6)	$48
_________
(1) Included as a component of Commodity margins.
Three months ended June 30, 2023 vs. three months ended June 30, 2022
West Modified EBITDA increased primarily due to favorable Net realized gain (loss) on commodity derivatives – service revenues, higher Proportional Modified EBITDA of equity-method investments, and lower Other segment costs and expenses, partially offset by lower Service revenues.
Service revenues decreased primarily due to:
•A $38 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing; partially offset by
•A $17 million increase in the Haynesville Shale region primarily associated with higher gathering volumes including from the Trace Acquisition in April 2022 and increased producer activity, partially offset by lower rates driven by unfavorable commodity pricing.
Net realized gain (loss) on commodity derivatives – service revenues reflects a favorable change in settled commodity prices relative to our natural gas hedge positions.
Other segment costs and expenses decreased primarily due to lower operating costs and the absence of acquisition-related costs associated with the Trace Acquisition in 2022.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at RMM and higher volumes at OPPL.

Management’s Discussion and Analysis (Continued)	Table of Contents
Six months ended June 30, 2023 vs. six months ended June 30, 2022
West Modified EBITDA increased primarily due to favorable Net realized gain (loss) on commodity derivatives – service revenues, lower Other segment costs and expenses, higher Proportional Modified EBITDA of equity-method investments, partially offset by lower Commodity margins.
Service revenues were unchanged primarily due to:
•A $64 million increase in the Haynesville Shale region primarily associated with higher gathering volumes including from the Trace Acquisition in April 2022 and increased producer activity, partially offset by lower rates driven by unfavorable commodity pricing; partially offset by
•A $45 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing, partially offset by higher gathering volumes from increased producer activity;
•A $9 million decrease in the Piceance region primarily due to lower gathering and processing volumes driven by natural production rate declines;
•An $8 million decrease in the Wamsutter region primarily due to lower volumes associated with weather-related events in first-quarter 2023.
Net realized gain (loss) on commodity derivatives – service revenues reflects a favorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins decreased primarily due to a $44 million decrease from our equity NGLs, driven by unfavorable net realized pricing for equity NGL sales and shrink gas purchases, as well as lower volumes processed under commodity-consideration contracts.
Other segment costs and expenses decreased primarily due to favorable contract settlements in first-quarter 2023, a favorable change in our net imbalance liability due to changes in pricing, the absence of acquisition-related costs associated with the Trace Acquisition in 2022, partially offset by higher operating expenses related to operations acquired in the Trace Acquisition.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at RMM and higher volumes at OPPL.

Management’s Discussion and Analysis (Continued)	Table of Contents
Gas & NGL Marketing Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Service revenues	$—	$—	$1	$1
Product sales (1)	427	872	1,102	1,840

Net realized gain (loss) from derivative instruments (1)	(45)	(16)	72	(72)
Net unrealized gain (loss) from derivative instruments	123	(297)	461	(356)
Net gain (loss) on commodity derivatives	78	(313)	533	(428)

Segment revenues	505	559	1,636	1,413
Net unrealized gain (loss) from derivative instruments within Net processing commodity expenses	(29)	9	(34)	11
Product costs (1)	(384)	(833)	(911)	(1,645)
Other segment costs and expenses	(24)	(17)	(56)	(48)
Gas & NGL Marketing Services Modified EBITDA	$68	$(282)	$635	$(269)

Commodity margins	$(2)	$23	$263	$123
________________
(1) Included as a component of Commodity margins.
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from derivative instruments within Segment revenues and Net processing commodity expenses, partially offset by lower Commodity margins.
Commodity margins decreased $25 million primarily due to:
•A $27 million decrease in our NGL marketing margins including losses on sale of inventory in 2023 compared to gains in 2022 driven by an unfavorable change in NGL prices; partially offset by
•A $2 million increase from our natural gas marketing operations including $7 million of higher natural gas transportation capacity marketing margins due to favorable net realized pricing spreads. The increase is partially offset by a decrease of $14 million lower natural gas storage marketing margins primarily due to realized derivative losses, partially reduced by $9 million benefit due to the absence of a lower of cost or net realizable value adjustment in 2022.
Net unrealized gain (loss) from derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2022 is primarily due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from derivative instruments within Segment revenues and Net processing commodity expenses and higher Commodity margins.

Management’s Discussion and Analysis (Continued)	Table of Contents
Commodity margins increased $140 million primarily due to:
•A $182 million increase from our natural gas marketing operations including $92 million of higher natural gas transportation capacity marketing margins due to favorable net realized pricing spreads and $90 million of higher natural gas storage marketing margins primarily driven by lower cost of storage inventory in the first quarter of 2023 resulting from a fourth-quarter 2022 lower of cost or net realizable value inventory adjustment. The increase in our natural gas storage marketing margins also includes the absence of a $15 million charge related to the remaining recognition of a purchase accounting inventory fair value adjustment in 2022, partially offset by an unfavorable change of $6 million lower of cost or net realizable value adjustment; partially offset by
•A $42 million decrease in our NGL marketing margins including losses on sale of inventory in 2023 compared to gains in 2022 driven by an unfavorable change in NGL prices.
Net unrealized gain (loss) from derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2022 is primarily due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Millions)
Service revenues	$5	$7	$8	$16
Product sales (1)	83	180	185	284

Net realized gain (loss) from derivative instruments (1)	14	(38)	32	(46)
Net unrealized gain (loss) from derivative instruments	(11)	47	(17)	(19)
Net gain (loss) on commodity derivatives	3	9	15	(65)

Segment revenues	91	196	208	235

Other segment costs and expenses	(49)	(57)	(92)	(91)
Proportional Modified EBITDA of equity-method investments	(1)	—	(1)	—
Other Modified EBITDA	$41	$139	$115	$144

Net realized product sales	$97	$142	$217	$238
________________
(1) Included as a component of Net realized product sales.
Three months ended June 30, 2023 vs. three months ended June 30, 2022
Other Modified EBITDA decreased primarily due to lower results from our upstream operations which included the following:
•A $58 million unfavorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022;
•A $45 million decrease in Net realized product sales primarily due to lower net realized commodity prices, partially offset by higher sales associated with increased production volumes. Higher natural gas production

Management’s Discussion and Analysis (Continued)	Table of Contents
volumes from new wells in our Haynesville Shale region were partially offset by lower natural gas and NGL production volumes in our Wamsutter region driven by the impact of severe winter weather in 2023.
Six months ended June 30, 2023 vs. six months ended June 30, 2022
Other Modified EBITDA decreased primarily due to lower results from our upstream operations which included the following:
•A $21 million decrease in Net realized product sales primarily due to lower net realized commodity prices, partially offset by higher sales associated with increased production volumes. Higher natural gas production volumes from new wells in our Haynesville Shale region were partially offset by lower natural gas, NGL, and crude oil production volumes in our Wamsutter region driven by the impact of severe winter weather in 2023;
•An increase in Other segment costs and expenses primarily due to the increased production volumes from our upstream operations.

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
On February 14, 2023, we acquired 100 percent of MountainWest which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash and retaining $430 million outstanding principal amount of MountainWest’s long-term debt. The acquisition was funded with available sources of short-term liquidity.
During the first quarter of 2023, we issued $1.5 billion of long-term debt, a portion of which we used to pay down our commercial paper outstanding. As of June 30, 2023, we have approximately $2.88 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.

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
As of June 30, 2023, we have $21.5 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

As of June 30, 2023, we had a working capital deficit of $2.7 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	June 30, 2023
(Millions)
Cash and cash equivalents	$551
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$4,301

(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of June 30, 2023. Through June 30, 2023, the highest amount outstanding under our commercial paper program and credit facility during 2023 was $730 million. At June 30, 2023, we were in compliance with the financial covenants associated with our credit facility.

Management’s Discussion and Analysis (Continued)	Table of Contents
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5.3 percent from the $0.425 per share paid in each quarter of 2022, to $0.4475 per share paid in March and June 2023.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Consolidated Statement of Cash Flows (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2023	2022
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$2,891	$2,180
Proceeds from long-term debt	Financing	1,503	5
Proceeds from (payments of) commercial paper - net	Financing	—	1,037

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,155)	(606)
Common dividends paid	Financing	(1,091)	(1,035)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(1,053)	(933)
Proceeds from (payments of) commercial paper - net	Financing	(352)	—
Purchases of treasury stock	Financing	(130)	—
Dividends and distributions paid to noncontrolling interests	Financing	(112)	(95)
Purchases of and contributions to equity-method investments	Investing	(69)	(100)
Payments of long-term debt	Financing	(14)	(2,012)

Other sources / (uses) – net	Financing and Investing	(19)	12
Increase (decrease) in cash and cash equivalents		$399	$(1,547)
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from derivative instruments, Inventory write-downs, and Amortization of stock-based awards.
Our Net cash provided (used) by operating activities for the six months ended June 30, 2023 increased from the same period in 2022 primarily due to higher operating income (excluding noncash items as previously discussed), net favorable changes in operating working capital, and improved derivative margin requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2023. We may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances.
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
The maturities of our commodity derivative contracts at June 30, 2023 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2023	2024 - 2025	2026 - 2027+
	(Millions)
Level 1 (2)	$80	$37	$47	$(4)
Level 2	(286)	(10)	(108)	(168)
Level 3	(22)	(2)	8	(28)
Fair value of contracts outstanding at end of period	$(228)	$25	$(53)	$(200)
_______________
(1)See Note 7 – Fair Value Measurements and Guarantees of Notes to Consolidated Financial Statements for discussion of valuation techniques by level within the fair value hierarchy. See Note 8 – Derivatives of Notes to Consolidated Financial Statements for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Net commodity derivative assets and liabilities exclude $83 million of net cash collateral in Level 1.
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

The VaR associated with our integrated natural gas trading operations activity was $6 million at June 30, 2023 and was $10 million at December 31, 2022. We had the following VaRs for the period shown:

Six Months Ended June 30, 2023
(Millions)
Average	$8
High	$13
Low	$4
Our non-trading portfolio primarily consists of derivatives that hedge our upstream business and certain gathering and processing contracts. The VaR associated with these derivatives was $5 million at June 30, 2023 and $8 million at December 31, 2022. We had the following VaRs for the period shown:

Six Months Ended June 30, 2023
(Millions)
Average	$4
High	$8
Low	$2
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
As disclosed in Note 3 – Acquisitions of Notes to Consolidated Financial Statements, we acquired MountainWest on February 14, 2023, and its total revenues constituted approximately 2 percent of total revenues as shown on our consolidated financial statements for the six months ended June 30, 2023. MountainWest’s total assets constituted approximately 3 percent of total assets as shown on our consolidated financial statements as of June 30, 2023. We excluded MountainWest’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
As noted above, we acquired MountainWest on February 14, 2023. We are currently integrating MountainWest into our operations and internal control processes. The scope of our assessment of our internal control over financial reporting as of December 31, 2023, will exclude MountainWest’s internal control over financial reporting.
Other than as set forth above, there have been no changes during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All such notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We have executed a consent decree with the DOJ and other agencies resolving the claims at these facilities, as well as alleged violations at certain other facilities. The consent decree which will become effective upon final entry by the United States District Court for the District of Colorado, requires both payment of a civil penalty in the amount of $3.75 million and injunctive relief.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	—	$—	—	$1,416,749,645
May 1 - May 31, 2023	1,842,276	$28.77	1,842,276	$1,363,755,349
June 1 - June 30, 2023	97,994	$28.75	97,994	$1,360,938,325
Total	1,940,270		1,940,270

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
Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
August 2, 2023