Form 10-K
period 2023-12-31
WILLIAMS COMPANIES, INC.
filed 2024-02-21
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $38,305,701,487.
The number of shares outstanding of the registrant’s common stock outstanding at February 16, 2024 was 1,216,750,172.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on April 30, 2024, are incorporated into Part III, as specifically set forth in Part III.

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
Note: References to numerical notes refer to our Notes to Consolidated Financial Statements.
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

DJ Basin Acquisitions: On November 30, 2023, we closed on the acquisition of 100 percent of Cureton Front Range, LLC (Cureton) (Cureton Acquisition) and also closed on the acquisition of the remaining 50 percent interest in Rocky Mountain Midstream Holdings LLC (RMM) (RMM Acquisition), both of which operate midstream assets in the Denver-Julesberg (DJ) Basin.
Gulf Coast Storage Acquisition: On January 3, 2024, we closed on the acquisition of 100 percent of both Hartree Cardinal Gas, LLC and Hartree Natural Gas Storage, LLC, which own natural gas storage facilities and pipelines in Louisiana and Mississippi.
Sequent Acquisition: The July 1, 2021, acquisition of 100 percent of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp.
Trace Acquisition: The April 29, 2022, acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets.
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
GENERAL
We are an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. We have operations in 12 supply areas that provide natural gas gathering, processing, and transmission services, NGLs fractionation, transportation, and storage services, and marketing services to more than 700 customers. We own an interest in and operate over 33,000 miles of pipelines in 24 states, 35 natural gas processing facilities, 9 NGL fractionation facilities, approximately 25 million barrels of NGL storage capacity, and 405.4 Bcf of natural gas storage capacity, and deliver natural gas that is used every day for clean-power generation, heating, and industrial use.

Infrastructure serving natural gas demand

Natural Gas Gathering	Natural Gas Processing	Natural Gas Transmission & Storage	NGL Services	Gas & NGL Marketing Services
▪ Gather natural gas from producers' wells and move volumes to processing ▪ Transmission & Gulf of Mexico, Northeast G&P, and West segments ▪ Gas gathering capacity is 28.5 Bcf/d	▪ Process volumes to separate natural gas from natural gas liquids (NGLs) ▪ Transmission & Gulf of Mexico, Northeast G&P, and West segments ▪ Processing capacity is 8.3 Bcf/d	▪ Move post-processed natural gas to growing demand centers ▪ Transco is the nation's largest natural gas transmission pipeline ▪ Transmission & Gulf of Mexico segment ▪ Total transmission capacity is 32.3 MMDth/d ▪ Largest natural gas storage operator in proximity to LNG demand ▪ 405.4 Bcf of natural gas storage capacity	▪ NGLs transported to fractionators to split out individual products: ethane, propane, butanes, and natural gasoline ▪ Purity products moved to end-users via pipeline, truck or rail ▪ Transmission & Gulf of Mexico, Northeast G&P, and West segments ▪ ~25 MMBbls of NGL storage capacity	▪ Market gas & NGLs to wide range of end-users primarily through transportation and storage agreements ▪ Complementary to core pipeline transportation and storage business ▪ Gas and NGL Marketing Services segment ▪ Gas marketing footprint of over 7 Bcf/d ▪ NGL marketing sales volume of 223 MBbls/d

Figures represent 100% capacity for operated assets, including those in which Williams has a share of ownership as of 12/31/2023, and includes acquired Hartree systems which closed 01/03/2024.

WILLIAMS
© 2024 The Williams Companies, Inc. All rights reserved
NYSE: WMB I 2024 Analyst Day I February 14, 2024 I www.williams.com

1

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

Assets serving natural gas volumes

WILLIAMS FACILITIES
Gas Plant
Fractionator
Storage
Amine Treating
Rail Terminal
Offshore Platform
WILLIAMS PIPELINES
Natural Gas Transmission
Natural Gas Liquids
Natural Gas Gathering
Oil Gathering
WILLIAMS OPERATING AREAS
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
Our interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Most of our interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. These contracts have various expiration dates and account for the major portion of our regulated businesses. Additionally, we offer storage services and interruptible transportation services under shorter-term agreements. Our top ten customers of our interstate natural gas pipelines in 2023 accounted for approximately 47 percent of our regulated interstate natural gas transportation and storage revenues.
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
Our gas processing services generate revenues primarily from the following types of contracts:
•Fee-based: We are paid a fee based on the volume of natural gas processed, generally measured in the Btu heating value. A portion of our fee-based processing revenue includes a share of the margins on the NGLs produced. For the year ended December 31, 2023, approximately 90 percent of our NGL production volumes were under fee-based contracts.
•Noncash commodity-based: We also process gas under two types of commodity-based contracts, keep-whole and percent-of-liquids, where we receive consideration for our services in the form of NGLs. For a keep-whole arrangement we replace the Btu content of the retained NGLs with natural gas purchases, also known as shrink replacement gas. For a percent-of-liquids arrangement, we deliver an agreed-upon percentage of the extracted NGLs and retain the remainder. Retained NGLs are referred to as our equity NGL production. Per-unit NGL margins are calculated based on sales of our own equity volumes at the processing plants. For the year ended December 31, 2023, approximately 10 percent of our NGL production volumes were under noncash commodity-based contracts.
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
During 2023, our facilities gathered and processed gas and crude oil for approximately 230 customers. Our top ten customers accounted for approximately 70 percent of our gathering and processing fee revenues and NGL margins from our noncash commodity-based agreements. We believe counterparty credit concerns in our gathering and processing businesses are significantly mitigated by the physical nature of our services, where we gather at the wellhead and are therefore critical to a producer’s ability to move product to market.
Gas and NGL Marketing
Our NGL and natural gas marketing services are presented primarily within our Gas & NGL Marketing Services segment. We market natural gas and NGL products to a wide range of users in the energy and petrochemical industries. In 2023, our three largest natural gas marketing customers accounted for approximately 10 percent of our gross natural gas marketing sales, and our three largest NGL marketing customers accounted for approximately 43 percent of our NGL marketing sales.
Our gas marketing business markets natural gas and provides natural gas asset management and wholesale marketing, trading, storage, and transportation for a diverse set of natural gas and electric utilities, municipalities, power generators, and producers, including for our own upstream properties. Additionally, our gas marketing business moves and optimizes natural gas to markets through transportation and storage agreements on our own strategically positioned assets. Our gas and NGL marketing services provide customers with access to diverse sources of supply and to various natural gas demand markets, including the southeastern and gulf coast regions which are the fastest growing natural gas demand regions in the United States.
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
Monthly demand charges incurred for the contracted storage and transportation capacity and payments associated with asset management agreements are substantially indirectly reimbursed by our customers. As we are acting as an agent, our natural gas marketing revenues are presented net of the related costs of those activities. In addition, all of our natural gas marketing derivative activities qualify as held for trading purposes, which requires net presentation in our Consolidated Statement of Income. Prior to the integration in 2022 of our historical gas marketing business with the acquired Sequent gas marketing business, natural gas marketing revenues and costs for our historical business were reported on a gross basis. Following the integration in 2022, the entire natural gas marketing portfolio is considered held for trading purposes, and the related revenues are therefore presented net of the related costs of those activities in 2022.
Our NGL marketing business transports and markets our equity NGLs from the production at our processing plants, NGLs from the production at our upstream properties, and also NGLs on behalf of third-party NGL producers, including some of our fee-based processing customers, as well as the NGL volumes owned by certain of our equity-method investments. The NGL marketing business bears the risk of price changes in these NGL volumes while they are being transported to final sales delivery points. In order to meet sales contract obligations, we may purchase products in the spot market for resale.
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
Crude Oil Transportation and Production Handling Assets
Our crude oil transportation operations, which are primarily presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments,” earn revenues primarily from a combination of fixed-monthly fees, contractual fixed or variable fees applied to production volumes, and contributions in aid of construction (CIAC) arrangements. Generally, fixed-monthly fees associated with production handling and export revenues are recognized on a units-of-production basis utilizing either contractually determined maximum daily quantities or expected remaining production. CIAC arrangements are recognized on a units of production basis, utilizing expected remaining production. Our crude oil transportation business is supported mostly by major oil producers with long-cycle perspectives.
Standalone, Market-Based Rate Natural Gas Storage Assets
Our standalone, market-based rate natural gas storage assets are presented in our Transmission & Gulf of Mexico segment as described under the heading “Business Segments” and include our NorTex assets acquired in August 2022 and our Gulf Coast storage assets acquired in January 2024. These natural gas storage assets provide natural gas storage services in interstate commerce under the jurisdiction of the FERC pursuant to the Natural Gas Act or Section 311 of the Natural Gas Policy Act. We are authorized to charge and collect market-based rates for all of the services that these natural gas storage assets provide.
We store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Most of these natural gas storage businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. The contracts have various expiration dates and account for the major portion of the entities’ businesses. Additionally, we offer storage services and interruptible transportation services under shorter-term agreements. The three largest customers of this business in 2023 accounted for approximately 32 percent of its total operating revenues.
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
Our reportable segments are comprised of the following business activities:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco) , Northwest Pipeline LLC (Northwest Pipeline), and MountainWest Pipelines Holding Company (MountainWest), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, Louisiana, and Mississippi.
•Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in our Ohio Valley Midstream LLC (Northeast JV) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) which operates in Ohio, a 69 percent equity-method investment in Laurel Mountain Midstream, LLC (Laurel Mountain), a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer), and our equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, the Mid-Continent region which includes the Anadarko and Permian basins, and the DJ Basin of Colorado which includes RMM, a former 50 percent equity-method investment in which we acquired the remaining ownership interest in November 2023. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7), and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II).
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
Transmission & Gulf of Mexico
Interstate Natural Gas Pipeline Assets
Transco
Transco is an interstate natural gas transmission company that owns and operates an approximately 9,700-mile natural gas pipeline system, which is regulated by the FERC, extending from Texas, Louisiana, Mississippi, and the Gulf of Mexico through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and 12 southeast and Atlantic seaboard states, including major metropolitan areas in Georgia, North Carolina, Washington, D.C., Maryland, New York, New Jersey, and Pennsylvania.
At December 31, 2023, Transco’s system had a design capacity totaling approximately 19.1 MMdth/d. Transco’s system includes 59 compressor stations, four underground storage fields, and one LNG storage facility. Compression facilities at sea level-rated capacity total approximately 2.5 million horsepower.
Transco has natural gas storage capacity in four underground storage fields located on or near its pipeline system or market areas and operates two of these storage fields. During 2023, Transco began partial early service on the Regional Energy Access expansion project, which added approximately 0.5 MMdth/d of firm transportation capacity to its pipeline. In addition, Transco added almost 0.1 MMdth/d of firm transportation capacity by converting certain interruptible transportation feeder capacity to firm transportation. Transco also has storage capacity in an LNG storage facility that it owns and operates. The total usable gas storage capacity available to Transco and its customers in such underground storage fields and LNG storage facility and through storage service contracts is approximately 188 Bcf of natural gas. At December 31, 2023, Transco’s customers had stored in its facilities approximately 142 Bcf of natural gas. Storage capacity permits our customers to inject gas into storage during the summer and off-peak periods for delivery during peak winter demand periods.
Northwest Pipeline
Northwest Pipeline is an interstate natural gas transmission company that owns and operates an approximately 3,900-mile natural gas pipeline system, which is regulated by the FERC, extending from the San Juan basin in northwestern New Mexico and southwestern Colorado through Colorado, Utah, Wyoming, Idaho, Oregon, and Washington to a point on the Canadian border near Sumas, Washington. Northwest Pipeline provides services for markets in Washington, Oregon, Idaho, Wyoming, Nevada, Utah, Colorado, New Mexico, California, and Arizona, either directly or indirectly through interconnections with other pipelines.
At December 31, 2023, Northwest Pipeline’s system had a design capacity totaling approximately 3.8 MMdth/d. Northwest Pipeline’s system includes 42 transmission compressor stations having a combined sea level-rated capacity of approximately 476,000 horsepower.
Northwest Pipeline owns a one-third undivided interest in the Jackson Prairie underground storage facility in Washington. Northwest Pipeline also owns and operates an LNG storage facility in Washington. These storage facilities have an aggregate working natural gas storage capacity of approximately 10.4 Bcf, which is substantially utilized for third-party natural gas. These natural gas storage facilities enable Northwest Pipeline to balance daily receipts and deliveries and provide storage services to customers.
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest Pipelines Holding Company. MountainWest is an interstate natural gas transmission company that owns and operates an approximately 2,000-mile natural gas pipeline system which is regulated by the FERC. The system is comprised of MountainWest Pipeline, LLC; MountainWest Overthrust Pipeline, LLC; a 50 percent equity-method interest in White River Hub, LLC; and 56 Bcf of natural gas storage capacity, including the Clay basin underground storage reservoir in Utah. MountainWest is located in the Rocky Mountains near six producing areas, including the Greater Green River basin in Wyoming, the Uinta basin in Utah, and the Piceance basin in Colorado. At December 31, 2023, MountainWest’s system has a design capacity totaling 8.0 MMdth/d.
Standalone Natural Gas Storage Assets
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of a strategic portfolio of approximately 230 miles of natural gas transmission pipelines and six underground storage facilities with a capacity of approximately 115 Bcf of natural gas storage across Louisiana and Mississippi and direct access to LNG export facilities and interstate pipelines. These assets expand our natural gas storage footprint in the Gulf Coast region.
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

Gas Gathering, Transportation, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Offshore Natural Gas Pipelines
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Consolidated:
Canyon Chief, including Blind Faith and Gulfstar extensions	Deepwater Gulf of Mexico	156	0.5	100%	Eastern Gulf of Mexico
Norphlet	Deepwater Gulf of Mexico	58	0.3	100%	Eastern Gulf of Mexico
Other Eastern Gulf	Offshore shelf and other	46	0.2	100%	Eastern Gulf of Mexico
Seahawk	Deepwater Gulf of Mexico	115	0.4	100%	Western Gulf of Mexico
Perdido Norte	Deepwater Gulf of Mexico	105	0.3	100%	Western Gulf of Mexico
Other Western Gulf	Offshore shelf and other	65	0.3	100%	Western Gulf of Mexico
Non-consolidated: (1)
Discovery	Central Gulf of Mexico	594	0.6	60%	Central Gulf of Mexico

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Markham	Markham, TX	0.5	45	100%	Western Gulf of Mexico
Mobile Bay	Coden, AL	0.7	35	100%	Eastern Gulf of Mexico
NorTex	Jack Co., TX	0.1	13	100%	Barnett Shale
Non-consolidated: (1)
Discovery	Larose, LA	0.6	35	60%	Central Gulf of Mexico
_____________
(1)Includes 100 percent of the statistics associated with our operated equity-method investment Discovery.
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
__________
(1)Statistics reflect 100 percent of the assets from our 51 percent interest in Gulfstar One floating production system (FPS).
(2)Includes 100 percent of the statistics associated with our operated equity-method investment Discovery.
Certain Equity-Method Investments
Gulfstream
Gulfstream is a 745-mile interstate natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida, which has a capacity to transport 1.4 Bcf/d. We own a 50 percent equity-method investment in Gulfstream. We share operating responsibilities for Gulfstream with the other 50 percent owner.
Discovery
We operate and own a 60 percent interest in the facilities of Discovery. Discovery’s assets include a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 35 Mbbls/d NGL fractionator plant near Paradis, Louisiana, and a 594-mile offshore natural gas gathering and transportation system in the Gulf of Mexico. Discovery’s mainline has a gathering inlet capacity of 600 MMcf/d. Discovery’s assets also include a crude oil production handling platform with capacity of 10 Mbbls/d and gas handling and separation capacity of 75 MMcf/d.

Transmission & Gulf of Mexico Operating Statistics

	2023	2022	2021
	(Annual Average Amounts)
Consolidated:
Interstate natural gas pipeline throughput (MMdth/d) (1) (2)	20.4	16.9	16.2
Gathering volumes (Bcf/d)	0.26	0.29	0.28
Plant inlet natural gas volumes (Bcf/d)	0.44	0.47	0.45
NGL production (Mbbls/d)	27	28	29
NGL equity sales (Mbbls/d)	6	6	6
Crude oil transportation (Mbbls/d)	123	119	134

Non-consolidated: (3)
Interstate natural gas pipeline throughput (MMdth/d) (1)	1.2	1.3	1.2
Gathering volumes (Bcf/d)	0.34	0.40	0.35
Plant inlet natural gas volumes (Bcf/d)	0.34	0.40	0.35
NGL production (Mbbls/d)	27	28	27
NGL equity sales (Mbbls/d)	7	8	8
_____________
(1)Tbtu converted to MMdth at one trillion British thermal units = one million dekatherms.
(2)Includes volumes for natural gas transmission assets acquired in the MountainWest Acquisition after the purchase on February 14, 2023, including 100 percent of the volumes associate with the operated equity-method investment White River Hub, LLC. Further, the amounts for the acquired assets are averaged over the period owned, not over the entire year.
(3)Includes 100 percent of the volumes associated with our operated equity-method investments Gulfstream and Discovery.

Northeast G&P
Gas Gathering, Processing, and Treating Assets
This segment includes our natural gas gathering, compression, processing, and NGL fractionation businesses in the Marcellus and Utica Shale regions in Pennsylvania, West Virginia, New York, and Ohio.

The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Consolidated:
Ohio Valley Midstream (1)	Ohio, West Virginia, & Pennsylvania	216	0.8	65%	Appalachian
Utica East Ohio Midstream (1) (2)	Ohio	53	0.6	65%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	504	4.6	100%	Appalachian
Cardinal (1)	Ohio	429	0.7	66%	Appalachian
Flint	Ohio	100	0.5	100%	Appalachian

Non-consolidated: (3)
Bradford Supply Hub	Pennsylvania	753	4.4	66%	Appalachian
Marcellus South	Pennsylvania & West Virginia	296	1.3	68%	Appalachian
Laurel Mountain	Pennsylvania	1,147	0.9	69%	Appalachian
Blue Racer	Ohio & West Virginia	616	2.0	50%	Appalachian

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated: (1)
Fort Beeler	Marshall Co., WV	0.5	62	65%	Appalachian
Oak Grove	Marshall Co., WV	0.6	75	65%	Appalachian
Kensington	Columbiana Co., OH	0.6	68	65%	Appalachian
Leesville	Carroll Co., OH	0.2	18	65%	Appalachian

Non-consolidated: (3)
Berne	Monroe Co., OH	0.4	60	50%	Appalachian
Natrium	Marshall Co., WV	0.8	120	50%	Appalachian
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
Certain Equity-Method Investments
Appalachia Midstream Investments
Through our Appalachia Midstream Investments, we operate 100 percent of and own an approximate average 66 percent interest in the Bradford Supply Hub gathering system and own an approximate average 68 percent interest in the Marcellus South gathering system, together which consist of approximately 1,049 miles of gathering pipeline in the Marcellus Shale region with the capacity to gather 5,700 MMcf/d of natural gas. The majority of our volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania, and the northwestern panhandle of West Virginia in core areas of the Marcellus Shale. We operate the assets primarily under long-term, 100 percent fixed-fee gathering agreements that include significant acreage dedications. Additionally, some Marcellus South agreements have MVCs.
Laurel Mountain
We operate and own a 69 percent interest in a joint venture, Laurel Mountain, which includes a 1,147-mile gathering system in western Pennsylvania with the capacity to gather 0.9 Bcf/d of natural gas. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with exposure to natural gas prices, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale. Additionally, certain Laurel Mountain agreements have MVCs.
Blue Racer
We operate and own a 50 percent interest in Blue Racer. Blue Racer is a joint venture to own, operate, develop, and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 616 miles of gathering pipelines and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 800 MMcf/d and fractionation capacity of approximately 134 Mbbls/d. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and 101 miles of NGL and condensate pipelines connecting Natrium to Berne. Blue Racer provides gathering, processing, and marketing services primarily under percent-of-liquids and fixed-fee agreements.
Northeast G&P Operating Statistics

	2023	2022	2021
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d)	4.45	4.19	4.24
Plant inlet natural gas volumes (Bcf/d)	1.89	1.65	1.57
NGL production (Mbbls/d)	139	120	115
NGL equity sales (Mbbls/d)	1	1	1

Non-consolidated: (1)
Gathering volumes (Bcf/d)	6.92	6.61	6.79
Plant inlet natural gas volumes (Bcf/d)	0.93	0.71	0.82
NGL production (Mbbls/d)	65	51	56
NGL equity sales (Mbbls/d)	4	3	6
__________
(1)    Includes 100 percent of the volumes associated with operated equity-method investments, including Laurel Mountain and Blue Racer; as well as the Bradford Supply Hub and Marcellus South within Appalachia Midstream Investments.

West
Gas Gathering, Processing, and Treating Assets
The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations
Consolidated:
Wamsutter	Wyoming	2,273	0.7	100%	Wamsutter
Southwest Wyoming	Wyoming	1,614	0.5	100%	Southwest Wyoming
Piceance	Colorado	352	1.8	100%	Piceance
Barnett Shale	Texas	815	0.5	100%	Barnett Shale
Eagle Ford Shale	Texas	1,258	0.5	100%	Eagle Ford Shale
Haynesville Shale	Louisiana & Texas	987	5.2	100%	Haynesville Shale, Bossier Shale
Permian	Texas	113	0.1	100%	Permian
Mid-Continent	Oklahoma & Texas	1,697	0.2	100%	Miss-Lime, Granite Wash, Colony Wash
DJ Basin	Colorado	472	0.8	100%	Denver-Julesburg

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Echo Springs	Echo Springs, WY	0.6	48	100%	Wamsutter
Opal	Opal, WY	0.7	39	100%	Southwest Wyoming
Willow Creek	Rio Blanco Co., CO	0.5	30	100%	Piceance
Parachute	Garfield Co., CO	1.0	5	100%	Piceance
Fort Lupton (1)	Weld Co., CO	0.3	50	100%	Denver-Julesburg
Keenesburg I (1)	Weld Co., CO	0.2	40	100%	Denver-Julesburg
Front Range (2)	Weld Co., CO	0.1	12	100%	Denver-Julesburg
_______________
(1)Fort Lupton and Keenesburg I are a part of RMM which became a wholly owned subsidiary during 2023.
(2)Purchased as a part of the DJ Basin Acquisitions on November 30, 2023.
DJ Basin Acquisitions
On November 30, 2023, we closed on the acquisition of 100 percent of Cureton Front Range, LLC and the acquisition of the remaining 50 percent interest in Rocky Mountain Midstream Holdings LLC, both of which operate midstream assets in Colorado’s DJ Basin. The Cureton Acquisition includes gas gathering pipelines and two processing plants, one of which is currently idled. The RMM Acquisition was the purchase of our partner’s 50 percent interest, resulting in 100 percent ownership by us. RMM includes a natural gas gathering pipeline, an approximate 100-mile crude oil transportation pipeline, and natural gas processing assets in the DJ Basin. It also includes crude oil storage and compression assets.
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
Certain Equity-Method Investments
Overland Pass Pipeline
We operate and own a 50 percent interest in OPPL. OPPL is capable of transporting 255 Mbbls/d of NGLs and includes approximately 1,035 miles of NGL pipeline extending from Opal, Wyoming, to the Mid-Continent NGL market center near Conway, Kansas, along with extensions into the Piceance and DJ basins in Colorado and the Bakken Shale in the Williston basin in North Dakota. Our equity NGL volumes from our Wyoming plants and our Willow Creek facility in Colorado are dedicated for transport on OPPL under a long-term transportation agreement. NGL volumes from RMM are also transported on OPPL.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, a privately held Permian basin midstream company.
Targa Train 7
We own a 20 percent interest in Targa Train 7, a Mt. Belvieu, Texas, fractionation train.
West Operating Statistics

	2023	2022	2021
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d) (1)	6.02	5.19	3.25
Plant inlet natural gas volumes (Bcf/d)	1.54	1.15	1.23
NGL production (Mbbls/d)	91	43	41
NGL equity sales (Mbbls/d)	14	14	16
Non-Consolidated: (2)
Gathering volumes (Bcf/d)	—	0.29	0.29
Plant inlet natural gas volumes (Bcf/d)	—	0.28	0.28
NGL production (Mbbls/d)	—	33	29
________________
(1)    Includes volumes for gathering assets acquired in the Trace Acquisition after the purchase on April 29, 2022 as well as volumes for gathering assets acquired in the DJ Basin Acquisitions after the purchase on November 30, 2023. Further, the amounts for the acquired assets are averaged over the period owned, not over the entire year.
(2)    Includes 100 percent of the volumes associated with operated equity-method investment RMM prior to acquisition of the remaining 50 percent interest on November 30, 2023.
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
Gas & NGL Marketing Services Operating Statistics

	2023	2022	2021
	(Annual Average Amounts)
Sales Volumes:
Natural Gas (Bcf/d) (1)	7.05	7.20	7.70
NGLs (Mbbls/d)	223	250	227
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
Certain natural gas properties in Louisiana were transferred to us in November 2020 as part of a bankruptcy resolution with one of our customers. In the third quarter of 2021, we sold 50 percent of the existing wells and wellbore rights in the South Mansfield area of the Haynesville Shale region to a third party operator, in a strategic effort to develop the acreage, thereby enhancing the value of our midstream natural gas infrastructure. Under the agreement, the third party operates the upstream position and develops the undeveloped acreage. The third party’s interest in new wells increased to 75 percent in early 2023 when a certain drilling hurdle was met. We retained ownership in the undeveloped acreage until a separate acreage earning hurdle was met in the fourth quarter of 2023, at which time remaining undeveloped acreage was conveyed to the third party resulting in the third party owning 75 percent and us owning 25 percent.
Operating Statistics

	2023	2022	2021
	(Annual Average Amounts)
Net Product Sales Volumes:
Natural Gas (Bcf/d)	0.29	0.22	0.13
NGLs (Mbbls/d)	7	7	6
Crude Oil (Mbbls/d)	4	2	2
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
In August 2022, PHMSA published Rule 2, which is the last in the three part Mega Rule set of regulations. Rule 2 went into effect in May 2023, but a Stay of Enforcement until February 2024 limited the amount of the regulation that was implemented. Rule 2 contains new corrosion control requirements, new requirements for repair criteria outside of high consequence areas (HCAs), inspections to be performed after extreme weather events or natural disasters, management of change, and other integrity management related rule changes. Since the rule was published in 2022, we have worked to understand the regulatory changes and modify our procedures as needed. In total, we have modified more than 20 Williams procedures and forms to account for the Rule 2 changes. All procedures will be in effect when the February 2024 Stay of Enforcement expires.
In May 2023, PHMSA published the Gas Pipeline Leak Detection and Repair Notice of Proposed Rule Making (NPRM). While this regulation has not been published as final and is still subject to change, the rule could institute many new requirements including: increased survey and patrol frequencies, new timelines for repairing and mitigating leaks, strict performance standards for advanced leak detection programs, and other additional requirements focused on reducing methane emissions. We have been actively working to provide comments on the rule and are working to understand the overall impact if implemented as currently written.
Pipeline Integrity Regulations

We have an enterprise-wide Gas Integrity Management Plan that meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rules require gas pipeline operators to develop an integrity management program for pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments to be completed within required time frames. In meeting the integrity regulations, we have identified HCAs and developed baseline assessment plans. Ongoing periodic reassessments and initial assessments of any new HCAs have been completed. Also, in response to the portion of the Mega Rule implemented in 2021, we have identified Moderate Consequence Areas, and Class 3 and 4 pipeline locations required by the rule and integrated those segments into our integrity program, and have begun scheduling required assessments and reassessments as needed to meet the regulatory timelines. We estimate that the cost to be incurred in 2024 associated with this program to be approximately $163 million. Management considers costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business and, therefore, recoverable through Transco, Northwest Pipeline, and MountainWest’s rates.
We have an enterprise-wide Liquid Integrity Management Plan that we believe meets the PHMSA final rule that was issued pursuant to the requirements of the Pipeline Safety Improvement Act of 2002. The rule requires liquid pipeline operators to develop an integrity management program for liquid transmission pipelines that could affect HCAs in the event of pipeline failure. The integrity management program includes a baseline assessment plan along with periodic reassessments expected to be completed within required time frames. In meeting the integrity regulations, we utilized government defined HCAs and developed baseline assessment plans. We completed assessments within the required time frames. We estimate that the cost to be incurred in 2024 associated with this program will be approximately $4 million. Ongoing periodic reassessments and initial assessments of any new HCAs are expected to be completed within the time frames required by the rule. Management considers the costs associated with compliance with the rule to be prudent costs incurred in the ordinary course of business.

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

Outer Continental Shelf Lands Act
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
For additional information regarding the potential impact of federal, state, tribal, or local regulatory measures on our business and specific environmental issues, please refer to Part 1, Item 1A. “Risk Factors” — “Our operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose us to significant costs, liabilities, and expenditures that could exceed our expectations,” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data — Note 17 – Contingencies and Commitments.
COMPETITION
Our competitive strategy spans all our product and service offerings. We have a narrowed natural gas value chain focus that supports the exceptional reliability and quality services that are valued by our customers.
Gathering and Processing
Competition for natural gas gathering, processing, treating, transportation, and storage, as well as NGLs transportation, fractionation, and storage continues to increase as United States production continues to grow. Our midstream services compete with similar facilities that are in close proximity to our assets.

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

Our gathering and processing agreements are generally long-term agreements that may include acreage dedication. Competition for natural gas volumes is primarily based on reputation, flexibility of commercial terms (including but not limited to fees charged, products retained, volume commitments), available capacity, array and quality of services provided, as well as efficiency, reliability, and safety of services. We believe our significant presence in key supply basins, our expertise and reputation as a reliable and safe operator, our commitment to sustainability, and our ability to offer integrated packages of services position us well against our competition.

Regulated Interstate Natural Gas Transportation and Storage
The market for supplying natural gas is highly competitive and new pipelines, storage facilities, and other related services are expanding to service the growing demand for natural gas. Additionally, pipeline capacity in many natural gas supply basins is constrained and facing more regulation and opposition causing competition to increase among pipeline companies as they strive to connect those basins to major natural gas demand centers.

In our business, we predominately compete with major intrastate and interstate natural gas pipelines. Some local distribution companies are also involved in the long-haul transportation business through joint venture pipelines. The principle elements of competition in the interstate natural gas pipeline business are based on available capacity, rates, reliability, quality of customer service, diversity and flexibility of supply, and proximity or access to customers and market hubs.

We face competition in a number of our key markets, and we compete with other interstate and intrastate pipelines for deliveries to customers who can take deliveries at multiple points. Natural gas delivered on our system competes with alternative energy sources used to generate electricity such as hydroelectric power, solar, wind, coal, fuel oil, and nuclear. Future demand for natural gas within the power sector could be increased by growing power demand and by regulations limiting or discouraging coal use in power generation. Conversely, natural gas demand could be adversely affected by laws mandating or encouraging solar and wind power sources or restricting the use of natural gas.

Significant entrance barriers to build new pipelines exist, including increased federal and state regulations and elevated public opposition against new pipeline builds, and these factors will continue to impact potential competition for the foreseeable future. However, we believe our past success in working with regulators and the public, the position of our existing infrastructure, established strategic long-term contracts, and the fact that our pipelines have numerous receipt and delivery points along our systems provide us a competitive advantage, especially along the eastern seaboard and northwestern United States.
Energy Management and Marketing Services
Our Gas & NGL Marketing Services segment competes with national and regional full-service energy providers, producers, and pipeline marketing affiliates or other marketing companies that aggregate commodities with transportation and storage capacity.
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
HUMAN CAPITAL RESOURCES

We are committed to maintaining a work environment that enables us to attract, develop, and retain a highly skilled and diverse group of talented employees who help promote long-term value creation now and into the clean energy future.

Employees
As of February 1, 2024, we had 5,601 full-time employees located throughout the United States. Of this total, approximately 21 percent are women and 16 percent are ethnically diverse. During 2023, our voluntary turnover rate was 7.2 percent.
We encourage you to review our 2022 Sustainability Report available on our website for more information about our human capital programs and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Workforce Safety
We continue to advance our safety-first culture by developing and empowering our employees to operate our assets in a safe, reliable, and customer-focused way. We strive to continuously improve safety and implement best practices to progress towards zero safety incidents. When a safety hazard is recognized, every employee has the authority and responsibility to stop work activities, make changes to enhance safety, and share the lessons learned with the organization on how we made it right.

For 2022 and 2023, these goals included our Loss of Primary Containment Events Reduction, a Behavioral Near Miss to Incident Ratio goal aimed to focus attention on behaviors that are the leading causes of incidents, as well as a Methane Emissions Reduction goal focusing on our efforts to reduce greenhouse gas emissions by safely and reliably operating and maintaining assets. These three metrics comprise 15 percent of our annual incentive program for employees, and reinforce the importance of incident prevention and our commitment to environmental and safety-focused improvements. These metrics align the focus of the organization, from entry level to executives, and create a connection to annual compensation on environmental and safety performance.
For 2023, our Behavioral Near Miss to Incident Ratio and Methane Emissions Reduction goals outperformed the established targets, however, our Loss of Primary Containment Events goal fell short of the reduction targets.

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
We provide a comprehensive total rewards program that includes base salary, an annual incentive program, retirement benefits, and health benefits, including wellness and employee assistance programs. We provide employees with company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents, as well as adoption assistance. Our annual incentive program is a key component of our commitment to a performance culture focused on recognizing and rewarding high performance.
In order to attract and retain top talent, we create and are committed to maintaining a safe, inclusive workplace where employees feel valued, heard, respected, and supported in their personal and professional development. We utilize employee surveys and employee led advisory councils to ensure we understand the needs of the business from the perspective of our employees regarding engagement, development and inclusion. Additionally, we support employee engagement through formal programming including professional development, mentoring, and succession planning.
We provide comprehensive corporate and technical training programs that are agile and robust. These programs are designed to support the professional, skill, and technological development of our employees, which in turn creates a competitive advantage for our business. We are committed to adding long-term value to our business by investing in our employees’ growth and development. In addition to our internal development programming, we also support external development opportunities to further enhance our employees’ professional and technical skills. Performance is measured considering both the achieved results associated with attaining annual goals and observable skills and behaviors based on our defined competencies that contribute to workplace effectiveness and career success. Including the defined competencies in our annual performance assessments illustrates our emphasis on, and commitment to, achieving results in the right way.
Additionally, we are committed to strengthening the communities where we operate through philanthropic giving and volunteerism. We support Science, Technology, Engineering, and Math education initiatives, environmental conservation, first responder efforts, and the work of United Way agencies across the United States.
The Compensation and Management Development Committee of our Board of Directors oversees executive compensation and equity-based compensation plans and the material risks associated with our compensation program, as well as the oversight elements of human capital management, including diversity and inclusion, and talent development.
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
To create space for employees to share personal experiences and perspectives, and to appreciate and celebrate what makes people different, we offer Employee Resource Groups (ERGs). These groups are employee-led and based on similar interests and experiences, represent diverse communities and their allies, and are open to everyone. ERG members participate in community events, volunteer, lend professional and personal support to one another, and promote inclusion across the company. They also have executive sponsors and provide input to the leadership team.

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

Our Diversity and Inclusion Council, which includes members of the executive officer team, organizational and operational leaders, and individual employees, promotes policies, practices, and procedures that support the growth of a high-performing workforce where all individuals can achieve their full potential. The council serves as the governing body over enterprise diversity and inclusion initiatives, including enterprise diversity and inclusion events, organized and hosted by one of our 10 ERGs, and our annual awards that recognize an outstanding leader and an individual contributor who champion inclusion.

As of December 31, 2023, our Board of Directors includes 12 members, 11 of whom are independent members, 25 percent of whom are women, and 8.33 percent of whom are from an underrepresented race or ethnicity. As part of the director selection and nominating process, the Governance and Sustainability Committee annually assesses the Board’s diversity in areas such as expertise, geography, gender, race and ethnicity, and age. We strive to maintain a board of directors with diverse occupational and personal backgrounds.
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
•The impact of existing and future laws and regulations, the regulatory environment, environmental matters, and litigation, as well as our ability and the ability of other energy companies with whom we conduct or seek to conduct business, to obtain necessary permits and approvals, and our ability to achieve favorable rate proceeding outcomes;
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
•The risks resulting from outbreaks or other public health crises;
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
•Changes in the current geopolitical situation, including the Russian invasion of Ukraine and conflicts in the Middle East including between Israel and Hamas and conflicts involving Iran and its proxy forces;
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
RISK FACTORS
You should carefully consider the following risk factors in addition to the other information in this report. Each of these factors could adversely affect our business, prospects, financial condition, results of operations, cash flows, and, in some cases, our reputation. The occurrence of any of such risks could also adversely affect the value of an investment in our securities.
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
Demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy, as well as technological advances and renewable sources of energy, could reduce demand for natural gas in our markets and have an adverse effect on our business. Governmentally imposed constraints, such as prohibitions on natural gas hookups in newly constructed buildings and the recently announced permit freeze for new LNG export projects, could also artificially limit new demand for natural gas.
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
Some of our businesses may be dependent on a small number of suppliers for delivery of critical goods or services. If a supplier on which one of our businesses depends were to fail to timely supply required goods and services, such business may not be able to replace such goods and services in a timely manner or otherwise on favorable terms or at all. If our business is unable to adequately diversify or otherwise mitigate such supplier concentration risks and such risks were realized, such businesses could be subject to reduced revenues and increased expenses, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
We face pressures from our stockholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint, and promote sustainability. Our stockholders may require us to implement ESG procedures or standards in order to continue engaging with us, to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We adopted certain practices as highlighted in our 2022 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that our stockholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stockholders’ expectations, our business, ability to access capital, and/or our stock price could be harmed.
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
Given the volatile nature of the commodities we transport, process, store, and sell, our assets and the assets of our customers and others in our industry may be targets of terrorist activities. Uncertainty surrounding the Russian invasion of Ukraine, conflicts in the Middle East including between Israel and Hamas and conflicts involving Iran and its proxy forces, or other sustained military campaigns, may affect our operations in unpredictable ways, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terrorism. A terrorist attack could create significant price volatility, disrupt our business, limit our access to capital markets, or cause significant harm to our operations, such as full or partial disruption to our ability to produce, process, transport, or distribute natural gas, NGLs, or other commodities. Acts of terrorism, as well as events occurring in response to or in connection with acts of terrorism, could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A breach of our information technology infrastructure, including a breach caused by a cybersecurity attack on us or third parties with whom we are interconnected, may interfere with the safe operation of our assets, result in the disclosure of personal or proprietary information, and harm our reputation.
We rely on our information technology infrastructure to process, transmit, and store electronic information, including information we use to safely operate our assets. Our Board of Directors has oversight responsibility with regard to assessment of the major risks inherent in our business, including cybersecurity risks, and reviews management’s efforts to address and mitigate such risks, including the establishment and implementation of policies to address cybersecurity threats. We have invested, and expect to continue to invest, significant time, manpower, and capital in our information technology infrastructure. However, the age, operating systems, or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. While we believe that we maintain appropriate information security policies, practices, and protocols, we regularly face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational industrial control systems and safety systems that operate our pipelines, plants, and assets. We face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups,

“hacktivists”, or private individuals. We face the threat of theft and misuse of sensitive data and information, including customer and employee information. We also face attempts to gain access to information related to our assets through attempts to obtain unauthorized access by targeting acts of deception against individuals with legitimate access to physical locations or information. We also are subject to cybersecurity risks arising from the fact that our business operations are interconnected with third parties, including third-party pipelines, other facilities and our contractors and vendors. In addition, the breach of certain business systems could affect our ability to correctly record, process, and report financial information. Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, which may increase as a result of the Russian invasion of Ukraine or other geopolitical tensions and conflicts, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, and have a material adverse effect on our operations, financial condition, results of operations, and cash flows.
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
Our businesses may be negatively impacted by adverse economic conditions or future disruptions in the global financial markets. Included among these potential negative impacts are industrial or economic contraction leading to reduced energy demand and lower prices for our products and services and increased difficulty in collecting amounts owed to us by our customers. Geopolitical tensions and conflicts including those in the Middle East between Israel and Hamas and Iran or its proxy forces, as well as the ongoing Russian invasion of Ukraine and the actions undertaken by western nations in response to these conflicts have had, and may continue to have, adverse impacts on global financial markets. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to implement our business plans or otherwise take advantage of business opportunities or respond to competitive pressures. In addition, financial markets have periodically been affected by concerns over U.S. fiscal and monetary policies. These concerns, as well as actions taken by the U.S. federal government in response to these concerns, could significantly and adversely impact the global and U.S. economies and financial markets, which could negatively impact us in the manner described above.
Restrictions in our debt agreements and the amount of our indebtedness may affect our future financial and operating flexibility.
Our total outstanding long-term debt (including current portion and commercial paper) as of December 31, 2023, was $26.4 billion.
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
Our failure to comply with the covenants in the documents governing our indebtedness could result in events of default, which could render such indebtedness due and payable. We may not have sufficient liquidity to repay our indebtedness in such circumstances. In addition, cross-default or cross-acceleration provisions in our debt agreements could cause a default or acceleration to have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For more information regarding our debt agreements, please read Note 12 – Debt and Banking Arrangements.
Changes to interest rates or increases in interest rates could adversely impact our access to credit, share price, our ability to issue securities or incur debt for acquisitions or other purposes, and our ability to make cash dividends at our intended levels.
Interest rates have risen in recent years and may increase in the future. As a result, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our share price will be impacted by the level of our dividends and implied dividend yield. The dividend yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on our share price and our ability to issue equity or incur debt for acquisitions or other purposes and to pay cash dividends at our intended levels.
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
In addition, existing regulations, including those pertaining to financial assurances to be provided by our businesses in respect of potential asset decommissioning and abandonment activities, might be revised, reinterpreted, or otherwise enforced in a manner that differs from prior regulatory action. New laws and regulations, including those pertaining to oil and gas hedging and cash collateral requirements, might also be adopted or become applicable to us, our customers, or our business activities. The current U.S. governmental administration and its policies, which often oppose the development or expansion of fossil fuel energy, have increased the likelihood of such legal and regulatory developments. If new laws or regulations are imposed relating to oil and gas extraction, or if additional or revised levels of reporting, regulation, or permitting moratoria are required or imposed, including those related to hydraulic fracturing, the volumes of natural gas and other products that we transport, gather, process, and treat could decline, our compliance costs could increase, and our results of operations could be adversely affected.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We recognize the increasing volume and sophistication of cyber threats and take our responsibility to protect the information and systems under our purview seriously. Our cybersecurity processes aim to provide a comprehensive approach to assess, identify, and manage material risks arising from these cybersecurity threats.
Comprehensive Cybersecurity Program: We have implemented a comprehensive cybersecurity risk management program (Cybersecurity Program) that is aligned with the National Institute for Standards and Technology Cybersecurity Framework. Our Cybersecurity Program provides a risk-based approach to cybersecurity, and security controls are tailored so that cost-effective controls can be applied commensurate with the risk and sensitivity of specific information systems, control systems, and enterprise data. Our Cybersecurity Program incorporates best practices and industry standards from multiple sources and is designed to comply with applicable regulations. The Cybersecurity Program includes, but is not limited to, the following elements: risk assessment, policies and procedures, training and awareness, auditing, compliance monitoring and testing, and incident response.
Integration with Overall Risk Management: Our cybersecurity processes have been integrated into our overall risk management system and processes. We consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our cybersecurity risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
Engagement of Third Parties: We often engage with specialized third-party assessors, consultants, auditors, and other experts to review, validate, and enhance our cybersecurity practices. Their independent assessments provide an external perspective on our cybersecurity posture, allowing us to leverage best practices from the industry and ensure our defenses remain robust. All third parties engaged for such processes are subjected to rigorous scrutiny to ensure they meet our security standards.
Oversight of Third-party Service Providers: We acknowledge the potential risks associated with our use of third-party service providers. Therefore, we have established processes to oversee and identify material cybersecurity risks that may be associated with third-party service providers with whom we engage. This includes conducting thorough, risk-based due diligence before onboarding, performing security assessments, and confirming adherence to our cybersecurity requirements. We also maintain active communication channels with these providers to stay informed about any potential security incidents or concerns.
Disclosure of Risks: We describe how risks from cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition, as part of our risk factor disclosures at Part I, Item 1A of this Annual Report on Form 10-K.
We are committed to continually enhancing our cybersecurity processes and practices to address the dynamic nature of the threats we face and to ensure the security and integrity of our systems and data.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. Each member of our organization, from facility operators to board members, has a responsibility to safeguard our cybersecurity. Our Chief Information Security Officer (CISO) is responsible for our cybersecurity strategy and execution, while the Board and the Audit Committee are responsible for oversight of our cybersecurity risk.
The Cybersecurity Executive Advisory Board (Executive Advisory Board) is led by the CISO, with the Chief Information Officer (CIO), Chief Financial Officer, Chief Human Resources Officer, the General Counsel, and the Chief Operations Officer as standing members. The Executive Advisory Board’s purpose is to ensure enterprise alignment with the Cybersecurity Program and provide executive oversight of the Cybersecurity Program.
Our Board of Directors oversees cybersecurity-related policy and strategy. As part of this oversight, our CISO provides a cybersecurity dashboard that is reviewed by the Board at every regularly scheduled Board meeting, which includes key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance toward Transportation Security Administration (TSA) compliance. Additionally, our CIO and/or CISO presents to the Board bi-annually regarding our cybersecurity risks and strategies, including as part of our annual long-term strategy session. The Audit Committee, comprised of independent directors, reviews the implementation and effectiveness of cybersecurity risk management protocols and reviews the effectiveness of cybersecurity as part of the Company’s accounting and internal control policies. As part of this oversight, our CIO presents to the Audit Committee bi-annually, as well as periodically in conjunction with any internal audits related to cybersecurity. Additionally, we have protocols by which cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, are reported to the Board, as well as ongoing updates regarding any such incident until it has been addressed.
Our CIO has been in his role at Williams for over 10 years and has over 30 years of combined Information Technology experience with a broad scope of responsibility. He has provided senior leadership support of the cybersecurity and risk management programs since 2013. Our CIO holds a bachelor’s degree in management information systems (MIS) from the University of Oklahoma and a Master of Business Administration in MIS from the University of Dallas.
Our CISO has been at Williams for over 25 years. During that time, he has held a variety of IT positions at multiple levels in the organization ranging from network engineering to application development, project management as well as several IT Manager and Director roles. He has had oversight of our cybersecurity and risk management programs since 2017. Active in government and private sector partnerships, he is currently serving as the outgoing Chair of the Oil & Natural Gas Subsector Coordinating Council and recently acted as the Chair of the Interstate Natural Gas Association of America security committee. Our CISO holds degrees in Business Administration and MIS from the University of Oklahoma and is certified in Leadership from Harvard Business School’s executive education. In 2018, he obtained his Chief Information Security Officer certification from Carnegie Mellon University.
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
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All such notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We have entered into a consent decree with the DOJ and other agencies regarding global resolution of the claims at these facilities, as well as alleged violations at certain other facilities. The consent decree, which became effective on December 26, 2023, imposes both payment of a civil penalty in the amount of $3.75 million and an injunctive relief component.

Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 17 – Contingencies and Commitments included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 17 – Contingencies and Commitments included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Information About Our Executive Officers
The name, title, age, period of service, and recent business experience of each of our executive officers as of February 21, 2024, are listed below.

Name and Position	Age	Business Experience in Past Five Years (or Relevant Business Experience)

Alan S. Armstrong	61	2011 to present	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Director, Chief Executive Officer, and President		2015 to 2018	Chairman of the Board, Williams Partners L.P.
		2014 to 2018	Chief Executive Officer, Williams Partners L.P.
		2012 to 2018	Director of the general partner, Williams Partners L.P.
Micheal G. Dunn	58	2017 to present	Executive Vice President and Chief Operating Officer, The Williams Companies, Inc.
Executive Vice President and Chief Operating Officer		2017 to 2018	Director of the general partner, Williams Partners L.P.
Mary A. Hausman	52	2022 to present	Vice President, Chief Accounting Officer and Controller, The Williams Companies, Inc.
Vice President, Chief Accounting Officer and Controller		2019 to 2022	Staff Vice President of Internal Audit, The Williams Companies, Inc.
		2019	Director Special Projects, The Williams Companies, Inc.
		2013 to 2019	Vice President and Chief Accounting Officer, NV Energy (a Berkshire Hathaway Energy Company)
Larry C. Larsen	49	2022 to present	Senior Vice President Gathering & Processing, The Williams Companies, Inc.
Senior Vice President Gathering & Processing		2020 to 2021	Vice President Strategic Development, The Williams Companies, Inc.
		2019 to 2020	Vice President Rocky Mountain Midstream, The Williams Companies, Inc.
		2018 to 2019	Vice President GM Rocky Mountain Midstream, The Williams Companies, Inc.
		2017 to 2018	Vice President Central Services, The Williams Companies, Inc.
Eric J. Ormond	37	2023 to present	Senior Vice President Project Execution, The Williams Companies, Inc.
Senior Vice President Project Execution		2023	Senior Vice President Commercial Operations, Engineering & Project Management, Crestwood Midstream Partners LP
		2020 to 2023	Senior Vice President Engineering & Project Management, Crestwood Midstream Partners LP
		2017 to 2020	Vice President Strategic Development & New Ventures, Crestwood Midstream Partners LP
Debbie (Cowan) Pickle	46	2018 to present	Senior Vice President and Chief Human Resources Officer, The Williams Companies, Inc.
Senior Vice President and Chief Human Resources Officer		2013 to 2018	Global Vice President of Human Resources, Koch Chemical Technology Group, LLC

Name and Position	Age	Business Experience in Past Five Years (or Relevant Business Experience)

John D. Porter	54	2022 to present	Senior Vice President and Chief Financial Officer, The Williams Companies, Inc.
Senior Vice President and Chief Financial Officer		2020 to 2021	Vice President, Chief Accounting Officer, Controller and Financial Planning & Analysis, The Williams Companies, Inc.
		2017 to 2019	Vice President Enterprise Financial Planning & Analysis and Investor Relations, The Williams Companies, Inc.
		2013 to 2017	Director of Investor Relations & Enterprise Planning, The Williams Companies, Inc.
Chad A. Teply	52	2023 to present	Senior Vice President – Transmission & Gulf of Mexico, The Williams Companies, Inc.
Senior Vice President – Transmission & Gulf of Mexico		2020 to 2023	Senior Vice President – Project Execution, The Williams Companies, Inc.
		2017 to 2020	Senior Vice President – Business Policy and Development, PacifiCorp (a Berkshire Hathaway Energy Company)
T. Lane Wilson	57	2017 to present	Senior Vice President and General Counsel, The Williams Companies, Inc.
Senior Vice President and General Counsel
Chad J. Zamarin	47	2023 to present	Executive Vice President of Corporate Strategic Development, The Williams Companies, Inc.
Executive Vice President of Corporate Strategic Development		2017 to 2023	Senior Vice President – Corporate Strategic Development, The Williams Companies, Inc.
		2017 to 2018	Director of the general partner, Williams Partners L.P.
		2014 to 2017	President – Pipeline and Midstream, Cheniere Energy, Inc.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 16, 2024, we had 5,803 holders of record of our common stock.
Share Repurchase Program

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	—	$—	—	$1,360,938,325
November 1 - November 30, 2023	—	$—	—	$1,360,938,325
December 1 - December 31, 2023	—	$—	—	$1,360,938,325
Total	—		—

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
Performance Graph
Set forth below is a line graph comparing our cumulative total stockholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index, the Bloomberg Americas Pipelines Index, and the Arca Natural Gas Index for the period of five fiscal years commencing January 1, 2019. The Bloomberg Americas Pipelines Index is composed of Enbridge Inc., TC Energy Corporation, Kinder Morgan, Inc., ONEOK, Inc., Cheniere Energy, Inc., Pembina Pipeline Corporation, Targa Resources Corp., Hess Midstream LP, and Williams. The Arca Natural Gas Index is comprised of over 20 highly capitalized companies in the natural gas industry involved primarily in natural gas exploration and production and natural gas pipeline transportation and transmission. The graph below assumes an investment of $100 at the beginning of the period.

	2018	2019	2020	2021	2022	2023
The Williams Companies, Inc.	100.0	114.2	105.5	146.1	194.2	217.4
S&P 500 Index	100.0	131.5	155.6	200.3	164.0	207.0
Bloomberg Americas Pipelines Index	100.0	135.3	107.0	143.5	165.8	177.3
Arca Natural Gas Index	100.0	98.8	85.5	137.1	175.5	189.1

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
The ongoing strategy of our midstream operations is to safely and reliably operate large-scale midstream infrastructure where our assets can be fully utilized and drive low per-unit costs. We focus on consistently attracting new business by providing highly reliable service to our customers. These services include natural gas gathering, processing, treating, compression and storage, NGL fractionation, transportation and storage, crude oil production handling and transportation, as well as marketing services for NGL, crude oil, and natural gas.
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
•West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, the Mid-Continent region which includes the Anadarko and Permian basins, and the DJ Basin of Colorado which includes RMM, a former 50 percent equity-method investment in which we acquired the remaining ownership interest in November 2023. This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in OPPL, a 20 percent equity-method investment in Targa Train 7, and a 15 percent equity-method investment in Brazos Permian II.
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
Dividends
In December 2023, we paid a regular quarterly dividend of $0.4475 per share. On January 30, 2024, our board of directors approved a regular quarterly dividend of $0.4750 per share payable on March 25, 2024.
Overview of the Results of Operations
Net income (loss) attributable to The Williams Companies, Inc. for the year ended December 31, 2023, increased by $1.13 billion over the prior year. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
Expansion Project Updates
Significant expansion project updates for the period, including projects placed into service are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Northeast G&P
Susquehanna Supply Hub Gathering Expansion
We have an agreement in place with a third party for a construction project to facilitate natural gas production growth in the Susquehanna region. We constructed approximately 22 miles of gathering pipeline and associated incremental compression. The system added incremental natural gas gathering capacity of 320 MMcf/d. This project went into service in the fourth quarter of 2023.
Utica Shale Gathering Expansion
We have an agreement in place with a third party for a construction project to facilitate natural gas production growth in the Utica region on our Cardinal gathering system. We constructed approximately 30 miles of gathering pipeline and associated incremental compression. The system added incremental natural gas gathering capacity of 125 MMcf/d. Phase 1 of this project was placed into service in the third quarter of 2023 and Phase 2 went into service in the fourth quarter of 2023.
Transmission & Gulf of Mexico
Regional Energy Access
In January 2023, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We placed approximately half of the project into service in the fourth quarter of 2023 and plan to place the remainder of the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.
Acquisitions and Divestitures (see Note 3 – Acquisitions and Divestitures)
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi, from Hartree Partners LP for $1.95 billion, subject to working capital and post-closing adjustments. The purpose of this acquisition was to expand our natural gas storage footprint in the Gulf Coast region, and will be reported in the Transmission & Gulf of

Mexico segment. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration.
DJ Basin Acquisitions
On November 30, 2023, we closed on the acquisition of 100 percent of Cureton, whose operations are located in the DJ Basin, for $546 million, subject to working capital and post-closing adjustments. Concurrently, we closed on the acquisition of an additional 50 percent interest in our equity-method investment RMM for $704 million. We now own 100 percent of and consolidate RMM. The purpose of these acquisitions was to expand our gathering and processing footprint in the DJ Basin. The Cureton Acquisition was funded with cash on hand. Substantially all of the RMM purchase price is not due to the seller until the first quarter of 2025, does not accrue interest until the fourth quarter of 2024, and may be repaid early without penalty. These businesses are reported within the West segment.
Sale of Certain Gulf Coast Liquids Pipelines
On September 29, 2023, we completed the sale of various petrochemical and feedstock pipelines and associated contracts in the Gulf Coast region for $348 million. As a result of this sale, we recorded a gain of $129 million in 2023 in our Transmission & Gulf of Mexico segment.
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest Pipelines Holding Company which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity, for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt. The MountainWest Acquisition expands our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado. This business is reported within the Transmission & Gulf of Mexico segment.
Favorable Judgment Against Energy Transfer
We have been involved in litigation since 2016 in Delaware Chancery Court with Energy Transfer Equity, L.P. (Energy Transfer) related to the Agreement and Plan of Merger with Energy Transfer, dated as of September 28, 2015. On December 29, 2021, the court entered judgment in our favor in the amount of $410 million, plus interest at the contractual rate, and our reasonable attorneys’ fees and expenses. On September 21, 2022, the Delaware Chancery Court entered a final order and judgment awarding us a termination fee, attorney’s fees, expenses, and interest in the amount of $602 million plus additional interest starting September 17, 2022. Energy Transfer appealed to the Delaware Supreme Court. The Delaware Supreme Court held oral argument en banc on July 12, 2023. On October 10, 2023, the Delaware Supreme Court issued an opinion affirming the Delaware Chancery Court ruling. On October 25, 2023, Energy Transfer filed a motion for reargument with the Delaware Supreme Court, which was denied.
On November 28, 2023, we received a $627 million payment from Energy Transfer for the final order and judgment. On the same day, we paid attorney fees which had been incurred on a contingent fee basis. This resulted in a net gain of $534 million reported as Net gain from Energy Transfer litigation judgment in our Consolidated Statement of Income for the year ended December 31, 2023 (See Note 17 – Contingencies and Commitments).
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

Company Outlook
Our strategy is to provide a large-scale, reliable, and clean energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. We accomplish this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. We continue to maintain a strong commitment to safety, environmental stewardship including seeking opportunities for renewable energy ventures, operational excellence, and customer satisfaction. We believe that accomplishing these goals will position us to deliver safe, reliable, clean energy services to our customers and an attractive return to our shareholders. Our business plan for 2024 includes a continued focus on earnings and cash flow growth.

In 2024, our operating results are expected to benefit from the recent Gulf Coast Storage and DJ Basin acquisitions. We also anticipate increases resulting from Transmission & Gulf of Mexico expansion projects, including the Regional Energy Access project, and annual inflation-based rate increases across our gathering and processing business. These increases are partially offset by lower expected Gas & NGL Marketing Services results, the absence of realized hedge gains captured in 2023, and a decrease in expected volumes in the Appalachian Basin associated with a lower expected commodity price environment.

We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2024 are expected to be in a range from $1.45 billion to $1.75 billion, excluding acquisitions. Growth capital spending in 2024 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Basin, and projects supporting the Northeast G&P business. We also expect to invest capital in our Other segment ventures. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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
Regional Energy Access
In January 2023, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We placed approximately half of the project into service in the fourth quarter of 2023 and plan to place the remainder of the project into service as early as the fourth quarter of 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 829 Mdth/d.
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
Texas to Louisiana Energy Pathway
In January 2024, we received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. We plan to place the project into service as early as the first quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 364 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.
Southeast Energy Connector
In November 2023, we received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. We plan to place the project into service in the second quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 150 Mdth/d.

Commonwealth Energy Connector
In November 2023, we received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 105 Mdth/d.
Alabama Georgia Connector
In April 2023, we filed an application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from our Station 85 pooling point in Alabama to customers in Georgia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 64 Mdth/d.
Southeast Supply Enhancement
We plan to file an application with the FERC as early as the third quarter of 2024 for this project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in Virginia, North Carolina, South Carolina, Georgia, and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,587 Mdth/d.
Overthrust Westbound Compression Expansion
In November 2023, we filed an application with the FERC for the project, which involves an expansion of MountainWest’s existing natural gas transmission system to provide incremental firm transportation capacity from multiple receipt points in Wamsutter, Wyoming to a delivery point in Opal, Wyoming. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 325 Mdth/d.
Northeast G&P

Cardinal Gathering Expansion

We have an agreement in place with a third party to facilitate natural gas production growth in the Utica Shale region. We plan to construct approximately 8 miles of gathering pipeline and associated incremental compression. The system, once constructed, will add incremental capacity of 125 MMcf/d and will provide natural gas gathering services to the third party. The project is expected to go into service in the third quarter of 2025.
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
Pension and Postretirement Obligations
We have pension and other postretirement benefit plans that require the use of assumptions and estimates to determine the benefit obligations and costs. These estimates and assumptions involve significant judgment and actual results will likely be different than anticipated. Estimates and assumptions utilized include the expected long-term rates of return on plan assets, discount rates, cash balance interest crediting rate, and employee demographics, including retirement age and mortality. These assumptions are reviewed annually and adjustments are made as needed. The assumptions utilized to compute the benefit obligations and costs are shown in Note 7 – Employee Benefit Plans.
The following table presents the estimated increase (decrease) in net periodic benefit cost and obligations resulting from a one-percentage-point change in the specific assumption.

	Benefit Cost		Benefit Obligation
	One- Percentage- Point Increase	One- Percentage- Point Decrease	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(Millions)
Pension benefits:
Discount rate	$3	$(4)	$(73)	$85
Expected long-term rate of return on plan assets	(11)	11	—	—
Cash balance interest crediting rate	5	(4)	54	(47)
Other postretirement benefits:
Discount rate	(3)	4	(13)	16
Expected long-term rate of return on plan assets	(3)	3	—	—
Our expected long-term rates of return on plan assets, as determined at the beginning of each fiscal year, are based on historical returns, forward-looking capital market expectations of at least 10 years from our third-party independent investment advisor, as well as the investment strategy and relative weightings of the asset classes within the investment portfolio. Our expected long-term rate of return on plan assets used for our pension plans was 5.17 percent in 2023. The 2023 actual return on plan assets for our pension plans was approximately 11.4 percent. The 10-year average rate of return on pension plan assets through December 2023 was approximately 6.4 percent. The expected rates of return on plan assets are long-term in nature and are not significantly impacted by short-term market performance.
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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2023 and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,
	2023	$ Change from 2022*	% Change from 2022*	2022	$ Change from 2021*	% Change from 2021*	2021
	(Millions)
Revenues:
Service revenues	$7,026	+490	+7%	$6,536	+535	+9%	$6,001
Service revenues – commodity consideration	146	-114	-44%	260	+22	+9%	238
Product sales	2,779	-1,777	-39%	4,556	+20	—%	4,536
Net gain (loss) from commodity derivatives	956	+1,343	NM	(387)	-239	-161%	(148)
Total revenues	10,907			10,965			10,627
Costs and expenses:
Product costs	1,884	+1,485	+44%	3,369	+562	+14%	3,931
Net processing commodity expenses	151	-63	-72%	88	+13	+13%	101
Operating and maintenance expenses	1,984	-167	-9%	1,817	-269	-17%	1,548
Depreciation and amortization expenses	2,071	-62	-3%	2,009	-167	-9%	1,842
Selling, general, and administrative expenses	665	-29	-5%	636	-78	-14%	558
Gain on sale of business	(129)	+129	NM	—	—	—%	—
Other (income) expense – net	(30)	+58	NM	28	-12	-75%	16
Total costs and expenses	6,596			7,947			7,996
Operating income (loss)	4,311			3,018			2,631
Equity earnings (losses)	589	-48	-8%	637	+29	+5%	608
Other investing income (loss) – net	108	+92	NM	16	+9	+129%	7
Interest expense	(1,236)	-89	-8%	(1,147)	+32	+3%	(1,179)
Net gain from Energy Transfer litigation judgment	534	+534	NM	—	—	—%	—
Other income (expense) – net	99	+81	NM	18	+12	+200%	6
Income (loss) before income taxes	4,405			2,542			2,073
Less: Provision (benefit) for income taxes	1,005	-580	-136%	425	+86	+17%	511
Income (loss) from continuing operations	3,400			2,117			1,562
Income (loss) from discontinued operations	(97)	-97	NM	—	—	—%	—
Net income (loss)	3,303			2,117			1,562
Less: Net income (loss) attributable to noncontrolling interests	124	-56	-82%	68	-23	-51%	45
Net income (loss) attributable to The Williams Companies, Inc.	$3,179	+1,130	+55%	$2,049	+532	+35%	$1,517
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

2023 vs. 2022
Service revenues increased primarily due to:
•Higher volumes from acquisitions at our Transmission & Gulf of Mexico segment;
•Higher volumes and rates at our Northeast G&P segment; partially offset by
•Lower rates, partially offset by higher volumes at our West segment.
The net sum of Service revenues – commodity consideration, Product sales, Product costs, net realized gains and losses on commodity derivatives related to sales of product, and net realized processing commodity expenses for our reportable segments (excludes Other) comprise our Commodity margins. Product sales and net realized gains and losses on commodity derivatives at our Other segment, which reflect sales related to our upstream operations, comprise Net realized product sales.
Service revenues – commodity consideration, which represent payments we receive in the form of commodities for processing services provided, decreased primarily due to lower NGL prices. Most of these NGL volumes are sold during the month processed and are offset within Product costs below.
The Product sales decrease primarily consists of:
•Lower marketing sales activities at our Gas & NGL Marketing Services segment;
•Lower sales from upstream operations within Other;
•Lower equity NGL sales prices primarily at our West and Transmission & Gulf of Mexico segments;
•Lower system management gas sales primarily at our West and Transmission & Gulf of Mexico segments.
As we are acting as agent for natural gas marketing customers, our natural gas marketing product sales are presented net of the related costs of those activities within our Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in our Gas & NGL Marketing Services, West, and Other segments (see Note 16 – Commodity Derivatives).
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream-related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which is not recognized until the underlying transaction occurs.
The Product costs decrease primarily consists of:
•Lower marketing activities at our Gas & NGL Marketing Services segment;
•Lower costs associated with NGLs acquired as commodity consideration related to our equity NGL production activities;
•Lower system management gas purchases primarily at our West and Transmission & Gulf of Mexico segments.
Net processing commodity expenses increased primarily due to:
•Unfavorable change in unrealized gains and losses from commodity derivatives related to processing plant shrink gas purchases (see Note 16 – Commodity Derivatives);

•Partially offset by lower natural gas purchases due to lower prices associated with our equity NGL production activities primarily at our West and Transmission & Gulf of Mexico segments.
Operating and maintenance expenses increased primarily due to higher operating costs, including increased costs associated with the February 2023 MountainWest Acquisition, the April 2022 Trace Acquisition, and the August 2022 NorTex Asset Purchase, and increased scope and timing of operating and maintenance activities.
Depreciation and amortization expenses increased primarily related to our upstream assets, and assets acquired in the February 2023 MountainWest Acquisition, the April 2022 Trace Acquisition, and the August 2022 NorTex Asset Purchase. The increase is partially offset by lower amortization of intangibles related to our 2021 Sequent Acquisition.
Selling, general, and administrative expenses increased primarily due to acquisition and transition-related costs associated with the MountainWest Acquisition.
Gain on sale of business resulted from our sale of certain liquids pipelines in the Gulf Coast region (see Note 3 – Acquisitions and Divestitures).
Other (income) expense – net within Operating income (loss) changed favorably primarily due to:
•A favorable change associated with regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline and the absence of 2022 regulatory charges associated with a decrease in Transco’s estimated deferred state income tax rate;
•The absence of a 2022 loss related to Eminence storage cavern abandonments;
•A 2023 gain related to a contract settlement.
Equity earnings (losses) changed unfavorably primarily due to a decrease at Laurel Mountain and our share of a loss contingency accrual related to our 14 percent ownership in Aux Sable Liquid Products LP, partially offset by increases at Blue Racer and OPPL.
The favorable change in Other investing income (loss) – net includes higher interest income earned on higher cash and cash equivalent balances, and a gain on remeasuring our existing equity-method investment in RMM to fair value with the acquisition of the remaining 50 percent ownership (see Note 3 – Acquisitions and Divestitures).
The increase in Interest expense was primarily due to our 2023 debt issuances and MountainWest's long-term debt (see Note 12 – Debt and Banking Arrangements), partially offset by an increase in interest capitalized related to ongoing expansion projects.
The Net gain from Energy Transfer litigation judgment resulted from a favorable ruling on the final order and judgment of our complaint against Energy Transfer (see Note 17 – Contingencies and Commitments).
The favorable change in Other income (expense) – net below Operating income (loss) includes an increase in equity allowance for funds used during construction (equity AFUDC) at our Transmission & Gulf of Mexico segment and the related effects of deferred taxes within Other.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income, the absence of a benefit related to the release of valuation allowances on deferred income tax assets in 2022, a lower benefit associated with decreases in our estimate of the state deferred income tax rate in both periods, and the absence of 2022 federal income tax settlements. See Note 6 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $125 million to increase the related accrued liability associated with our Alaska refinery contamination litigation, partially offset by the related income tax effect (see Note 17 – Contingencies and Commitments).

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
Product sales increased primarily due to higher marketing sales prices and volumes, including increased volumes associated with the Sequent Acquisition in third-quarter 2021 and the Trace Acquisition in second-quarter 2022. Product sales also increased due to higher sales volumes and prices associated with our upstream operations and system management gas sales, as well as higher prices and lower volumes related to our equity NGL sales activities. These increases were partially offset by an unfavorable change in natural gas marketing sales primarily due to the impact of netting the 2022 legacy natural gas marketing revenues with the associated costs (see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies). As we are acting as agent for natural gas marketing customers of our Gas & NGL Marketing Services segment, our natural gas marketing product sales are presented net of the related costs of those activities, including significant 2022 lower of cost or net realizable value adjustments to our natural gas inventory.
The unfavorable change in Net gain (loss) from commodity derivatives primarily reflects higher net unrealized losses in our Gas & NGL Marketing Services segment, and higher net realized losses related to derivative contracts in our Other segment. Lower net realized losses at our West segment and a net unrealized gain at our Other segment in 2022 partially offset these impacts.
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
Net processing commodity expenses decreased primarily due to the impact of a 2022 net unrealized gain from derivatives for processing plant shrink gas purchases and lower volumes for natural gas purchases associated with our equity NGL production activities, partially offset by higher net realized prices.
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
Provision (benefit) for income taxes changed favorably primarily due to a benefit associated with a decrease in our estimate of the state deferred income tax rate, a benefit related to the release of a valuation allowance, and federal settlements, partially offset by higher pre-tax income. See Note 6 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher results at the Northeast JV.
Year-Over-Year Operating Results – Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 18 – Segment Disclosures includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Transmission & Gulf of Mexico

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Service revenues	$3,858	$3,579	$3,385
Service revenues – commodity consideration (1)	38	64	52
Product sales (1)	252	404	349
Net realized gain (loss) from commodity derivatives (1)	2	—	—
Segment revenues	4,150	4,047	3,786

Product costs (1)	(246)	(399)	(349)
Net processing commodity expenses (1)	(13)	(26)	(17)
Other segment costs and expenses	(1,157)	(1,141)	(982)
Gain on sale of business	129	—	—
Proportional Modified EBITDA of equity-method investments	205	193	183
Transmission & Gulf of Mexico Modified EBITDA	$3,068	$2,674	$2,621

Commodity margins	$33	$43	$35
_______________
(1)Included as a component of Commodity margins.

2023 vs. 2022
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues and a Gain on sale of business.
Service revenues increased primarily due to:
•A $222 million increase due to the acquisition of MountainWest primarily in transportation and storage revenues;
•A $42 million increase due to the NorTex Asset Purchase primarily in storage and transportation revenues;
•A $30 million increase in the Eastern Gulf Coast region primarily due to higher production handling volumes from new wells at Devils Tower, partially offset by lower volumes from the Norphlet pipeline due to natural decline;
•A $15 million increase in Transco’s revenues associated with the Regional Energy Access expansion project placed partially in-service in the fourth quarter of 2023;
•A $12 million increase in Transco’s and Northwest Pipeline’s revenues associated with short-term firm transportation; partially offset by
•A $19 million decrease due to lower rates from the FERC rate case settlement effective January 1, 2023, at Northwest Pipeline;
•A $14 million decrease in reimbursable electric power costs and storage rates, offset by similar changes in electricity charges and storage costs, reflected in Other segment costs and expenses;
•A $10 million decrease due to the sale of certain liquids pipelines in the Gulf Coast region in September 2023 primarily in transportation revenues (see Note 3 – Acquisitions and Divestitures).
Commodity margins decreased primarily due to a $15 million decrease from our equity NGLs, driven by unfavorable net realized pricing for equity NGL sales, partially offset by lower prices for natural gas purchases associated with our equity NGL production activities.
Other segment costs and expenses increased primarily due to:
•Higher operating and administrative costs including higher operating, acquisition, and transition costs related to our MountainWest Acquisition and NorTex Asset Purchase; and higher costs related to timing and scope of general maintenance activities primarily at Transco, partially offset by lower reimbursable electric power costs and storage costs, which are offset by a similar change in electricity reimbursements and storage revenues reflected in Service revenues; and lower employee-related costs;
•Higher project feasibility costs; partially offset by
•Favorable changes associated with regulatory liabilities established for the impacts of deferred income taxes at Northwest Pipeline associated with the FERC rate case settlement mentioned above in Service revenues and the absence of 2022 regulatory charges associated with decreases in Transco’s estimated deferred state income tax rate;
•A favorable change in equity AFUDC as a result of increased capital expenditures at Transco;
•The absence of losses related to Eminence storage cavern abandonments in 2022.
Gain on sale of business reflects a gain recognized on the sale of certain liquids pipelines in the Gulf Coast region in September 2023 (see Note 3 – Acquisitions and Divestitures).

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

Northeast G&P

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Service revenues	$1,896	$1,654	$1,528
Service revenues – commodity consideration (1)	5	14	7
Product sales (1)	132	134	99
Segment revenues	2,033	1,802	1,634

Product costs (1)	(123)	(135)	(99)
Net processing commodity expenses (1)	(2)	(3)	(2)
Other segment costs and expenses	(566)	(522)	(503)
Proportional Modified EBITDA of equity-method investments	574	654	682
Northeast G&P Modified EBITDA	$1,916	$1,796	$1,712

Commodity margins	$12	$10	$5

(1)Included as a component of Commodity margins.
2023 vs. 2022
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by lower Proportional Modified EBITDA of equity-method investments and higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $92 million increase in revenues at the Northeast JV primarily related to higher transportation & fractionation, processing, and gathering volumes as well as higher processing rates;
•An $84 million increase in revenues in the Utica Shale region primarily related to higher gathering rates resulting from annual cost of service contract redeterminations and higher volumes, partially offset by the absence of proceeds from the release of an acreage dedication in 2022;
•A $61 million increase in gathering revenues at Susquehanna Supply Hub primarily related to escalated rates as well as higher volumes.
Other segment costs and expenses increased primarily due to increased scope of operations, a loss contingency accrual, and higher operating taxes.
Proportional Modified EBITDA of equity-method investments decreased at Laurel Mountain due to lower commodity-based gathering rates, MVC, and volumes, and at Aux Sable Liquid Products LP primarily due to our $31 million share of a loss contingency accrual related to our 14 percent ownership. The decrease was partially offset by an increase at Blue Racer primarily driven by higher gathering and processing volumes. Additionally, Appalachia Midstream Investments increased primarily driven by higher gathering volumes and annual rate escalations at Marcellus South, partially offset by lower gathering rates resulting from annual cost of service contract redeterminations and lower volumes at the Bradford Supply Hub.

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

West

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Service revenues	$1,502	$1,542	$1,248
Service revenues – commodity consideration (1)	103	182	179
Product sales (1)	441	841	643

Net realized gain (loss) from commodity derivatives relating to service revenues	82	(1)	(15)
Net realized gain (loss) from commodity derivatives relating to product sales (1)	7	(3)	(29)
Net realized gain (loss) from commodity derivatives	89	(4)	(44)

Segment revenues	2,135	2,561	2,026

Product costs (1)	(425)	(813)	(608)
Net processing commodity expenses (1)	(92)	(105)	(85)
Other segment costs and expenses	(542)	(564)	(477)
Proportional Modified EBITDA of equity-method investments	162	132	105
West Modified EBITDA	$1,238	$1,211	$961

Commodity margins	$34	$102	$100
________________
(1) Included as a component of Commodity margins.
2023 vs. 2022
West Modified EBITDA increased primarily due to a favorable change in Net realized gain (loss) from commodity derivatives relating to service revenues, higher Proportional Modified EBITDA of equity-method investments, and lower Other segment costs and expenses, partially offset by lower Commodity margins and Service revenues.
Service revenues decreased primarily due to:
•A $120 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing;
•A $13 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenues, partially offset by escalated gathering rates and higher gathering volumes;
•A $6 million decrease associated with reimbursable compressor power and fuel purchases primarily due to lower prices, which are offset by similar changes in Other segment costs and expenses; partially offset by
•A $69 million increase in the Haynesville Shale region primarily associated with higher gathering volumes including from increased producer activity and the Trace Acquisition in April 2022, partially offset by lower rates driven by unfavorable commodity pricing;
•A $25 million increase in the DJ Basin region primarily associated with the DJ Basin Acquisitions in November 2023 (see Note 3 – Acquisitions and Divestitures);

•A $15 million increase in our other NGL operations associated with higher storage fees primarily due to a new contract as well as higher fractionation fees primarily due to higher volumes partially offset by lower rates from lower natural gas prices.
Net realized gain (loss) from commodity derivatives relating to service revenues reflects a favorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins decreased $68 million primarily due a $46 million decrease from our equity NGLs and a $14 million decrease from other sales activities, both primarily due to lower net realized commodity pricing.
Other segment costs and expenses decreased primarily due to a favorable change in our net imbalance liability due to changes in pricing, favorable contract settlements in first-quarter 2023, lower corporate allocations, and lower reimbursable compressor power and fuel purchases which are substantially offset in Service revenues. These items were partially offset by higher operating expenses related to operations including those acquired in the Trace Acquisition and the DJ Basin Acquisitions, lower system gains at Wamsutter, and a fourth quarter 2023 write-down of assets held for sale.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at OPPL as well as higher volumes at RMM, partially offset by lower proportional results as RMM was consolidated as of November 30, 2023.
2022 vs. 2021
West Modified EBITDA increased primarily due to higher Service revenues and a favorable change in Net realized gain (loss) from commodity derivatives, partially offset by higher Other segment costs and expenses.
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
•A $4 million increase in the Eagle Ford Shale region primarily due to higher MVC revenues, escalated gathering rates, and higher deferred revenue amortization, substantially offset by lower volumes due to decreased producer activity; partially offset by
•A $10 million decrease in the Wamsutter region primarily due to lower MVC revenue.
Net realized gain (loss) from commodity derivatives relating to service revenues changed favorably due to a change in settled commodity prices relative to our hedge positions.
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
Other segment costs and expenses increased primarily due to higher operating expenses related to timing and scope of activities including from operations acquired in the Trace Acquisition, the absence of gains on asset sales in

2021, higher corporate allocations, acquisition-related costs associated with the Trace Acquisition, and an unfavorable change in our net imbalance liability due to changes in pricing.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at OPPL and higher commodity prices and volumes at RMM.
Gas & NGL Marketing Services

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Service revenues	$1	$3	$3
Product sales (1)	2,060	3,534	4,292

Net realized gain (loss) from commodity derivative instruments (1)	115	17	25
Net unrealized gain (loss) from commodity derivative instruments	702	(321)	(109)
Net gain (loss) from commodity derivatives	817	(304)	(84)

Segment revenues	2,878	3,233	4,211
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	(43)	47	—
Product costs (1)	(1,786)	(3,228)	(4,152)
Other segment costs and expenses	(99)	(92)	(37)
Gas & NGL Marketing Services Modified EBITDA	$950	$(40)	$22

Commodity margins	$389	$323	$165
________________
(1) Included as a component of Commodity margins.
2023 vs. 2022
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and higher Commodity margins, partially offset by an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses.
Commodity margins increased $66 million primarily due to:
•A $65 million increase from our natural gas marketing operations including $129 million of higher natural gas storage marketing margins primarily driven by a favorable change of $111 million in lower of cost or net realizable value adjustment; and the absence of a $15 million charge related to the remaining recognition of a purchase accounting inventory fair value adjustment in 2022. The increase in our natural gas marketing margins was partially offset by $64 million of lower natural gas transportation capacity marketing margins due to less favorable net realized pricing spreads;
•A $1 million increase in our NGL marketing margins including a $20 million favorable change in lower of cost or net realizable value inventory adjustments, partially offset by higher transportation and fractionation fees and an unfavorable change in net realized gains and losses on sale of inventory in 2023 compared to 2022 driven by an unfavorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2022 is primarily due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022.

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
Net unrealized gain (loss) from commodity derivative instruments changed primarily due to the Sequent Acquisition in July 2021, and a change in forward commodity prices relative to our hedge positions in 2022 compared to 2021.
Other segment costs and expenses increased primarily due to higher employee-related costs related to the Sequent Acquisition and higher corporate allocations.
Other

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Service revenues	$16	$24	$32
Product sales (1)	442	706	333

Net realized gain (loss) from commodity derivative instruments (1)	47	(104)	(20)
Net unrealized gain (loss) from commodity derivative instruments	1	25	—
Net gain (loss) from commodity derivatives	48	(79)	(20)

Segment revenues	506	651	345

Other segment costs and expenses	(197)	(217)	(167)
Net gain from Energy Transfer litigation judgment	534	—	—
Proportional Modified EBITDA of equity-method investments	(2)	—	—
Other Modified EBITDA	$841	$434	$178

Net realized product sales	$489	$602	$313
________________
(1) Included as a component of Net realized product sales.

2023 vs. 2022
Other Modified EBITDA increased primarily due to the Net gain from Energy Transfer litigation judgment (see Note 17 – Contingencies and Commitments), partially offset by lower results from our upstream operations, which included the following:
•$113 million decrease in Net realized product sales primarily due to lower net realized commodity prices, partially offset by higher sales associated with increased production volumes. Higher natural gas production volumes from new wells in our Haynesville Shale region and higher crude oil production volumes from new wells in our Wamsutter region were partially offset by lower natural gas and NGL production volumes in our Wamsutter region driven by the impact of severe winter weather in 2023;
•A $24 million unfavorable change in Net unrealized gain (loss) from commodity derivative instruments due to a change in forward commodity prices relative to our hedge positions in 2023 compared to 2022; partially offset by
•An increase in Other segment costs and expenses associated with our upstream operations primarily due to increased production volumes and expenses related to severe winter weather in 2023, partially offset by lower associated ad valorem and production taxes, which were impacted by lower commodity prices and lower natural gas and NGL production volumes in our Wamsutter region.
Other segment costs and expenses not associated with our upstream operations decreased primarily due to the absence of an $11 million charge related to an accrual for loss contingency in the third quarter of 2022 and a $19 million favorable change associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction.
2022 vs. 2021
Other Modified EBITDA increased primarily due to $248 million higher results from our upstream operations which included the following:
•A $289 million increase in Net realized product sales primarily due to higher commodity prices in 2022, partially offset by the absence of the favorable impact of Winter Storm Uri in 2021 and an unfavorable change in Net realized gain (loss) from commodity derivative instruments due to an increase in commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021. Net realized product sales also increased due to higher production from new wells and higher volumes associated with acquisitions of additional ownership interests in 2021;
•A $25 million favorable change in Net unrealized gain (loss) from commodity derivative instruments due to a change in forward commodity prices relative to our hedge positions and an increase in the volume of production hedged in 2022 compared to 2021; partially offset by
•A $66 million increase in Other segment costs and expenses primarily due to the increased scale of our upstream operations and higher associated production taxes, which were also impacted by higher commodity prices and higher volumes as well as higher tax rates.
Other segment costs and expenses also includes an $11 million charge related to an accrual for loss contingency in 2022, substantially offset by the absence of a $10 million charge related to an accrual for loss contingency in 2021.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview

We have continued to focus on earnings and cash flow growth, noting significant increases in both net income and cash provided by operating activities. During 2023, investing and financing expenditures included $2.5 billion of capital expenditures, $1.6 billion of acquisitions including MountainWest and Cureton, and $2.2 billion of dividends paid to common shareholders. These expenditures were funded in part by $5.9 billion of cash provided by operating activities (which includes a net $534 million related to our favorable Energy Transfer litigation outcome - see Note 17 – Contingencies and Commitments), and cash from borrowing activities of $2.5 billion. Our financial position also reflects the deferred consideration obligation for the RMM Acquisition (see Note 3 – Acquisitions and Divestitures). We ended the year with $2.150 billion of Cash and cash equivalents as reported on our Consolidated Balance Sheet. See also the following section titled Sources (Uses) of Cash.
Outlook
Our growth capital and investment expenditures in 2024 are currently expected to be in a range from $1.45 billion to $1.75 billion, excluding the Gulf Coast Storage Acquisition for $1.95 billion (see Note 3 – Acquisitions and Divestitures). Growth capital spending in 2024 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Basin, and projects supporting the Northeast G&P business. We also expect to invest capital in our Other segment ventures. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all planned 2024 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock.
On January 5, 2024, we issued $2.1 billion in long-term debt (see Note 12 – Debt and Banking Arrangements).
As of December 31, 2023, we have approximately $2.337 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses in 2024. Our potential material internal and external sources and uses of liquidity are as follows:

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

At December 31, 2023, we have approximately $23.376 billion of long-term debt due after one year. See Note 12 – Debt and Banking Arrangements for the aggregate maturities over the next five years. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
At December 31, 2023, we had a working capital deficit of $1.317 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	December 31, 2023
(Millions)
Cash and cash equivalents	$2,150
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,025
$5,175
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had $725 million of commercial paper outstanding at December 31, 2023. The highest amount outstanding under our commercial paper program and credit facility during 2023 was $730 million. At December 31, 2023, we were in compliance with the financial covenants associated with our credit facility. See Note 12 – Debt and Banking Arrangements for additional information on our credit facility and commercial paper program.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 5.3 percent from the $0.425 per share paid in each quarter of 2022, to $0.4475 per share paid in each quarter of 2023.
Registrations
Prior to the expiration of our shelf registration statement, we anticipate filing a new shelf registration statement as a well-known seasoned issuer.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require periodic distributions of their available cash to their members. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses. See Note 8 – Investing Activities for our more significant equity-method investees.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Year Ended December 31,
	Category	2023	2022	2021
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$5,938	$4,889	$3,945
Proceeds from long-term debt (see Note 12)	Financing	2,755	1,755	2,155
Proceeds from (payments of) commercial paper - net	Financing	372	345	—
Proceeds from sale of business (see Note 3)	Investing	346	—	—

Uses of cash and cash equivalents:
Capital expenditures	Investing	(2,516)	(2,253)	(1,239)
Common dividends paid	Financing	(2,179)	(2,071)	(1,992)
Purchases of businesses, net of cash acquired (see Note 3)	Investing	(1,568)	(933)	(151)
Payments of long-term debt (see Note 12)	Financing	(634)	(2,876)	(894)
Dividends and distributions paid to noncontrolling interests	Financing	(213)	(204)	(187)
Purchases of and contributions to equity-method investments (see Note 8)	Investing	(141)	(166)	(115)
Purchases of treasury stock	Financing	(130)	(9)	—

Other sources / (uses) – net	Financing and Investing	(32)	(5)	16
Increase (decrease) in cash and cash equivalents		$1,998	$(1,528)	$1,538
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments, Gain on sale of business, Inventory write-downs, and Amortization of stock-based awards.
Our Net cash provided (used) by operating activities in 2023 increased from 2022 primarily due to higher operating income (excluding noncash items as previously discussed), as well as favorable changes in net operating working capital and margin requirements, partially offset by lower Distributions from equity-method investees.
Our Net cash provided (used) by operating activities in 2022 increased from 2021 primarily due to higher operating income (excluding noncash items as previously discussed), favorable changes in margin requirements, and higher Distributions from equity-method investees, partially offset by net unfavorable changes in net operating working capital.
Environmental
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own (see Note 17 – Contingencies and Commitments). We are monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Current estimates of the most likely costs of such activities are approximately $48 million, all of which are included in Accrued and other current liabilities and Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet at December 31, 2023. We will seek to recover approximately $3 million of accrued costs related to remediation activities by our interstate gas pipelines through future natural gas transmission rates. The remainder of these costs will be funded from operations. During 2023, we paid approximately $7 million for cleanup and/or remediation and monitoring activities. We expect to pay approximately $9 million in 2024 for these activities. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2023, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. We may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances (see Note 12 – Debt and Banking Arrangements).
The tables below provide information by maturity date about our interest rate risk-sensitive instruments as of December 31, 2023 and 2022. See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the methods used in determining the fair value of our long-term debt.

	2024	2025	2026	2027	2028	Thereafter (1)	Total	Fair Value December 31, 2023
	(Millions)
Long-term debt, including current portion:
Fixed rate	$2,338	$2,263	$2,345	$1,993	$1,445	$15,329	$25,713	$25,553
Weighted-average interest rate	4.9%	5.0%	5.1%	5.0%	5.1%	5.1%
Commercial paper (2)	$725	$—	$—	$—	$—	$—	$725	$725

	2023	2024	2025	2026	2027	Thereafter (1)	Total	Fair Value December 31, 2022
	(Millions)
Long-term debt, including current portion:
Fixed rate	$629	$2,281	$1,619	$1,245	$1,993	$14,787	$22,554	$21,569
Weighted-average interest rate	5.0%	5.0%	5.1%	5.0%	5.0%	5.1%
Commercial paper (2)	$350	$—	$—	$—	$—	$—	$350	$350
__________________
(1)    Includes unamortized discount / premium and debt issuance costs.
(2)    The weighted-average interest rate for commercial paper as of December 31, 2023 and 2022 was 5.6 percent and 4.8 percent, respectively.
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
We are also exposed to commodity prices through our upstream business and certain gathering and processing contracts. We use derivative instruments to lock in forward sales prices on a portion of our expected future production and to lock in NGL margin on a portion of our commodity-exposed gathering and processing volumes. These economic hedges are not designated for hedge accounting treatment.

The maturities of our commodity derivative contracts at December 31, 2023 and 2022 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2024	2025 - 2026	2027 - 2028+
	(Millions)
Level 1 (2)	$138	$110	$33	$(5)
Level 2	(166)	14	(71)	(109)
Level 3	53	2	16	35
Fair value of contracts outstanding at December 31, 2023	$25	$126	$(22)	$(79)

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2023	2024 - 2025	2026 - 2027+
	(Millions)
Level 1 (3)	$(2)	$11	$(9)	$(4)
Level 2	(586)	(171)	(224)	(191)
Level 3	(56)	(19)	2	(39)
Fair value of contracts outstanding at December 31, 2022	$(644)	$(179)	$(231)	$(234)
_______________
(1)See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for discussion of valuation techniques by level within the fair value hierarchy. See Note 16 – Commodity Derivatives for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $2 million of net cash collateral in Level 1.
(3)Commodity derivative assets and liabilities exclude $202 million of net cash collateral in Level 1.
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

The VaR associated with our integrated natural gas trading operations was $9 million at December 31, 2023 and $10 million at December 31, 2022. We had the following VaRs for the periods shown:

	Twelve Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Three Months Ended March 31, 2022
	Trading	Trading	Sequent Only
	(Millions)
Average	$6	$10	$6
High	$13	$39	$10
Low	$4	$4	$4
Our non-trading portfolio primarily consists of commodity derivatives that hedge our upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $3 million at December 31, 2023 and $8 million at December 31, 2022. We had the following VaRs for the periods shown:

	Twelve Months Ended December 31, 2023	Six Months Ended December 31, 2022
	(Millions)
Average	$4	$16
High	$8	$33
Low	$2	$7

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Pension Benefit Obligation
Description of the Matter
At December 31, 2023, the Company’s aggregate pension benefit obligation was $1,006 million and was exceeded by the fair value of pension plan assets of $1,167 million, resulting in an overfunded pension benefit obligation of $161 million. As explained in Note 7 to the consolidated financial statements, the Company utilized key assumptions to determine the pension benefit obligation.

Auditing the pension benefit obligation is complex and required the involvement of specialists due to the judgmental nature of the actuarial assumptions (e.g., discount rates and cash balance interest crediting rate) used in the measurement process. These assumptions have a significant effect on the projected benefit obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the measurement and valuation of the pension benefit obligation, including controls over management’s review of the pension benefit obligation, the significant actuarial assumptions and the data inputs.

To test the pension benefit obligation, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions discussed above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the changes in the funded status from prior year. In addition, we involved our actuarial specialists to assist with our procedures. For example, we evaluated management’s methodology for determining the discount rates that reflect the maturity and duration of the benefit payments and are used to measure the pension benefit obligation. As part of this assessment, we independently developed a range of yield curves, we compared the projected cash flows to prior year, and compared the current year benefits paid to the prior year projected cash flows. To test the cash balance interest crediting rate, we independently calculated a range of rates and compared them to the rate used by management. We also tested the completeness and accuracy of the underlying data, including the participant data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1962.
Tulsa, Oklahoma
February 21, 2024

The Williams Companies, Inc.
Consolidated Statement of Income

	Year Ended December 31,
	2023	2022	2021
	(Millions, except per-share amounts)
Revenues:
Service revenues	$7,026	$6,536	$6,001
Service revenues – commodity consideration	146	260	238
Product sales	2,779	4,556	4,536
Net gain (loss) from commodity derivatives	956	(387)	(148)
Total revenues	10,907	10,965	10,627
Costs and expenses:
Product costs	1,884	3,369	3,931
Net processing commodity expenses	151	88	101
Operating and maintenance expenses	1,984	1,817	1,548
Depreciation and amortization expenses	2,071	2,009	1,842
Selling, general, and administrative expenses	665	636	558
Gain on sale of business (Note 3)	(129)	—	—
Other (income) expense – net	(30)	28	16
Total costs and expenses	6,596	7,947	7,996
Operating income (loss)	4,311	3,018	2,631
Equity earnings (losses)	589	637	608
Other investing income (loss) – net	108	16	7
Interest expense	(1,236)	(1,147)	(1,179)
Net gain from Energy Transfer litigation judgment (Note 17)	534	—	—
Other income (expense) – net	99	18	6
Income (loss) before income taxes	4,405	2,542	2,073
Less: Provision (benefit) for income taxes	1,005	425	511
Income (loss) from continuing operations	3,400	2,117	1,562
Income (loss) from discontinued operations (Note 17)	(97)	—	—
Net income (loss)	3,303	2,117	1,562
Less: Net income (loss) attributable to noncontrolling interests	124	68	45
Net income (loss) attributable to The Williams Companies, Inc.	3,179	2,049	1,517
Less: Preferred stock dividends	3	3	3
Net income (loss) available to common stockholders	$3,176	$2,046	$1,514
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$3,273	$2,046	$1,514
Income (loss) from discontinued operations (Note 17)	(97)	—	—
Net income (loss) available to common stockholders	$3,176	$2,046	$1,514
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$2.69	$1.68	$1.25
Income (loss) from discontinued operations	(.08)	—	—
Net income (loss) available to common stockholders	$2.61	$1.68	$1.25
Weighted-average shares (thousands)	1,217,784	1,218,362	1,215,221
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$2.68	$1.67	$1.24
Income (loss) from discontinued operations	(.08)	—	—
Net income (loss) available to common stockholders	$2.60	$1.67	$1.24
Weighted-average shares (thousands)	1,222,715	1,222,672	1,218,215
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Net income (loss)	$3,303	$2,117	$1,562
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($8), $1, and $14 in 2023, 2022, and 2021, respectively	26	(3)	(40)
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $1, $—, and ($14) in 2023, 2022, and 2021, respectively	(2)	—	41
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $—, $1, and ($18) in 2023, 2022, and 2021, respectively	(2)	1	51
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $—, ($4), and ($4) in 2023, 2022, and 2021, respectively	3	11	11
Other comprehensive income (loss)	25	9	63
Comprehensive income (loss)	3,328	2,126	1,625
Less: Comprehensive income (loss) attributable to noncontrolling interests	124	68	45
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$3,204	$2,058	$1,580
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2023	2022
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,150	$152
Trade accounts and other receivables (net of allowance of $3 at December 31, 2023 and $6 at December 31, 2022)	1,655	2,723
Inventories	274	320
Derivative assets	239	323
Other current assets and deferred charges	195	279
Total current assets	4,513	3,797

Investments	4,637	5,065
Property, plant, and equipment – net	34,311	30,889
Intangible assets – net of accumulated amortization	7,593	7,363
Regulatory assets, deferred charges, and other	1,573	1,319
Total assets	$52,627	$48,433

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,379	$2,327
Derivative liabilities	105	316
Accrued and other current liabilities	1,284	1,270
Commercial paper	725	350
Long-term debt due within one year	2,337	627
Total current liabilities	5,830	4,890

Long-term debt	23,376	21,927
Deferred income tax liabilities	3,846	2,887
Regulatory liabilities, deferred income, and other	4,684	4,684
Contingent liabilities and commitments (Note 17)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at December 31, 2023 and December 31, 2022; 35,000 shares issued at December 31, 2023 and December 31, 2022)	35	35
Common stock ($1 par value; 1,470 million shares authorized at December 31, 2023 and December 31, 2022; 1,256 million shares issued at December 31, 2023 and 1,253 million shares issued at December 31, 2022)	1,256	1,253
Capital in excess of par value	24,578	24,542
Retained deficit	(12,287)	(13,271)
Accumulated other comprehensive income (loss)	—	(24)
Treasury stock, at cost (39 million shares at December 31, 2023 and 35 million shares at December 31, 2022 of common stock)	(1,180)	(1,050)
Total stockholders’ equity	12,402	11,485
Noncontrolling interests in consolidated subsidiaries	2,489	2,560
Total equity	14,891	14,045
Total liabilities and equity	$52,627	$48,433
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2020	$35	$1,248	$24,371	$(12,748)	$(96)	$(1,041)	$11,769	$2,814	$14,583
Net income (loss)	—	—	—	1,517	—	—	1,517	45	1,562
Other comprehensive income (loss)	—	—	—	—	63	—	63	—	63
Cash dividends – common stock ($1.64 per share)	—	—	—	(1,992)	—	—	(1,992)	—	(1,992)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(187)	(187)
Stock-based compensation and related common stock issuances, net of tax	—	2	78	—	—	—	80	—	80
Contributions from noncontrolling interests	—	—	—	—	—	—	—	9	9
Other	—	—	—	(14)	—	—	(14)	(3)	(17)
Net increase (decrease) in equity	—	2	78	(489)	63	—	(346)	(136)	(482)
Balance at December 31, 2021	35	1,250	24,449	(13,237)	(33)	(1,041)	11,423	2,678	14,101
Net income (loss)	—	—	—	2,049	—	—	2,049	68	2,117
Other comprehensive income (loss)	—	—	—	—	9	—	9	—	9
Cash dividends – common stock ($1.70 per share)	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(204)	(204)
Stock-based compensation and related common stock issuances, net of tax	—	3	93	—	—	—	96	—	96
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchases of treasury stock	—	—	—	—	—	(9)	(9)	—	(9)
Other	—	—	—	(12)	—	—	(12)	—	(12)
Net increase (decrease) in equity	—	3	93	(34)	9	(9)	62	(118)	(56)
Balance at December 31, 2022	35	1,253	24,542	(13,271)	(24)	(1,050)	11,485	2,560	14,045
Net income (loss)	—	—	—	3,179	—	—	3,179	124	3,303
Other comprehensive income (loss)	—	—	—	—	25	—	25	—	25
Cash dividends – common stock ($1.79 per share)	—	—	—	(2,179)	—	—	(2,179)	—	(2,179)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(213)	(213)
Stock-based compensation and related common stock issuances, net of tax	—	3	35	—	—	—	38	—	38
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchases of treasury stock	—	—	—	—	—	(130)	(130)	—	(130)
Other	—	—	1	(16)	(1)	—	(16)	—	(16)
Net increase (decrease) in equity	—	3	36	984	24	(130)	917	(71)	846
Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$3,303	$2,117	$1,562
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	2,071	2,009	1,842
Provision (benefit) for deferred income taxes	951	431	509
Equity (earnings) losses	(589)	(637)	(608)
Distributions from equity-method investees (Note 8)	796	865	757
Net unrealized (gain) loss from commodity derivative instruments	(660)	249	109
Gain on sale of business (Note 3)	(129)	—	—
Inventory write-downs	30	161	15
Amortization of stock-based awards	77	73	81
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	1,089	(733)	(545)
Inventories	13	(110)	(139)
Other current assets and deferred charges	60	(33)	(63)
Accounts payable	(1,009)	410	643
Accrued and other current liabilities	(19)	209	58
Changes in current and noncurrent commodity derivative assets and liabilities	200	94	(277)
Other, including changes in noncurrent assets and liabilities	(246)	(216)	1
Net cash provided (used) by operating activities	5,938	4,889	3,945
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	372	345	—
Proceeds from long-term debt	2,755	1,755	2,155
Payments of long-term debt	(634)	(2,876)	(894)
Proceeds from issuance of common stock	6	54	9
Purchases of treasury stock	(130)	(9)	—
Common dividends paid	(2,179)	(2,071)	(1,992)
Dividends and distributions paid to noncontrolling interests	(213)	(204)	(187)
Contributions from noncontrolling interests	18	18	9
Payments for debt issuance costs	(23)	(17)	(26)
Other – net	(21)	(37)	(16)
Net cash provided (used) by financing activities	(49)	(3,042)	(942)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,516)	(2,253)	(1,239)
Dispositions - net	(51)	(30)	(8)
Proceeds from sale of business (Note 3)	346	—	—
Purchases of businesses, net of cash acquired (Note 3)	(1,568)	(933)	(151)
Purchases of and contributions to equity-method investments (Note 8)	(141)	(166)	(115)
Other – net	39	7	48
Net cash provided (used) by investing activities	(3,891)	(3,375)	(1,465)
Increase (decrease) in cash and cash equivalents	1,998	(1,528)	1,538
Cash and cash equivalents at beginning of year	152	1,680	142
Cash and cash equivalents at end of year	$2,150	$152	$1,680
_________
(1) Increases to property, plant, and equipment	$(2,564)	$(2,394)	$(1,305)
Changes in related accounts payable and accrued liabilities	48	141	66
Capital expenditures	$(2,516)	$(2,253)	$(1,239)
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco), Northwest Pipeline LLC (Northwest Pipeline), and MountainWest Pipelines Holding Company (MountainWest) (see Note 3 – Acquisitions and Divestitures), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas.
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
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, the Mid-Continent region which includes the Anadarko and Permian basins, and the Denver-Julesberg Basin (DJ Basin) of Colorado which includes Rocky Mountain Midstream Holdings LLC (RMM), a former 50 percent equity-method investment in which we acquired the remaining ownership interest in November 2023 (see Note 3 – Acquisitions and Divestitures). This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL), a 20 percent equity-method investment in Targa Train 7 LLC (Targa Train 7) (a nonconsolidated VIE), and a 15 percent equity-method investment in Brazos Permian II, LLC (Brazos Permian II) (a nonconsolidated VIE).

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Gas & NGL Marketing Services is comprised of our natural gas liquid (NGL) and natural gas marketing and trading operations, which includes risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

•Depreciation and/or amortization of equity-method investment basis differences;
•Asset retirement obligations (AROs);
•Measurement of fair value of commodity derivatives;
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
Regulatory accounting
Transco, Northwest Pipeline, and MountainWest are regulated by the Federal Energy Regulatory Commission (FERC), and their rates are established by the FERC. Therefore, we have determined that it is appropriate under Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (ASC 980) that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management’s expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. We record certain incurred costs and obligations as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates. Accounting for these operations that are regulated can differ from the accounting requirements for nonregulated operations. For example, for regulated operations, allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in the process of construction and is capitalized as a cost of property, plant, and equipment because it constitutes an actual cost of construction under established regulatory practices; nonregulated operations are only allowed to capitalize the cost of debt funds related to construction activities, while a component for equity is prohibited. The components of our regulatory assets and liabilities include the effects of deferred taxes on equity funds used during construction, AROs, shipper imbalance activity, fuel and power cost differentials, depreciation, negative salvage, pension and other postretirement benefits, trackers, customer tax refunds, and rate allowances for deferred income taxes at a historically higher federal income tax rate.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Our current and noncurrent regulatory asset and liability balances at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(Millions)
Current assets reported within Other current assets and deferred charges	$95	$138
Noncurrent assets reported within Regulatory assets, deferred charges, and other	527	459
Total regulated assets	$622	$597

Current liabilities reported within Accrued and other current liabilities	$77	$201
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	1,288	1,233
Total regulated liabilities	$1,365	$1,434
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Midstream businesses: Revenues from our nonregulated gathering, processing, transportation, and storage midstream businesses include contracts for natural gas gathering, processing, treating, compression, transportation, and other related services with contract terms that are generally long-term in nature and may extend up to the production life of the associated reservoir. Additionally, our midstream businesses generate revenues from fees charged for storing customers’ natural gas and NGLs, generally under prepaid contracted storage capacity contracts. In situations where, in our judgment, we provide an integrated package of services combined into a single performance obligation, which represents a majority of this class of contracts with customers, we do not consider there to be multiple performance obligations because the nature of the overall promise in the contract is to provide gathering, processing, transportation, storage, and related services resulting in the delivery, or redelivery in the context of storage services, of pipeline-quality natural gas and NGLs to the customer. As such, revenue is recognized at the daily completion of the integrated package of services as the integrated package represents a single performance obligation. Additionally, certain contracts in our midstream businesses contain fixed or upfront payment terms that result in the deferral of revenues until such services have been performed or such capacity has been made available.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The physical purchase, transportation, storage, and sale of natural gas are accounted for on a weighted-average cost or accrual basis, as appropriate, unlike the fair value basis utilized for the commodity derivatives used to mitigate the natural gas price risk associated with the storage and transportation portfolio. Monthly demand charges are incurred for the contracted storage and transportation capacity and payments associated with asset management agreements, and these demand charges and payments are recognized in our Consolidated Statement of Income in the period they are incurred.
As we are acting as an agent for our natural gas marketing customers and engage in energy trading activities, our natural gas marketing revenues are presented net of the related costs of those activities. Prior to the 2022 integration of our legacy gas marketing operations with the acquired Sequent Acquisition operations (see Note 3 – Acquisitions and Divestitures), our legacy gas marketing operations were reported on a gross basis.
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
Commodity derivative instruments and hedging activities
We are exposed to commodity price risk. We utilize derivatives to manage a portion of our commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of energy commodities. We purchase natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future. Additionally, we enter into transactions to secure transportation capacity between delivery points in order to serve our customers and various markets. Commodity-based exchange-traded futures contracts and OTC contracts are used to capture the price differential or spread between the locations

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

served by the capacity in order to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between receipt and delivery points occurs. Some commodity derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the natural gas marketing operations. These contracts generally meet the definition of derivatives and are typically not designated as hedges for accounting purposes. When a commodity derivative contract is settled physically, any cumulative unrealized gain or loss is reversed, and the contract price is recognized in the respective line item in our Consolidated Statement of Income representing the actual price of the underlying goods being delivered.
Unrealized gains and losses from physically settled commodity derivative contracts for commodity sales transactions are recognized in Net gain (loss) from commodity derivatives in our Consolidated Statement of Income. Realized and unrealized gains and losses from non-designated commodity derivative contracts for commodity sales transactions that are financially settled are reported in Net gain (loss) from commodity derivatives in our Consolidated Statement of Income. Net gains and losses from derivatives for shrink gas purchases for processing plants are reported in Net processing commodity expenses in our Consolidated Statement of Income.
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which is not recognized until the underlying transaction occurs. (See Note 16 – Commodity Derivatives.)
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
We may also designate a hedging relationship for certain commodity derivatives. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to our risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in Net gain (loss) from commodity derivatives in our Consolidated Statement of Income.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

For commodity derivatives designated as a cash flow hedge, the change in fair value of the derivative is reported in Accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheet and reclassified into earnings in the period in which the hedged item affects earnings. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in Net gain (loss) from commodity derivatives in our Consolidated Statement of Income at that time. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by us. As of December 31, 2023 and 2022, we are not applying hedge accounting to any commodity derivative instruments.
Interest capitalized
We capitalize interest during construction on major projects with construction periods of at least 3 months and a total project cost in excess of $1 million. Interest is capitalized on borrowed funds and, where regulation by the FERC exists, on internally generated funds (equity AFUDC). The former is included in Interest expense and the latter is included in Other income (expense) – net below Operating income (loss) in our Consolidated Statement of Income. The rates used by regulated companies are calculated in accordance with FERC rules. Rates used by nonregulated companies are based on our average interest rate on debt.
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
Earnings (loss) per common share
Basic earnings (loss) per common share in our Consolidated Statement of Income is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share in our Consolidated Statement of Income primarily includes any dilutive effect of nonvested restricted stock units and stock options. Diluted earnings (loss) per common share may also include any dilutive effect of our preferred stock. Diluted earnings (loss) per common share is calculated using the treasury-stock method.
Cash and cash equivalents
Cash and cash equivalents in our Consolidated Balance Sheet consist of highly liquid investments with original maturities of three months or less when acquired.
Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We estimate the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of our customers, and the age of past due accounts. The majority of our trade receivable balances are due within 30 days. We monitor the credit quality of our counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Financial assets from our natural gas transmission business, natural gas storage business, gathering, processing and transportation business, marketing business, and upstream operations are segregated into separate pools for evaluation due to different counterparty risks inherent in each business. Changes in counterparty risk factors could lead to reassessment of the composition of our financial assets as separate pools or the need for additional pools. We

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

calculate our allowance for credit losses incorporating an aging method. In estimating our expected credit losses, we utilize historical loss rates over many years, which include periods of both high and low commodity prices. Commodity prices could have a significant impact on a portion of our gathering and processing and upstream counterparties’ financial health and ability to satisfy current obligations. Our expected credit loss estimate considers both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting their near-term liquidity. In addition, our expected credit loss estimate considers potential contractual, physical, and commercial protections and outcomes in the case of a counterparty bankruptcy. The physical location and nature of our services help to mitigate collectability concerns of our gathering and processing producer customers. Our gathering lines in many cases are physically connected to the customers’ wellheads and pads, and there may not be alternative gathering lines nearby. The construction of gathering systems is capital intensive and it would be costly for others to replicate, especially considering the depletion to date of the associated reserves. As a result, we play a critical role in getting customers’ production from the wellhead to a marketable condition and location. This tends to reduce collectability risk as our services enable producers to generate operating cash flows. Commodity price movements generally do not impact the majority of our natural gas transmission businesses customers’ financial condition.
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
We do not offer extended payment terms and typically receive payment within one month. We consider receivables past due if full payment is not received by the contractual due date. Interest income related to past due accounts receivable is generally recognized at the time full payment is received or collectability is assured. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. We do not have a material amount of significantly aged receivables at December 31, 2023 and 2022.
Inventories
Inventories in our Consolidated Balance Sheet primarily consist of NGLs, materials and supplies, and natural gas in underground storage and primarily are stated at the lower of cost or net realizable value. The cost of inventories is primarily determined using the average-cost method. Any lower of cost or net realizable value adjustments are included in Product sales in our Consolidated Statement of Income (for natural gas marketing inventory as these sales are presented net of the related costs) or in Product costs in our Consolidated Statement of Income for NGL inventory.
Property, plant, and equipment
Property, plant, and equipment is initially recorded at cost. We base the carrying value of these assets on estimates, assumptions, and judgments relative to capitalized costs, useful lives, and salvage values.
As regulated entities, Transco, Northwest Pipeline, and MountainWest provide for depreciation using the straight-line method at FERC-prescribed rates. Depreciation for nonregulated entities is provided primarily on the straight-line method over estimated useful lives, except for certain offshore facilities that apply an accelerated depreciation method.
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
We record a liability and increase the basis in the underlying asset for the present value of each expected future ARO at the time the liability is initially incurred, typically when the asset is acquired or constructed. For our upstream properties, the ARO is recorded based on our working interest in the underlying properties. As regulated entities, Transco, Northwest Pipeline, and MountainWest offset the depreciation of the underlying asset that is attributable to capitalized ARO cost to a regulatory asset as we expect to recover these amounts in future rates. We measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in Operating and maintenance expenses in our Consolidated Statement of Income, except for regulated entities, for which the increase in the liability results in a corresponding increase to a regulatory asset. The regulatory asset is amortized commensurate with our collection of those costs in rates.
Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium.
Goodwill
Goodwill included within Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet, as of December 31, 2023, represents the excess of the consideration, plus the fair value of any noncontrolling interest or any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference (not to exceed the carrying value of goodwill). Judgments and assumptions are inherent in our management’s estimates of fair value.
Other identifiable intangible assets
Our other identifiable intangible assets included within Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet are primarily related to gas gathering, processing, and fractionation customer relationships. Our other identifiable intangible assets are generally amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Unrecognized actuarial gains and losses are deferred and recorded in AOCI or, for Transco and Northwest Pipeline, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost (credit). The unrecognized net actuarial losses deferred in AOCI at December 31, 2023 and 2022 were $17 million and $18 million, respectively. Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 9 years for our pension plans and approximately 5 years for our other postretirement benefit plan.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 12 – Debt and Banking Arrangements.)
Accounting standards issued but not yet adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses and expanded interim disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect adoption of ASU 2023-07 will have a material impact on our financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disclose of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect adoption of ASU 2023-09 will have a material impact on our financial statements.
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were $130 million, $9 million, and no repurchases under the program in 2023, 2022, and 2021, respectively, which are included in our Consolidated Statement of Changes in Equity.
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of December 31, 2023, we consolidate the following VIEs:
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	December 31,
	2023	2022
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$33	$49
Trade accounts and other receivables – net	215	136
Inventories	5	4
Other current assets and deferred charges	4	7
Property, plant, and equipment – net	5,046	5,154
Intangible assets – net of accumulated amortization	2,049	2,158
Regulatory assets, deferred charges, and other	31	29
Accounts payable	(109)	(76)
Accrued and other current liabilities	(28)	(34)
Regulatory liabilities, deferred income, and other	(268)	(275)
Nonconsolidated VIEs
Targa Train 7
We own a 20 percent interest in Targa Train 7, which provides fractionation services at Mont Belvieu, Texas, and is a VIE due primarily to our limited participating rights as the minority equity holder. At December 31, 2023, the carrying value of our investment in Targa Train 7 was $44 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Brazos Permian II
We own a 15 percent interest in Brazos Permian II, which provides gathering and processing services in the Delaware basin and is a VIE due primarily to our limited participating rights as the minority equity holder. At December 31, 2023, the carrying value of our investment in Brazos Permian II was $27 million. Our maximum exposure to loss is limited to the carrying value of our investment.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 3 – Acquisitions and Divestitures
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi, from Hartree Partners LP (Gulf Coast Storage Acquisition) for $1.95 billion, subject to working capital and post-closing adjustments. The purpose of this acquisition was to expand our natural gas storage footprint in the Gulf Coast region. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration that does not accrue interest and is payable one year from the acquisition date.
Acquisition-related costs for the Gulf Coast Storage Acquisition of $1 million are reported within our Transmission & Gulf of Mexico segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income during 2023.
We plan on accounting for the Gulf Coast Storage Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The valuation techniques used consisted of the cost approach for property, plant, and equipment.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which will be included in our Transmission & Gulf of Mexico segment, and liabilities assumed at January 3, 2024. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired, included in Other current assets in the following table, equals contractual amounts receivable.

(Millions)
Cash and cash equivalents	$46
Other current assets	18
Property, plant, and equipment – net	2,042
Other noncurrent assets	2
Total assets acquired	$2,108

Current liabilities	$(10)
Noncurrent liabilities	(107)
Total liabilities assumed	$(117)

Net assets acquired	$1,991
DJ Basin Acquisitions
Cureton Acquisition
On November 30, 2023, we closed on the acquisition of 100 percent of Cureton Front Range, LLC (Cureton Acquisition), whose operations are located in the DJ Basin, for $546 million, subject to working capital and post-closing adjustments. The purpose of this acquisition was to expand our gathering and processing footprint and create operational synergies for our operations in the DJ Basin. The Cureton Acquisition was funded with cash on hand.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

During the period from the acquisition date of November 30, 2023 to December 31, 2023, the operations acquired in the Cureton Acquisition contributed Revenues of $35 million and Modified EBITDA (as defined in Note 18 – Segment Disclosures) of $7 million.
Acquisition-related costs for the Cureton Acquisition of $6 million are reported within our West segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income during 2023.
We accounted for the Cureton Acquisition as a business combination. The valuation techniques used consisted of the cost approach for property, plant, and equipment and the income approach for valuation of other intangible assets.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in our West segment, and liabilities assumed at November 30, 2023. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment and other intangible assets; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired, included in Other current assets in the following table, equals contractual amounts receivable.

(Millions)
Cash and cash equivalents	$2
Other current assets	21
Property, plant, and equipment – net	437
Intangible assets – net of accumulated amortization	117
Other noncurrent assets	4
Total identifiable assets acquired	$581

Current liabilities	$(25)
Noncurrent liabilities	(16)
Total liabilities assumed	$(41)

Net identifiable assets acquired	$540

Goodwill included in Intangible assets – net of accumulated amortization	6
Net assets acquired	$546
Other intangible assets recognized in the Cureton Acquisition are related to contractual customer relationships from gas gathering and processing agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 24 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 10 years. See Note 10 – Goodwill and Other Intangible Assets.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

RMM Acquisition
As of December 31, 2022, we owned a 50 percent interest in RMM which we accounted for as an equity-method investment. On November 30, 2023, we closed on the acquisition of the remaining 50 percent interest in RMM (RMM Acquisition) for $704 million. As a result of acquiring this additional interest, we obtained control of and now consolidate RMM. The purpose of this acquisition was to expand our gathering and processing footprint and create operational synergies for our operations in the DJ Basin. Substantially all of the RMM purchase price is not due to the seller until the first quarter of 2025, does not accrue interest until the fourth quarter of 2024, and may be repaid early without penalty. It was recorded as a deferred consideration obligation at fair value using an income approach, which resulted in a discount to the contractual amount due which will be imputed as interest expense over the term of the obligation. The obligation is presented within long-term debt owed by our wholly owned subsidiary Williams Rocky Mountain Midstream Holdings LLC.
During the period from the acquisition date of November 30, 2023 to December 31, 2023, RMM contributed Revenues of $53 million and Modified EBITDA of $12 million.
We accounted for the RMM Acquisition as a business combination. The book value of our existing equity-method investment prior to the acquisition date of November 30, 2023 was $406 million. We recognized a $30 million gain on remeasuring our existing equity-method investment to fair value included in Other investing income (loss) – net in our Consolidated Statement of Income during 2023. The valuation techniques used consisted of the income approach for our previous equity-method investment in RMM and the valuation of other intangible assets, and the cost approach for property, plant, and equipment.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in our West segment, and liabilities assumed at November 30, 2023. The net assets acquired primarily reflect the noncash consideration transferred, which includes the fair value of both our previous equity-method investment and the deferred consideration obligation. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment and other intangible assets; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired, included in Other current assets in the following table, equals contractual amounts receivable.

(Millions)
Cash and cash equivalents	$28
Other current assets	4
Investments	20
Property, plant, and equipment – net	1,041
Intangible assets – net of accumulated amortization	61
Other noncurrent assets	12
Total identifiable assets acquired	$1,166

Current liabilities	$(44)
Noncurrent liabilities	(103)
Total liabilities assumed	$(147)

Net identifiable assets acquired	$1,019

Goodwill included in Intangible assets – net of accumulated amortization	57
Net assets acquired	$1,076

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Goodwill recognized in the RMM Acquisition relates primarily to enhancing and diversifying our basin positions as well as delivering operational synergies, including increasing volumes on our existing processing facilities and increasing revenues on our NGL transportation, fractionation, and storage assets, and is reported within our West segment. Substantially all of the goodwill is deductible for tax purposes.
Other intangible assets recognized in the RMM Acquisition are related to contractual customer relationships from gas gathering and processing agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 18 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 10 years. See Note 10 – Goodwill and Other Intangible Assets.
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest, which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity (MountainWest Acquisition), for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt. For 2023, $1.024 billion is presented in Purchases of businesses, net of cash acquired in our Consolidated Statement of Cash Flows reflecting the cash purchase price, reduced for post-closing adjustments and the cash acquired as presented in the purchase price allocation. The purpose of the MountainWest Acquisition was to expand our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado.
During the period from the acquisition date of February 14, 2023 to December 31, 2023, the operations acquired in the MountainWest Acquisition contributed Revenues of $225 million and Modified EBITDA of $122 million, which includes $27 million of transition-related costs.
Acquisition-related costs for the MountainWest Acquisition of $16 million are reported within our Transmission & Gulf of Mexico segment and included in Selling, general, and administrative expenses in our Consolidated Statement of Income during 2023.
We accounted for the MountainWest Acquisition as a business combination. The valuation techniques used consisted of the cost approach for nonregulated property, plant, and equipment, as well as the market approach for the assumed long-term debt consistent with the valuation technique discussed in Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk. MountainWest’s regulated operations are accounted for pursuant to ASC 980. The fair value of assets and liabilities subject to rate making and cost recovery provisions were determined utilizing the income approach. MountainWest’s expected return on rate base is consistent with expected returns of similarly situated assets, resulting in carryover basis of these assets and liabilities equaling their fair value.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in our Transmission & Gulf of Mexico segment, and liabilities assumed at February 14, 2023. The fair value of accounts receivable acquired equals contractual amounts receivable. After the March 31, 2023, financial statements were issued, we identified adjustments to the preliminary purchase price allocation, primarily resulting in an increase of $19 million in trade accounts and other receivables and decreases of $73 million in property, plant, and equipment and $60 million in other noncurrent liabilities.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

(Millions)
Cash and cash equivalents	$23
Trade accounts and other receivables	33
Other current assets	26
Investments	20
Property, plant, and equipment – net	1,019
Other noncurrent assets	33
Total identifiable assets acquired	$1,154

Current liabilities	$(47)
Long-term debt (Note 12)	(365)
Other noncurrent liabilities	(95)
Total liabilities assumed	$(507)

Net identifiable assets acquired	$647

Goodwill included in Intangible assets – net of accumulated amortization	400
Net assets acquired	$1,047
Goodwill recognized in the MountainWest Acquisition relates primarily to enhancing and diversifying our basin positions and the long-term value associated with rate regulated businesses and is reported within our Transmission & Gulf of Mexico segment. Substantially all of the goodwill is deductible for tax purposes.
Trace Acquisition
On April 29, 2022, we closed on the acquisition of 100 percent of Gemini Arklatex, LLC through which we acquired the Haynesville Shale region gas gathering and related assets of Trace Midstream for $972 million of cash funded with cash on hand and proceeds from issuance of commercial paper (Trace Acquisition). The purpose of the Trace Acquisition was to expand our footprint into the east Texas area of the Haynesville Shale region, increasing in-basin scale in one of the largest growth basins in the country.
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
We accounted for the Trace Acquisition as a business combination. The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in our West segment, and liabilities assumed at April 29, 2022. The fair value of accounts receivable acquired equals contractual amounts receivable. The valuation techniques used consisted of the income approach for valuation of intangible assets and the cost approach for property, plant, and equipment.

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
Other intangible assets recognized in the Trace Acquisition are related to contractual customer relationships from gas gathering agreements with our customers. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over an initial period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to our cash flows. Approximately 2 percent of the expected future revenues from these contractual customer relationships are impacted by our ability and intent to renew or renegotiate existing customer contracts. We expense costs incurred to renew or extend the terms of our gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 19 years. See Note 10 – Goodwill and Other Intangible Assets.
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
During the period from the acquisition date of July 1, 2021 to December 31, 2021, results for the operations acquired in the Sequent Acquisition included net Product sales of $(43) million (including $80 million of purchases from affiliates), Net gain (loss) from commodity derivatives of $(43) million, and unfavorable Modified EBITDA of $112 million. Both the Revenues and Modified EBITDA amounts reflect a net unrealized loss from commodity derivatives in Net gain (loss) from commodity derivatives of $(109) million for the period.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

We accounted for the Sequent Acquisition as a business combination. The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired, which are presented in our Gas & NGL Marketing Services segment, and liabilities assumed at July 1, 2021. The fair value of accounts receivable acquired equals contractual amounts receivable. The fair value of the intangible assets was measured using an income approach. The fair value of the inventory acquired was based on the market price of the natural gas in underground storage at the acquisition date. See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the valuation techniques used to measure fair value of commodity derivative assets and liabilities.

(Millions)
Cash and cash equivalents	$8
Trade accounts and other receivables	498
Inventories	121
Derivative assets	57
Other current assets and deferred charges	4
Property, plant, and equipment – net	5
Intangible assets – net of accumulated amortization	306
Other noncurrent assets	3
Commodity derivatives included in other noncurrent assets	49
Total assets acquired	$1,051

Accounts payable	$(514)
Derivative liabilities	(116)
Accrued and other current liabilities	(46)
Other noncurrent liabilities	(1)
Commodity derivatives included in other noncurrent liabilities	(215)
Total liabilities assumed	$(892)

Net assets acquired	$159
Accounts receivable and accounts payable
The operations acquired in the Sequent Acquisition provide services to retail and wholesale gas marketers, utility companies, upstream producers, and industrial customers. See Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for our policy regarding netting receivables and payables.
Other intangible assets
Other intangible assets are primarily related to transportation and storage capacity contracts. The basis for determining the value of these intangible assets was estimated future net cash flows to be derived from acquired transportation and storage capacity contracts that provide future economic benefits due to their market location, discounted using an industry weighted-average cost of capital. This intangible asset is being amortized based on the expected benefit period over which the underlying contracts are expected to contribute to our cash flows ranging from 1 year to 8 years. As a result, a significant portion of the amortization will be recognized within the first few years of this range. See Note 10 – Goodwill and Other Intangible Assets.
Commodity derivatives
We are exposed to commodity price risk. To manage this volatility, we use various contracts in our marketing and trading activities that generally meet the definition of derivatives. We enter into commodity derivatives to economically hedge exposures to natural gas and retain exposure to price changes that can, in a volatile energy market, be material and can adversely affect our results of operations; see Note 1 – General, Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for our accounting policy for commodity derivatives.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for 2023, 2022, and 2021, are presented as if the Gulf Coast Storage Acquisition had been completed on January 1, 2023, the DJ Basin Acquisitions and MountainWest Acquisition had been completed on January 1, 2022, the Trace Acquisition had been completed on January 1, 2021, and the Sequent Acquisition had been completed on January 1, 2020. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Year Ended December 31, 2023
	As Reported	Pro Forma Gulf Coast Storage	Pro Forma DJ Basin (1)	Pro Forma MountainWest (1)	Pro Forma Combined
	(Millions)
Revenues	$10,907	$202	$270	$35	$11,414
Net income (loss) attributable to The Williams Companies, Inc.	3,179	53	17	6	3,255

	Year Ended December 31, 2022
	As Reported	Pro Forma DJ Basin	Pro Forma MountainWest	Pro Forma Trace (1)	Pro Forma Combined
	(Millions)
Revenues	$10,965	$218	$265	$45	$11,493
Net income (loss) attributable to The Williams Companies, Inc.	2,049	13	170	18	2,250

	Year Ended December 31, 2021
	As Reported		Pro Forma Trace	Pro Forma Sequent (1)	Pro Forma Combined
	(Millions)
Revenues	$10,627		$118	$188	$10,933
Net income (loss) attributable to The Williams Companies, Inc.	1,517		42	4	1,563

(1)Excludes results from operations acquired in the acquisition for the period beginning on the acquisition date, as these results are included in the amounts as reported.
NorTex Asset Purchase
On August 31, 2022, we purchased a group of assets in north Texas, primarily natural gas storage facilities and pipelines, from NorTex Midstream Holdings, LLC (NorTex Asset Purchase) for approximately $424 million. These assets are included in our Transmission & Gulf of Mexico segment.
Sale of Certain Gulf Coast Liquids Pipelines
On September 29, 2023, we completed the sale of various petrochemical and feedstock pipelines and associated contracts in the Gulf Coast region for $348 million. As a result of this sale, we recorded a gain of $129 million in 2023 in our Transmission & Gulf of Mexico segment. The gain is reflected in Gain on sale of business in our

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Consolidated Statement of Income. The results of operations for this disposal group, excluding the gain noted, were not significant for the reporting periods.
Note 4 – Related Party Transactions
Transactions with Equity-Method Investees
We have costs and expenses associated with our equity-method investees of $776 million, $1.346 billion, and $948 million for 2023, 2022, and 2021, respectively in our Consolidated Statement of Income. Substantially all of these expenses are included in Product costs. We also have revenue from our equity-method investees of $5 million, $76 million, and $46 million for 2023, 2022, and 2021, respectively. In addition, we have $2 million and $17 million included in Trade accounts and other receivables and $33 million and $87 million included in Accounts payable in our Consolidated Balance Sheet with our equity-method investees at December 31, 2023 and 2022, respectively.
We have operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to us for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. The total charges to equity-method investees for these fees are $64 million, $65 million, and $70 million for 2023, 2022, and 2021, respectively.
Board of Directors
Two members of our Board of Directors are also executive officers at certain of our counterparties. We recorded $90 million and $180 million in Product sales and $25 million and $86 million in Product costs in our Consolidated Statement of Income from these companies for the purchase and sale of natural gas for 2023 and 2022, respectively.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 5 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$3,334	$—	$—	$—	$—	$—	$(60)	$3,274
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	443	1,782	1,478	—	—	(170)	3,533
Commodity consideration	—	38	5	103	—	—	—	146
Other	19	11	87	12	1	—	(15)	115
Total service revenues	3,353	492	1,874	1,593	1	—	(245)	7,068
Product sales	140	120	132	441	4,615	442	(962)	4,928
Total revenues from contracts with customers	3,493	612	2,006	2,034	4,616	442	(1,207)	11,996
Other revenues (1)	38	15	27	101	4,294	64	(2)	4,537
Other adjustments (2)	—	—	—	—	(6,032)	—	406	(5,626)
Total revenues	$3,531	$627	$2,033	$2,135	$2,878	$506	$(803)	$10,907

2022
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$3,139	$—	$—	$—	$—	$—	$(72)	$3,067
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration (3)	—	381	1,526	1,518	—	—	(167)	3,258
Commodity consideration	—	64	14	182	—	—	—	260
Other (3)	10	11	102	12	3	—	(16)	122
Total service revenues	3,149	456	1,642	1,712	3	—	(255)	6,707
Product sales	179	251	134	841	10,768	706	(1,813)	11,066
Total revenues from contracts with customers	3,328	707	1,776	2,553	10,771	706	(2,068)	17,773
Other revenues (1)	28	10	26	8	7,929	(55)	(11)	7,935
Other adjustments (2)	—	—	—	—	(15,467)	—	724	(14,743)
Total revenues	$3,356	$717	$1,802	$2,561	$3,233	$651	$(1,355)	$10,965

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
2021
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,988	$—	$—	$—	$—	$—	$(33)	$2,955
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration (3)	—	358	1,425	1,227	—	—	(133)	2,877
Commodity consideration	—	52	7	179	—	—	—	238
Other (3)	10	8	78	9	3	1	(16)	93
Total service revenues	2,998	418	1,510	1,415	3	1	(182)	6,163
Product sales	88	269	99	643	6,404	333	(1,215)	6,621
Total revenues from contracts with customers	3,086	687	1,609	2,058	6,407	334	(1,397)	12,784
Other revenues (1)	13	8	25	(32)	2,632	11	(13)	2,644
Other adjustments (2)	—	—	—	—	(4,828)	—	27	(4,801)
Total revenues	$3,099	$695	$1,634	$2,026	$4,211	$345	$(1,383)	$10,627

______________________________
(1)Revenues not derived from contracts with customers primarily consist of physical product sales related to commodity derivative contracts, realized and unrealized gains and losses associated with our commodity derivative contracts, which are reported in Net gain (loss) from commodity derivatives in our Consolidated Statement of Income, management fees that we receive for certain services we provide to operated equity-method investments, and leasing revenues associated with our headquarters building.
(2)Other adjustments reflect certain costs of Gas & NGL Marketing Services’ risk management activities. As we are acting as agent for natural gas marketing customers or engage in energy trading activities, the resulting revenues are presented net of the related costs of those activities in our Consolidated Statement of Income.
(3)Certain contractual reimbursements of operating and maintenance costs totaling $186 million and $171 million for 2022 and 2021, respectively, previously included in Other are now presented in Monetary consideration to conform to the current presentation.

Contract Assets
The following table presents a reconciliation of our contract assets:

	Year Ended December 31,
	2023	2022
	(Millions)
Balance at beginning of year	$29	$22
Revenue recognized in excess of amounts invoiced	183	208
Minimum volume commitments invoiced	(176)	(201)
Balance at end of year	$36	$29

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Year Ended December 31,
	2023	2022
	(Millions)
Balance at beginning of year	$1,043	$1,126
Payments received and deferred	190	180
Significant financing component	9	9
Contract liability acquired (disposed) – net	115	2
Recognized in revenue	(276)	(274)
Balance at end of year	$1,081	$1,043
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2023, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to December 31, 2023, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2023.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2024 (one year)	$165	$3,828
2025 (one year)	145	3,467
2026 (one year)	139	3,289
2027 (one year)	131	2,627
2028 (one year)	112	2,365
Thereafter	389	13,548
Total	$1,081	$29,124

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 6 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes from continuing operations includes:

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Current:
Federal	$3	$(25)	$(1)
State	21	19	3
	24	(6)	2
Deferred:
Federal	872	424	421
State	109	7	88
	981	431	509
Provision (benefit) for income taxes	$1,005	$425	$511

Reconciliations from the Provision (benefit) at statutory rate from continuing operations to recorded Provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Provision (benefit) at statutory rate	$925	$534	$435
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	129	113	71
State deferred income tax rate change	(25)	(92)	—
Federal valuation allowance	—	(70)	3
Federal settlements	—	(45)	—
Impact of nontaxable noncontrolling interests	(26)	(14)	(9)
Other – net	2	(1)	11
Provision (benefit) for income taxes	$1,005	$425	$511
The State deferred income tax rate change benefit of $25 million and $92 million in 2023 and 2022, respectively, is related to a decrease in our estimate of the deferred state income tax rate (net of federal effect) driven primarily by the enacted decline in the Pennsylvania state income tax rate over the next several years.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Significant components of Deferred income tax liabilities are as follows:

	December 31,
	2023	2022
	(Millions)
Gross deferred income tax liabilities:
Property, plant and equipment	$3,541	$3,171
Investments	1,740	1,784
Other	146	138
Total gross deferred income tax liabilities	5,427	5,093
Gross deferred income tax assets:
Accrued liabilities	935	1,108
Foreign tax credits	35	91
Federal loss carryovers	398	730
State losses and credits	293	356
Other	103	121
Total gross deferred income tax assets	1,764	2,406
Less valuation allowance	183	200
Net deferred income tax assets	1,581	2,206
Deferred income tax liabilities	$3,846	$2,887
The valuation allowance at December 31, 2023 and 2022 serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. We considered all available positive and negative evidence, which incorporates available tax planning strategies, and management’s estimate of future reversals of existing taxable temporary differences, and have determined that a portion of our deferred income tax assets related to the Foreign tax credits and State losses and credits may not be realized. In 2022, we released $70 million of valuation allowance upon determining we expect to utilize additional foreign tax credits prior to expiration between 2024 and 2025. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits reflects increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. We have loss and credit carryovers in multiple state taxing jurisdictions. These attributes generally expire between 2024 and 2042 with some carryovers having indefinite carryforward periods.
Federal loss carryovers at December 31, 2023 reflect deferred tax assets on net operating loss carryovers with no expiration date.
Cash payments for income taxes (net of refunds) were $31 million and $13 million in 2023 and 2022, respectively. Cash refunds for income taxes (net of payments) were $45 million in 2021.
During the second quarter of 2022, we finalized settlements for 2011 through 2014 on certain contested matters with the Internal Revenue Service (IRS) that resulted in a 2022 year-to-date tax benefit of approximately $45 million and we received cash refunds totaling $7 million. During the fourth quarter of 2023, we closed the audit for 2018 and made a $5 million payment.
We recognize related interest and penalties as a component of Provision (benefit) for income taxes. No significant interest and penalties were recognized for any period presented. There are no interest or penalties relating to uncertain tax positions accrued as of December 31, 2023 and December 31, 2022.
Consolidated U.S. Federal income tax returns are open to IRS examination for years after 2019. The statute of limitations for most states expires one year after expiration of the IRS statute.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 8 – Investing Activities
Investments

	Ownership Interest at December 31, 2023	December 31,
		2023	2022
		(Millions)
Equity method:
Appalachia Midstream Investments	(1)	$2,886	$2,975
Blue Racer	50%	398	383
OPPL	50%	387	386
Discovery	60%	361	345
Gulfstream	50%	210	220
Laurel Mountain	69%	184	205
RMM (2)	100%	—	395
Other	Various	188	139
		4,614	5,048
Other		23	17
		$4,637	$5,065
___________
(1)Includes equity-method investments in multiple gathering systems in the Marcellus Shale region with an approximate average 66 percent interest.
(2)RMM is a wholly owned subsidiary as of November 30, 2023. See Note 3 – Acquisitions and Divestitures.
Basis differential
The carrying value of our Appalachia Midstream Investments exceeds our portion of the underlying net assets by approximately $1.1 billion at December 31, 2023 and 2022. These differences were assigned at the acquisition date to property, plant, and equipment and customer relationship intangible assets. Certain of our other equity-method investments have a carrying value less than our portion of the underlying equity in the net assets primarily due to other than temporary impairments that we have recognized but that were not required to be recognized in the investees’ financial statements. These differences total approximately $773 million and $1.1 billion at December 31, 2023 and 2022, respectively, and were assigned to property, plant, and equipment and customer relationship intangible assets. Differences in the carrying value of our equity-method investments and our portion of the equity in the underlying net assets are generally amortized over the remaining useful lives of the associated underlying assets and included in Equity earnings (losses) within our Consolidated Statement of Income.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Purchases of and contributions to equity-method investments
We generally fund our portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of our investments and included:

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Appalachia Midstream Investments	$59	$83	$84
Discovery	40	41	—
Aux Sable Liquid Products LP	38	—	—
Cardinal Pipeline Company, LLC	—	16	—
Gulfstream	—	14	26
Other	4	12	5
	$141	$166	$115
Other investing income (loss) – net
The following table presents certain items reflected in Other investing income (loss) – net in our Consolidated Statement of Income:

	Year Ended December 31,
	2023	2022	2021
		(Millions)
Interest income	$79	$15	$7
Gain on remeasurement of RMM investment (Note 3)	30	—	—
Other	(1)	1	—
Other investing income (loss) – net	$108	$16	$7
Dividends and distributions
The organizational documents of entities in which we have an equity-method investment generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of our investments and included:

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Appalachia Midstream Investments	$405	$415	$433
Gulfstream	98	89	90
Blue Racer	62	49	47
OPPL	56	34	26
RMM	49	52	45
Discovery	49	49	44
Laurel Mountain	42	112	33
Other	35	65	39
	$796	$865	$757

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2023	2022
	(Millions)
Assets (liabilities):
Current assets	$669	$964
Noncurrent assets	11,058	12,701
Current liabilities	(358)	(632)
Noncurrent liabilities	(3,619)	(3,789)

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Gross revenue	$3,714	$5,520	$4,688
Operating income	966	1,268	1,191
Net income	748	1,102	1,006

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
Defined Contribution Plan
We have a defined contribution plan for the benefit of substantially all employees. Plan participants may contribute a portion of their compensation on a pre-tax or after-tax basis. Generally, we match employee contributions up to 6 percent of eligible compensation. Additionally, eligible active employees that do not receive compensation credits under the defined benefit pension plan are eligible for an additional annual fixed-percentage contribution made by us to the defined contribution plan. Our contributions charged to expense were $60 million in 2023, $53 million in 2022, and $45 million in 2021.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$940	$1,133	$152	$200
Service cost	23	28	1	1
Interest cost	46	31	7	6
Plan participants’ contributions	—	—	2	2
Benefits paid	(71)	(78)	(13)	(12)
Net actuarial loss (gain) (1)	68	(162)	(4)	(45)
Settlements	—	(12)	—	—
Net increase (decrease) in benefit obligation	66	(193)	(7)	(48)
Benefit obligation at end of year	1,006	940	145	152
Change in plan assets:
Fair value of plan assets at beginning of year	1,117	1,336	253	287
Actual return on plan assets	120	(132)	17	(27)
Employer contributions	1	3	3	3
Plan participants’ contributions	—	—	2	2
Benefits paid	(71)	(78)	(13)	(12)
Settlements	—	(12)	—	—
Net increase (decrease) in fair value of plan assets	50	(219)	9	(34)
Fair value of plan assets at end of year	1,167	1,117	262	253
Funded status — overfunded (underfunded)	$161	$177	$117	$101
Amounts recognized in the Consolidated Balance Sheet:
Noncurrent assets	$187	$201	$120	$105
Current liabilities	(4)	(2)	(3)	(4)
Noncurrent liabilities	(22)	(22)	—	—
Funded status — overfunded (underfunded)	$161	$177	$117	$101

Accumulated benefit obligation	$998	$930
____________
(1)    2023 amounts are due primarily to changes in the following factors: Pension Benefits - interest crediting rate assumption and discount rate assumptions. 2022 amounts are due primarily to changes in the following factors: Pension Benefits - discount rate assumptions, partially offset by interest crediting rate assumption; Other Postretirement Benefits - discount rate assumption.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes information for pension plans with obligations in excess of plan assets at December 31.

	2023	2022
	(Millions)
Projected benefit obligation	$26	$24
Accumulated benefit obligation	24	22
Fair value of plan assets	—	—
Pre-tax amounts recognized in Accumulated other comprehensive income (loss) at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
	(Millions)
Net actuarial gain (loss)	$(45)	$(45)	$19	$18
Additionally, as of December 31, 2023 and 2022, we have $123 million and $130 million, respectively, of pension and other postretirement plan amounts included in regulatory liabilities associated with our gas pipeline companies.
Net Periodic Benefit Cost (Credit)
Net periodic benefit cost (credit) for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$23	$28	$30	$1	$1	$1
Interest cost	46	31	28	7	6	5
Expected return on plan assets	(57)	(44)	(43)	(10)	(10)	(10)
Amortization of net actuarial loss (gain)	5	12	14	(3)	—	—
Net actuarial loss from settlements	—	3	1	—	—	—
Reclassification to regulatory liability	—	—	—	—	1	2
Net periodic benefit cost (credit) (1)	$17	$30	$30	$(5)	$(2)	$(2)
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Items Recognized in Other Comprehensive Income (Loss)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	(Millions)
Net actuarial gain (loss) arising during the year	$(5)	$(14)	$40	$3	$14	$29
Amortization of net actuarial loss (gain)	5	12	14	(2)	—	—
Net actuarial loss from settlements	—	3	1	—	—	—
Total recognized in Other comprehensive income (loss)	$—	$1	$55	$1	$14	$29
Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations and Net periodic benefit cost (credit) as of December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Benefit obligations:
Discount rate	4.98%	5.16%	2.82%	5.01%	5.20%	2.93%
Rate of compensation increase	3.52	3.58	3.67	N/A	N/A	N/A
Cash balance interest crediting rate	4.50	3.50	3.00	N/A	N/A	N/A
Net periodic benefit cost (credit):
Discount rate	5.16%	2.84%	2.45%	5.20%	2.93%	2.59%
Expected long-term rate of return on plan assets	5.17	3.81	3.69	4.04	3.67	3.61
Rate of compensation increase	3.58	3.67	3.76	N/A	N/A	N/A
Cash balance interest crediting rate	3.50	3.00	3.00	N/A	N/A	N/A
We use mortality tables issued by the Society of Actuaries to measure the benefit obligations.
The assumed health care cost trend rate for 2024 is 7.0 percent. This rate decreases to 4.5 percent by 2034.
Plan Assets
The plans’ investment objectives include a framework to manage the volatility of the plans’ funded status and minimize future cash contributions. The plans follow a policy of diversifying the investments across various asset classes, strategies, and investment managers.
The investment policy for the pension plans includes target asset allocation percentages as well as permitted and prohibited investments designed to mitigate risks associated with investing. The December 31, 2023, target asset allocation was 25 percent equity securities and 75 percent fixed income securities, including investments in equity and fixed income mutual funds, commingled investment funds, and separate accounts.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The fair values of our pension and other postretirement benefits plan assets by asset class at December 31 are as follows:

	2023
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$17	$—	$17	$99	$—	$99
Government debt securities	61	17	78	9	2	11
Corporate debt securities	—	311	311	—	44	44
Other	2	5	7	1	—	1
	$80	$333	413	$109	$46	155
Commingled investment funds (3):
Equities			287			41
Fixed income			467			66
Total assets at fair value			$1,167			$262

	2022
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$45	$—	$45	$105	$—	$105
Government debt securities	58	18	76	8	3	11
Corporate debt securities	—	284	284	—	39	39
Other	1	4	5	—	—	—
	$104	$306	410	$113	$42	155
Commingled investment funds (3):
Equities			273			38
Fixed income			434			60
Total assets at fair value			$1,117			$253
____________
(1)    Level 1 includes assets with fair values based on quoted prices in active markets for identical assets. Cash management funds and U.S. Treasury securities are included in this level.
(2)    Level 2 includes assets with fair values determined by using significant other observable inputs. This level includes fixed income securities, other than U.S. Treasury securities, that are valued primarily using pricing models which incorporate observable inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads.
(3)    The commingled investment funds are measured at fair value using net asset value per share. Certain standard withdrawal restrictions generally apply, which may include redemption notification period restrictions ranging from 1 day to 15 days.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Plan Benefit Payments and Employer Contributions
Following are the expected benefit payments, which reflect the same assumptions previously discussed and future service as appropriate.

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2024	$95	$12
2025	96	12
2026	90	11
2027	87	11
2028	84	11
2029-2033	397	49
In 2024, we expect to contribute approximately $2 million to our pension plans and approximately $3 million to our other postretirement benefit plan.
Note 9 – Property, Plant, and Equipment
The following table presents nonregulated and regulated Property, plant, and equipment – net as presented in our Consolidated Balance Sheet for the years ended:

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2023	2022
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$21,357	$19,163
Construction in progress	Not applicable		1,138	997
Oil and gas properties	Units of production		1,111	874
Other	0 - 45		3,268	2,998
Regulated:
Natural gas transmission facilities		1.25 - 8.33	21,083	19,521
Construction in progress	Not applicable	Not applicable	1,124	708
Other	5 - 45	0.00 - 33.33	2,761	2,796
Total property, plant, and equipment, at cost			51,842	47,057
Accumulated depreciation and amortization			(17,531)	(16,168)
Property, plant, and equipment — net			$34,311	$30,889
__________
(1)    Estimated useful life and depreciation rates are presented as of December 31, 2023. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.
Depreciation and amortization expense for Property, plant, and equipment – net was $1.660 billion, $1.498 billion, and $1.496 billion in 2023, 2022, and 2021, respectively.
Interest capitalized was $54 million, $20 million, and $11 million in 2023, 2022, and 2021, respectively.
Regulated Property, plant, and equipment – net includes approximately $389 million and $428 million at December 31, 2023 and 2022, respectively, related to amounts in excess of the original cost of the regulated facilities within our gas pipeline businesses as a result of our prior acquisitions. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.

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
The following table presents the significant changes to our AROs, of which $1.978 billion and $1.827 billion are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Accrued and other current liabilities at December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
	(Millions)
Balance at beginning of year	$1,914	$1,665
Liabilities incurred	42	77
Liabilities settled	(43)	(22)
Accretion	97	85
Revisions (1)	74	109
Balance at end of year	$2,084	$1,914
___________
(1)Several factors are considered in the annual review process, including inflation rates, current estimates for removal cost, market risk premiums, discount rates, and the estimated remaining useful life of the assets. The 2023 and 2022 revisions reflect changes in removal cost estimates and increases in inflation rates, partially offset by increases in discount rates.
The funds Transco collects through a portion of its rates to fund its AROs are deposited into an external trust account dedicated to funding its AROs (ARO Trust). (See Note 15 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.) Under its current rate settlement, Transco’s annual funding obligation is approximately $16 million, with installments to be deposited monthly.
Note 10 – Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, included in Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet, by reportable segment for the periods indicated are as follows:

	Transmission & Gulf of Mexico	West	Total
	(Millions)
December 31, 2021	$—	$—	$—
December 31, 2022	—	—	—
MountainWest Acquisition (Note 3)	400		400
Cureton Acquisition (Note 3)		6	6
RMM Acquisition (Note 3)		57	57
December 31, 2023	$400	$63	$463
Goodwill is not subject to amortization, but is evaluated at least annually for impairment or more frequently if impairment indicators are present. We did not identify or recognize any impairments to goodwill in connection with our evaluation of goodwill for impairment during the year ended December 31, 2023.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Other Intangible Assets
The gross carrying amount and accumulated amortization of other intangible assets, included in Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet, at December 31 are as follows:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Customer relationships	$10,237	$(3,155)	$10,065	$(2,801)
Transportation and storage capacity contracts	267	(223)	267	(172)
Other	6	(2)	6	(2)
Other intangible assets	$10,510	$(3,380)	$10,338	$(2,975)
Customer relationships
Customer relationships primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in acquisitions. Contractual customer relationships are being amortized on a straight-line basis over periods of up to 30 years, which represents a portion of the term over which the contractual customer relationships are expected to contribute to our cash flows.
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
The amortization expense related to customer relationships was $360 million, $353 million, and $332 million in 2023, 2022, and 2021, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is $368 million, $368 million, $364 million, $360 million, and $360 million.
Transportation and storage capacity contracts
Certain transportation and storage capacity contracts were recognized as intangible assets as part of the Sequent Acquisition. (See Note 3 – Acquisitions and Divestitures.) The amortization expense related to transportation and storage capacity contracts was $51 million, $158 million, and $14 million in 2023, 2022, and 2021, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is $21 million, $10 million, $7 million, $4 million, and $2 million.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Accrued and Other Current Liabilities

	December 31,
	2023	2022
	(Millions)
Interest on debt	$322	$274
Employee costs	197	218
Contract liabilities	159	141
Alaska refinery contamination litigation (Note 17)	134	21
Asset retirement obligations (Note 9)	106	87
Regulatory liabilities (Note 1)	77	201
Operating lease liabilities (Note 13)	24	25
Other, including accrued loss contingencies	265	303
	$1,284	$1,270

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 12 – Debt and Banking Arrangements
Long-Term Debt

	December 31,
	2023	2022
	(Millions)
Transco:
7.08% Debentures due 2026	$8	$8
7.25% Debentures due 2026	200	200
7.85% Notes due 2026	1,000	1,000
4% Notes due 2028	400	400
3.25% Notes due 2030	700	700
5.4% Notes due 2041	375	375
4.45% Notes due 2042	400	400
4.6% Notes due 2048	600	600
3.95% Notes due 2050	500	500
Other financing obligation — Atlantic Sunrise	790	809
Other financing obligation — Leidy South	76	77
Other financing obligation — Dalton	250	252
MountainWest:
3.53% Notes due 2028 (Note 3)	100	—
3.91% Notes due 2038 (Note 3)	150	—
4.875% Notes due 2041 (Note 3)	180	—
Northwest Pipeline:
7.125% Debentures due 2025	85	85
4% Notes due 2027	500	500
Williams:
4.5% Notes due 2023	—	600
4.3% Notes due 2024	1,000	1,000
4.55% Notes due 2024	1,250	1,250
3.9% Notes due 2025	750	750
4% Notes due 2025	750	750
5.4% Notes due 2026	1,100	—
3.75% Notes due 2027	1,450	1,450
5.3% Notes due 2028	900	—
3.5% Notes due 2030	1,000	1,000
2.6% Notes due 2031	1,500	1,500
7.5% Debentures due 2031	339	339
7.75% Notes due 2031	252	252
8.75% Notes due 2032	445	445
4.65% Notes due 2032	1,000	1,000
5.65% Notes due 2033	750	—
6.3% Notes due 2040	1,250	1,250
5.8% Notes due 2043	400	400
5.4% Notes due 2044	500	500
5.75% Notes due 2044	650	650
4.9% Notes due 2045	500	500
5.1% Notes due 2045	1,000	1,000
4.85% Notes due 2048	800	800
3.5% Notes due 2051	650	650
5.3% Notes due 2052	750	750
7.7% Notes due 2027	2	2
RMM deferred consideration obligation (Note 3)	665	—
Unamortized debt issuance costs	(140)	(135)
Net unamortized debt premium (discount)	(114)	(55)
Total long-term debt, including current portion	25,713	22,554
Long-term debt due within one year	(2,337)	(627)
Long-term debt	$23,376	$21,927
Certain of our debt agreements contain covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, sell assets, and incur additional debt. Default of these agreements could also restrict our ability to make certain distributions or repurchase equity.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table presents aggregate minimum maturities of long-term debt, other financing obligations, and the RMM deferred consideration obligation, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years:

December 31, 2023
(Millions)
2024	$2,338
2025	2,263
2026	2,345
2027	1,993
2028	1,445
Issuances
Our senior unsecured public debt issuances for the past three years and subsequent to the balance sheet date are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
January 5, 2024	March 15, 2029	$1,100	4.900%
January 5, 2024	March 15, 2034	1,000	5.150%
August 10, 2023 (1)	March 2, 2026	350	5.400%
August 10, 2023	August 15, 2028	900	5.300%
March 2, 2023	March 2, 2026	750	5.400%
March 2, 2023	March 15, 2033	750	5.650%
August 8, 2022	August 15, 2032	1,000	4.650%
August 8, 2022	August 15, 2052	750	5.300%
October 8, 2021 (2)	March 15, 2031	600	2.600%
October 8, 2021	October 15, 2051	650	3.500%
March 2, 2021	March 15, 2031	900	2.600%

(1)    Additional issuance of the 5.40 percent senior notes due 2026 issued on March 2, 2023, and trade interchangeably with such notes.
(2)    Additional issuance of the 2.6 percent senior notes due 2031 issued on March 2, 2021, and trade interchangeably with such notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Retirements
Our senior unsecured public debt retirements for the past three years are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
November 15, 2023	November 15, 2023	$600	4.500%
October 17, 2022	January 15, 2023	850	3.700%
May 16, 2022	August 15, 2022	750	3.350%
January 18, 2022	March 15, 2022	1,250	3.600%
September 1, 2021	September 1, 2021	371	7.875%
August 16, 2021	November 15, 2021	500	4.000%

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

	December 31, 2023
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		16
________________
(1)    In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.
Revolving credit facility
In October 2021, we along with Transco and Northwest Pipeline, the lenders named therein, and an administrative agent entered into an amended and restated credit agreement (Credit Agreement) that reduced aggregate commitments available from $4.5 billion to $3.75 billion, with up to an additional $500 million increase in aggregate commitments available under certain circumstances. The Credit Agreement was effective on October 8, 2021. In the second quarter of 2023, the maturity date of our Credit Agreement was extended one year and now expires October 8, 2027. The amended Credit Agreement allows the co-borrowers to request up to two extensions of the maturity date each for an additional one-year period to allow a maturity date as late as October 8, 2029, under certain circumstances. Additionally, the amended Credit Agreement replaces the London Interbank Offered Rate with the Term Secured Overnight Financing Rate as the benchmark interest rate index. The Credit Agreement allows for swing line loans up to an aggregate of $200 million, subject to available capacity under the credit facility, and letters of credit commitments of $500 million. Transco and Northwest Pipeline are each able to borrow up to $500 million under this credit facility to the extent not otherwise utilized by the other co-borrowers.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Credit Agreement plus an applicable margin or a periodic fixed rate equal to the Term Secured Overnight Financing Rate plus an applicable margin. We are required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings.
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
At December 31, 2023, we are in compliance with these covenants.
Commercial Paper Program
We have a $3.5 billion commercial paper program. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The net proceeds of issuances of the commercial paper notes are expected to be used to fund planned capital expenditures and for other general corporate purposes. At December 31, 2023, $725 million of commercial paper was outstanding at a weighted-average interest rate of 5.6 percent. We had $350 million of commercial paper outstanding at December 31, 2022 at a weighted-average interest rate of 4.8 percent.
Cash Payments for Interest (Net of Amounts Capitalized)
Cash payments for interest (net of amounts capitalized) were $1.152 billion in 2023, $1.117 billion in 2022, and $1.137 billion in 2021.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 13 – Leases
We are a lessee through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both our operations and administrative functions.

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Lease Cost:
Operating lease cost	$38	$34	$35
Variable lease cost	31	26	15
Sublease income	(1)	—	(1)
Total lease cost	$68	$60	$49
Cash paid for operating lease liabilities	$37	$33	$35

	December 31,
	2023	2022
	(Millions)
Other Information:
Right-of-use asset (included in Regulatory assets, deferred charges, and other)	$159	$162
Operating lease liabilities:
Current (included in Accrued and other current liabilities)	$24	$25
Noncurrent (included in Regulatory liabilities, deferred income, and other)	$148	$148
Weighted-average remaining lease term – operating leases (years)	11	13
Weighted-average discount rate – operating leases	4.78%	4.62%
At December 31, 2023, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2024	$33
2025	27
2026	27
2027	24
2028	19
Thereafter	100
Total future lease payments	230
Less: Amount representing interest	58
Total obligations under operating leases	$172
We are the lessor to certain lease agreements for office space in our headquarters building, which are insignificant to our financial statements.
Note 14 – Equity-Based Compensation
Williams’ Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan) provides common-stock-based awards to both employees and nonmanagement directors. To date, 50 million new shares have been authorized for making awards under the Plan. The Plan permits the granting of various types of awards including, but not limited to, restricted

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

stock units and stock options. At December 31, 2023, 21 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 12 million shares were available for future grants.
Additionally, up to 5.2 million new shares of our common stock have been authorized to date to be available for sale under our Employee Stock Purchase Plan (ESPP). Employees purchased 250 thousand shares at a weighted-average price of $27.56 per share during 2023. Approximately 0.9 million shares were available for purchase under the ESPP at December 31, 2023.
We recognize compensation expense on employee stock-based awards on a straight-line basis; forfeitures are recognized when they occur. Operating and maintenance expenses and Selling, general, and administrative expenses in our Consolidated Statement of Income include equity-based compensation expense in 2023, 2022, and 2021 of $77 million, $73 million, and $81 million, respectively. Income tax benefit recognized related to the stock-based compensation expense in 2023, 2022, and 2021 was $19 million, $18 million, and $20 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2023, was $70 million, all of which related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.8 years.
Nonvested Restricted Stock Units
At December 31, 2023 and 2022, we had restricted stock units outstanding, including performance-based shares, of 6.6 million shares and 6.9 million shares, respectively, with a weighted-average fair value of $28.34 and $23.63, respectively. During 2023, we granted 3.8 million shares of restricted stock units with a weighted-average fair value of $27.43. Restricted stock units generally vest after three years. Performance-based grants may vest at a range from zero percent to 200 percent of the original shares granted based on performance against a target. At December 31, 2023, there were 1.8 million performance-based shares outstanding.
Stock Options
There were no stock options granted in 2023, 2022, or 2021. At December 31, 2023, we had 1.5 million stock options that were both outstanding and exercisable, with a weighted-average exercise price of $37.17. The weighted-average remaining contractual life for stock options that were both outstanding and exercisable at December 31, 2023, was 1.8 years. Cash received for the exercise of stock options in 2023 and 2022 was $2 million and $49 million, respectively, and the related income tax benefit recognized in both 2023 and 2022 was $2 million.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$269	$269	$269	$—	$—
Commodity derivative assets (1)	310	310	141	112	57
Commodity derivative liabilities (1)	(285)	(285)	(3)	(278)	(4)
Interest rate derivatives	6	6	—	6	—
Additional disclosures:
Long-term debt, including current portion	(25,713)	(25,553)	—	(25,553)	—
Guarantees	(37)	(28)	—	(12)	(16)

Assets (liabilities) at December 31, 2022:
Measured on a recurring basis:
ARO Trust investments	$230	$230	$230	$—	$—
Commodity derivative assets (2)	166	166	20	132	14
Commodity derivative liabilities (2)	(810)	(810)	(22)	(718)	(70)
Other financial assets (liabilities) - net	(5)	(5)	—	(5)	—
Additional disclosures:
Long-term debt, including current portion	(22,554)	(21,569)	—	(21,569)	—
Guarantees	(38)	(25)	—	(9)	(16)

(1)Commodity derivative assets and liabilities exclude $2 million of net cash collateral in Level 1.
(2)Commodity derivative assets and liabilities exclude $202 million of net cash collateral in Level 1.
Fair Value Methods
We use the following methods and assumptions in estimating the fair value of our financial instruments:
Assets measured at fair value on a recurring basis
ARO Trust investments: Transco deposits a portion of its collected rates, pursuant to its rate case settlement, into an external trust that is specifically designated to fund future AROs. The ARO Trust invests in a portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Both realized and unrealized gains and losses are ultimately recorded as regulatory assets or liabilities.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Commodity derivatives: Commodity derivatives include exchange-traded contracts and OTC contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. The fair value amounts are presented on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Derivative assets and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Derivative liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. Changes in the fair value of our derivative assets and liabilities are recorded in Net gain (loss) from commodity derivatives and Net processing commodity expenses in our Consolidated Statement of Income. See Note 16 – Commodity Derivatives for additional information on our derivatives.
The following table presents a reconciliation of changes in fair value of our net commodity derivatives classified as Level 3 in the fair value hierarchy.

	Year Ended December 31,
	2023	2022
	(Millions)
Balance at beginning of period	$(56)	$(15)
Gains (losses) included in our Consolidated Statement of Income	91	(31)
Purchases, issuances, and settlements	20	(5)
Transfers into Level 3	—	(24)
Transfers out of Level 3	(2)	19
Balance at end of period	$53	$(56)
A substantial portion of the carrying value of our Level 3 derivatives at December 31, 2023, relates to a long-term physical natural gas purchase contract associated with an ongoing pipeline expansion project. The valuation of this contract reflects the extrapolation of forward natural gas prices for periods beyond observable price curves, which is considered a significant unobservable input.
Interest rate derivatives: At December 31, 2023, we held forward starting interest rate swap agreements with notional amounts totaling $1.15 billion. During January 2024 we terminated certain of these agreements totaling $750 million of notional value coinciding with the issuance of long-term debt (see Note 12 – Debt and Banking Arrangements). The fair value of these derivatives is determined using discounted cash flows considering forward interest rates and the terms of the agreements, corroborated by counterparty valuations, and is classified as a Level 2 measurement. We designated these derivatives as cash flow hedges to reduce interest rate exposure on future debt issuances. Gains and losses on these derivative instruments are reflected as a component of AOCI and will be amortized to earnings as a component of Interest expense in our Consolidated Statement of Income. These forward starting interest rate swaps are reported in Derivative assets and Derivative liabilities in our Consolidated Balance Sheet.
Additional fair value disclosures
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton, Leidy South, and Atlantic Sunrise projects, as well as the deferred

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

consideration obligation associated with the RMM Acquisition (see Note 3 – Acquisitions and Divestitures), all included within long-term debt, were determined using an income approach (see Note 12 – Debt and Banking Arrangements).
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted liquidity exposure is approximately $23 million at December 31, 2023. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Concentration of Credit Risk
Accounts receivable
The following table summarizes concentration of receivables, net of allowances:

	December 31,
	2023	2022
	(Millions)
NGLs, natural gas, and related products and services	$589	$505
Regulated interstate natural gas transportation and storage	310	311
Marketing of natural gas and NGLs	321	858
Upstream activities	72	97
Accounts Receivable related to revenues from contracts with customers	1,292	1,771
Receivables from derivatives	311	889
Other accounts receivable	52	63
Trade accounts and other receivables - net	$1,655	$2,723
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
Note 16 – Commodity Derivatives
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

At December 31, 2023, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	820,590,728
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(40,757,055)
Basis Risk	Natural Gas	MMBtu	3,091,504
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,218,000)
Basis Risk	Natural Gas Liquids	Barrels	(50,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(155,000)
Commodity Derivatives Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, was reflected as follows:

	December 31, 2023		December 31, 2022
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$623	$(496)	$1,099	$(1,278)
Noncurrent	243	(345)	269	(734)
Total commodity derivatives	$866	$(841)	$1,368	$(2,012)
Counterparty and collateral netting offset	(552)	554	(1,034)	1,236
Amounts recognized in our Consolidated Balance Sheet	$314	$(287)	$334	$(776)
The pre-tax effects of commodity derivative instruments in our Consolidated Statement of Income were as follows:

	Gain (Loss)
	Year Ended December 31,
	2023	2022	2021
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized commodity derivatives designated as hedging instruments	$—	$—	$(55)
Realized commodity derivatives not designated as hedging instruments	253	(91)	16
Unrealized commodity derivatives not designated as hedging instruments	703	(296)	(109)
	$956	$(387)	$(148)

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized commodity derivatives not designated as hedging instruments	$(4)	$16	$2
Unrealized commodity derivatives not designated as hedging instruments	(43)	47	—
	$(47)	$63	$2
Total net gain (loss) from commodity derivatives	$909	$(324)	$(146)

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At December 31, 2023, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $15 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At December 31, 2023, and 2022, net cash collateral held on deposit in broker margin accounts was $2 million and $202 million, respectively.
Note 17 – Contingencies and Commitments
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
In January 2020, the Alaska Superior Court issued its Memorandum of Decision finding in favor of the State of Alaska and FHRA, with the total incurred and potential future damages estimated to be $86 million, plus fees and interest. The court found that FHRA is not entitled to contractual indemnification from us because FHRA contributed to the sulfolane contamination. On March 23, 2020, the court entered final judgment in the case. Filing deadlines were stayed until May 1, 2020. However, on April 21, 2020, we filed a Notice of Appeal. We also filed post-judgment motions including a Motion for New Trial and a Motion to Alter or Amend the Judgment. These

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

post-trial motions were resolved with the court’s denial of the last motion on June 11, 2020. Our Statement of Points on Appeal was filed on July 13, 2020. On June 22, 2020, the court stayed the North Pole’s case pending resolution of the appeal in the State of Alaska and FHRA case. On December 23, 2020, we filed our opening brief on appeal. Oral argument was held on December 15, 2021. On May 26, 2023, the Alaska Supreme Court issued its Opinion substantially affirming the Superior Court’s decision. On July 18, 2023, the Superior Court granted our stay of execution of the monetary judgment portions of the judgment while we seek review before the United States Supreme Court. On September 25, 2023, we filed a Petition for a Writ of Certiorari with the United States Supreme Court, which was subsequently denied in January 2024. The North Pole claims were also settled in January 2024. During 2023, we recorded pre-tax charges of $125 million to Income (loss) from discontinued operations in our Consolidated Statement of Income related to these matters. Payments were made in January 2024 and the claims against us are now resolved.
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
On November 28, 2023, we received a $627 million payment from Energy Transfer for the final order and judgment. On the same day, we paid attorney fees which had been incurred on a contingent fee basis. This resulted in a net gain of $534 million reported as Net gain from Energy Transfer litigation judgment in our Consolidated Statement of Income and included as a component of Modified EBITDA within our Other segment for the year ended December 31, 2023.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of December 31, 2023, we have accrued liabilities totaling $48 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At December 31, 2023, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
The EPA and various state regulatory agencies routinely propose and promulgate new rules and issue updated guidance to existing rules. These rulemakings include, but are not limited to, rules for reciprocating internal

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

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
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At December 31, 2023, we have accrued liabilities of $12 million for these costs and expect to recover approximately $4 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2023, we have accrued liabilities totaling $10 million for these costs.
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
At December 31, 2023, we have accrued environmental liabilities of $26 million related to these matters.
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
At December 31, 2023, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities; thus, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.

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
Commitments
Commitments for construction and acquisition of property, plant, and equipment are approximately $243 million at December 31, 2023.
Commitments for Gas & NGL Marketing Services pipeline transportation capacity and storage capacity are approximately $687 million at December 31, 2023.
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
◦Interest expense;
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

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Significant noncash items which are components of Modified EBITDA may include unrealized net gain (loss) from commodity derivatives within Total revenues, unrealized net gain (loss) from commodity derivatives within Net processing commodity expenses for our Gas & NGL Marketing segment, charges associated with lower of cost or net realizable value adjustments to our Gas & NGL Marketing segment inventory within Product sales and Product costs in our Consolidated Statement of Income, and impairments of certain assets within Other (income) expense – net within Operating income (loss).
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income:

	Year Ended December 31,
	2023	2022	2021
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$3,068	$2,674	$2,621
Northeast G&P	1,916	1,796	1,712
West	1,238	1,211	961
Gas & NGL Marketing Services	950	(40)	22
Total reportable segments	7,172	5,641	5,316
Modified EBITDA of other business activities	841	434	178
	8,013	6,075	5,494
Accretion expense associated with asset retirement obligations for nonregulated operations	(59)	(51)	(45)
Depreciation and amortization expenses	(2,071)	(2,009)	(1,842)
Equity earnings (losses)	589	637	608
Other investing income (loss) – net	108	16	7
Proportional Modified EBITDA of equity-method investments	(939)	(979)	(970)
Interest expense	(1,236)	(1,147)	(1,179)
(Provision) benefit for income taxes	(1,005)	(425)	(511)
Income (loss) from discontinued operations	(97)	—	—
Net income (loss)	$3,303	$2,117	$1,562

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income and Other financial information:

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
2023
Segment revenues:
Service revenues
External	$3,766	$1,868	$1,376	$1	$15	$—	$7,026
Internal	92	28	126	—	1	(247)	—
Total service revenues	3,858	1,896	1,502	1	16	(247)	7,026
Total service revenues – commodity consideration	38	5	103	—	—	—	146
Product sales
External	146	34	80	2,382	137	—	2,779
Internal	106	98	361	(322)	305	(548)	—
Total product sales	252	132	441	2,060	442	(548)	2,779
Net gain (loss) from commodity derivatives
Realized	2	—	89	115	47	—	253
Unrealized	—	—	—	702	1	—	703
Total net gain (loss) from commodity derivatives (2)	2	—	89	817	48	—	956
Total revenues	$4,150	$2,033	$2,135	$2,878	$506	$(795)	$10,907

Other financial information:
Additions to long-lived assets	$2,501	$340	$1,186	$7	$279	$—	$4,313
Proportional Modified EBITDA of equity-method investments	205	574	162	—	(2)	—	939

2022
Segment revenues:
Service revenues
External	$3,461	$1,613	$1,443	$3	$16	$—	$6,536
Internal	118	41	99	—	8	(266)	—
Total service revenues	3,579	1,654	1,542	3	24	(266)	6,536
Total service revenues – commodity consideration	64	14	182	—	—	—	260
Product sales
External	228	28	145	4,052	103	—	4,556
Internal	176	106	696	(518)	603	(1,063)	—
Total product sales	404	134	841	3,534	706	(1,063)	4,556
Net gain (loss) from commodity derivatives
Realized	—	—	(4)	17	(104)	—	(91)
Unrealized	—	—	—	(321)	25	—	(296)
Total net gain (loss) from commodity derivatives (2)	—	—	(4)	(304)	(79)	—	(387)
Total revenues	$4,047	$1,802	$2,561	$3,233	$651	$(1,329)	$10,965

Other financial information:
Additions to long-lived assets	$1,420	$261	$1,507	$4	$406	$—	$3,598
Proportional Modified EBITDA of equity-method investments	193	654	132	—	—	—	979

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
2021
Segment revenues:
Service revenues
External	$3,310	$1,490	$1,178	$3	$20	$—	$6,001
Internal	75	38	70	—	12	(195)	—
Total service revenues	3,385	1,528	1,248	3	32	(195)	6,001
Total service revenues – commodity consideration	52	7	179	—	—	—	238
Product sales
External	231	13	60	4,094	138	—	4,536
Internal	118	86	583	198	195	(1,180)	—
Total product sales	349	99	643	4,292	333	(1,180)	4,536
Net gain (loss) from commodity derivatives
Realized	—	—	(44)	25	(20)	—	(39)
Unrealized	—	—	—	(109)	—	—	(109)
Total net gain (loss) from commodity derivatives (2)	—	—	(44)	(84)	(20)	—	(148)
Total revenues	$3,786	$1,634	$2,026	$4,211	$345	$(1,375)	$10,627

Other financial information:
Additions to long-lived assets	$861	$164	$209	$1	$620	$—	$1,855
Proportional Modified EBITDA of equity-method investments	183	682	105	—	—	—	970
______________
(1)    As we are acting as agent for natural gas marketing customers or engage in energy trading activities, the resulting revenues are presented net of the related costs of those activities.
(2)    We record transactions that qualify as commodity derivatives at fair value with changes in fair value recognized in earnings in the period of change and characterized as unrealized gains or losses. Gains and losses from commodity derivatives held for energy trading purposes are presented on a net basis in revenue.
Segment assets include Investments, Property, plant, and equipment – net, and Intangible assets – net of accumulated amortization. The following table reflects segment assets and equity-method investments by reportable segments:

	Segment Assets		Equity-Method Investments
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(Millions)
Transmission & Gulf of Mexico	$19,705	$17,795	$652	$629
Northeast G&P	13,319	13,539	3,477	3,566
West	12,188	10,710	477	843
Gas & NGL Marketing Services	77	130	—	—
Other	1,252	1,143	8	10
Total	46,541	43,317	$4,614	$5,048
Total current assets	4,513	3,797
Regulatory assets, deferred charges, and other	1,573	1,319
Total assets	$52,627	$48,433

The Williams Companies, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 19 – Subsequent Events
Quarterly Dividends to Common Stockholders
On January 30, 2024, our board of directors approved a regular quarterly dividend to common stockholders of $0.475 per share payable on March 25, 2024.
Gulf Coast Storage Acquisition
See Note 3 – Acquisitions and Divestitures for discussion.
Long-term Debt Issuance
In January 2024, we issued $1.1 billion of 4.9 percent senior unsecured notes due March 15, 2029, and $1 billion of 5.15 percent senior unsecured notes due March 15, 2034 (see Note 12 – Debt and Banking Arrangements). We used a portion of the proceeds in January 2024 to pay down $725 million of commercial paper outstanding at December 31, 2023.

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2023
Deferred tax asset valuation allowance (1)	$200	$(17)	$—	$—	$183
2022
Deferred tax asset valuation allowance (1)	297	(97)	—	—	200
2021
Deferred tax asset valuation allowance (1)	325	(28)	—	—	297
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
As disclosed in Note 3 – Acquisitions and Divestitures, we acquired MountainWest on February 14, 2023, and its total revenues constituted approximately 2 percent of total revenues as shown on our consolidated financial statements for the year ended December 31, 2023. MountainWest’s total assets constituted approximately 3 percent of total assets as shown on our consolidated financial statements as of December 31, 2023. We also acquired Cureton on November 30, 2023, and its total revenues constituted approximately zero percent of total revenues as shown on our consolidated financial statements for the year ended December 31, 2023. Cureton’s total assets constituted approximately 1 percent of total assets as shown on our consolidated financial statements as of December 31, 2023. We excluded MountainWest and Cureton’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
Other than as set forth above, there have been no changes during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting at December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, which excluded MountainWest and Cureton’s internal control over financial reporting as previously discussed, we concluded that, at December 31, 2023, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Williams Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MountainWest Pipelines Holding Company or Cureton Front Range, LLC, which are included in the 2023 consolidated financial statements of the Company and constituted three and one percent of total assets, respectively, as of December 31, 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MountainWest Pipelines Holding Company or Cureton Front Range, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 21, 2024

Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors and nominees for director required by Item 401 of Regulation S-K will be presented under the heading “Corporate Governance and Board Matters” in our definitive proxy statement prepared for the solicitation of proxies in connection with our Annual Meeting of Stockholders to be held April 30, 2024, which shall be filed no later than March 21, 2024 (Proxy Statement), which information is incorporated by reference herein.

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
Sixth Supplemental Indenture, dated as of August 8, 2022, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 8, 2022, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.15	—
Seventh Supplemental Indenture, dated as of March 2, 2023, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 2, 2023, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.16	—
Eighth Supplemental Indenture, dated as of August 10, 2023, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 10, 2023, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.17	—
Ninth Supplemental Indenture, dated as of January 5, 2024, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 5, 2024, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

4.29	—
Senior Indenture, dated as of November 30, 1995, between Northwest Pipeline Corporation and Chemical Bank, Trustee (filed September 14, 1995, as Exhibit 4.1 to Northwest Pipeline’s registration statement on Form S-3 (File No. 033-62639) and incorporated herein by reference).

4.30	—
Indenture, dated as of April 3, 2017, between Northwest Pipeline LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on April 3, 2017, as Exhibit 4.1 to Northwest Pipeline’s current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

4.31	—
Senior Indenture, dated as of July 15, 1996, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996, as Exhibit 4.1 to Transcontinental Gas Pipe Line Corporation’s registration statement on Form S-3 (File No. 333-02155) and incorporated herein by reference).

4.32	—
Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on August 12, 2011, as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.33	—
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

Exhibit No.		Description

4.36	—
Indenture, dated as of May 8, 2020, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 8, 2020, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.37	—
Indenture, dated August 17, 1998, between Questar Pipeline Company and Wells Fargo Bank, N.A., as successor trustee (filed on August 17, 1998, as Exhibit 4.01 to the Questar Pipeline Company Registration Statement on Form S-3 (File No. 333-61621) and incorporated herein by reference.

4.38	—
Officer’s Certificate (including the form of Questar Pipeline Company’s 4.875% Senior Notes due 2041) (filed on December 6, 2011, as Exhibit 4.1 to the Questar Pipeline Company current report on Form 8-K (File No. 001-14147) and incorporated herein by reference).

4.39*	—	Dominion Energy Questar Pipeline Note Purchase Agreement

4.40	—	Description of Securities.

10.1*§	—	The Williams Companies Amended and Restated Retirement Restoration Plan amended effective as of January 1, 2024.

10.2§	—
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

Exhibit No.		Description

10.11§	—
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

10.26§	—
Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on February 28, 2022, as Exhibit 10.31 to The Williams Companies, Inc.’s Form 10-K (File No.001-04174) and incorporated herein by reference).

10.27§	—
Form of Time-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain non-management directors (filed on February 24, 2021, as Exhibit 10.29 to The Williams Companies, Inc.’s Form 10-K (File No. 001-04174) and incorporated herein by reference).

10.28§	—
Form of Performance-Based Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on February 28, 2022, as Exhibit 10.33 to The Williams Companies, Inc.’s Form 10-K (File No.001-04174) and incorporated herein by reference.

10.29§	—
Form of Two-Year Ratable Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 3, 2023, as Exhibit 10.1 to The Williams Companies, Inc.’s Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.30§	—
Form of Three-Year Ratable Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 3, 2023, as Exhibit 10.2 to The Williams Companies, Inc.’s Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.31§	—
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

10.35	—
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

32**	—	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	—	The Williams Companies, Inc. Financial Statement Compensation Recoupment Policy.

101.INS*	—	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	—	XBRL Taxonomy Extension Schema.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.

104*	—	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

______________
*	Filed herewith
**	Furnished herewith
§	Management contract or compensatory plan or arrangement

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
Date: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN S. ARMSTRONG	President, Chief Executive Officer and Director	February 21, 2024
Alan S. Armstrong	(Principal Executive Officer)

/s/ JOHN D. PORTER	Senior Vice President and Chief Financial Officer	February 21, 2024
John D. Porter	(Principal Financial Officer)

/s/ MARY A. HAUSMAN	Vice President, Chief Accounting Officer and Controller	February 21, 2024
Mary A. Hausman	(Principal Accounting Officer)

/s/ STEPHEN W. BERGSTROM	Chairman of the Board	February 21, 2024
Stephen W. Bergstrom

/s/ MICHAEL A. CREEL	Director	February 21, 2024
Michael A. Creel

/s/ STACEY H. DORÉ	Director	February 21, 2024
Stacey H. Doré

/s/ CARRI A. LOCKHART	Director	February 21, 2024
Carri A. Lockhart

/s/ RICHARD E. MUNCRIEF	Director	February 21, 2024
Richard E. Muncrief

/s/ PETER A. RAGAUSS	Director	February 21, 2024
Peter A. Ragauss

/s/ ROSE M. ROBESON	Director	February 21, 2024
Rose M. Robeson

/s/ SCOTT D. SHEFFIELD	Director	February 21, 2024
Scott D. Sheffield

Signature	Title	Date

/s/ MURRAY D. SMITH	Director	February 21, 2024
Murray D. Smith

/s/ WILLIAM H. SPENCE	Director	February 21, 2024
William H. Spence

/s/ JESSE J. TYSON	Director	February 21, 2024
Jesse J. Tyson