Form 10-Q
period 2024-03-31
WILLIAMS COMPANIES, INC.
filed 2024-05-06
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2024
Common Stock, $1.00 par value	1,218,754,019

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
•Changes in the current geopolitical situation, including the Russian invasion of Ukraine and conflicts in the Middle East, including between Israel and Hamas and conflicts involving Iran and its proxy forces;
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024, as may be supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10‑Q.

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
Gulf Coast Storage Acquisition: On January 3, 2024, we closed on the acquisition of 100 percent of both Hartree Cardinal Gas, LLC and Hartree Natural Gas Storage, LLC (collectively, “Hartree”), which own natural gas storage facilities and pipelines in Louisiana and Mississippi.
MountainWest Acquisition: The February 14, 2023, acquisition of 100 percent of MountainWest Pipelines Holding Company (MountainWest), which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,905	$1,694
Service revenues – commodity consideration	30	36
Product sales	845	845
Net gain (loss) from commodity derivatives	(9)	506
Total revenues	2,771	3,081
Costs and expenses:
Product costs	526	553
Net processing commodity expenses	5	54
Operating and maintenance expenses	511	463
Depreciation and amortization expenses	548	506
Selling, general, and administrative expenses	186	176
Other (income) expense – net	(17)	(31)
Total costs and expenses	1,759	1,721
Operating income (loss)	1,012	1,360
Equity earnings (losses)	137	147
Other investing income (loss) – net	24	8
Interest expense	(349)	(294)
Other income (expense) – net	31	20
Income (loss) before income taxes	855	1,241
Less: Provision (benefit) for income taxes	193	284
Net income (loss)	662	957
Less: Net income (loss) attributable to noncontrolling interests	30	30
Net income (loss) attributable to The Williams Companies, Inc.	632	927
Less: Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$631	$926
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.52	$.76
Weighted-average shares (thousands)	1,218,155	1,219,465
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.52	$.76
Weighted-average shares (thousands)	1,222,222	1,225,781
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Millions)
Net income (loss)	$662	$957
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of ($3) in 2024 and $(7) in 2023	11	20
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— in 2024 and $— in 2023	(1)	—
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $— in 2024 and $— in 2023	—	1
Other comprehensive income (loss)	10	21
Comprehensive income (loss)	672	978
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	30
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$642	$948
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2024	2023
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$667	$2,150
Trade accounts and other receivables (net of allowance of $3 at March 31, 2024 and December 31, 2023)	1,355	1,655
Inventories	239	274
Derivative assets	173	239
Other current assets and deferred charges	176	195
Total current assets	2,610	4,513
Investments	4,639	4,637
Property, plant and equipment	54,305	51,842
Accumulated depreciation and amortization	(17,854)	(17,531)
Property, plant, and equipment – net	36,451	34,311
Intangible assets – net of accumulated amortization	7,496	7,593
Regulatory assets, deferred charges, and other	1,551	1,573
Total assets	$52,747	$52,627

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,042	$1,379
Derivative liabilities	75	105
Accrued and other current liabilities	1,077	1,284
Commercial paper	—	725
Long-term debt due within one year	2,787	2,337
Total current liabilities	4,981	5,830
Long-term debt	24,100	23,376
Deferred income tax liabilities	4,001	3,846
Regulatory liabilities, deferred income, and other	4,735	4,684
Contingent liabilities and commitments (Note 9)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at March 31, 2024 and December 31, 2023; 35,000 shares issued at March 31, 2024 and December 31, 2023)	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2024 and December 31, 2023; 1,258 million shares issued at March 31, 2024 and 1,256 million shares issued at December 31, 2023)	1,258	1,256
Capital in excess of par value	24,564	24,578
Retained deficit	(12,238)	(12,287)
Accumulated other comprehensive income (loss)	10	—
Treasury stock, at cost (39 million shares at March 31, 2024 and December 31, 2023 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,449	12,402
Noncontrolling interests in consolidated subsidiaries	2,481	2,489
Total equity	14,930	14,891
Total liabilities and equity	$52,747	$52,627
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	632	—	—	632	30	662
Other comprehensive income (loss)	—	—	—	—	10	—	10	—	10
Cash dividends – common stock ($0.4750 per share)	—	—	—	(579)	—	—	(579)	—	(579)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(64)	(64)
Stock-based compensation and related common stock issuances, net of tax	—	2	(14)	—	—	—	(12)	—	(12)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26	26
Other	—	—	—	(4)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	2	(14)	49	10	—	47	(8)	39
Balance at March 31, 2024	$35	$1,258	$24,564	$(12,238)	$10	$(1,180)	$12,449	$2,481	$14,930

Balance at December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045
Net income (loss)	—	—	—	927	—	—	927	30	957
Other comprehensive income (loss)	—	—	—	—	21	—	21	—	21
Cash dividends – common stock ($0.4475 per share)	—	—	—	(546)	—	—	(546)	—	(546)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(54)	(54)
Stock-based compensation and related common stock issuances, net of tax	—	3	(26)	—	—	—	(23)	—	(23)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Purchases of treasury stock	—	—	—	—	—	(74)	(74)	—	(74)
Other	—	—	—	(5)	—	—	(5)	(1)	(6)
Net increase (decrease) in equity	—	3	(26)	376	21	(74)	300	(22)	278
Balance at March 31, 2023	$35	$1,256	$24,516	$(12,895)	$(3)	$(1,124)	$11,785	$2,538	$14,323

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$662	$957
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	548	506
Provision (benefit) for deferred income taxes	152	283
Equity (earnings) losses	(137)	(147)
Distributions from equity-method investees	188	208
Net unrealized (gain) loss from commodity derivative instruments	92	(327)
Inventory write-downs	4	18
Amortization of stock-based awards	24	17
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	314	1,269
Inventories	34	27
Other current assets and deferred charges	9	(4)
Accounts payable	(309)	(1,017)
Accrued and other current liabilities	(218)	(318)
Changes in current and noncurrent commodity derivative assets and liabilities	(68)	82
Other, including changes in noncurrent assets and liabilities	(61)	(40)
Net cash provided (used) by operating activities	1,234	1,514
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(723)	(352)
Proceeds from long-term debt	2,099	1,502
Payments of long-term debt	(1,012)	(7)
Payments for debt issuance costs	(16)	(8)
Proceeds from issuance of common stock	5	3
Purchases of treasury stock	—	(74)
Common dividends paid	(579)	(546)
Dividends and distributions paid to noncontrolling interests	(64)	(54)
Contributions from noncontrolling interests	26	3
Other – net	(17)	(17)
Net cash provided (used) by financing activities	(281)	450
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(544)	(545)
Dispositions - net	5	(7)
Purchases of businesses, net of cash acquired (Note 3)	(1,851)	(1,056)
Purchases of and contributions to equity-method investments	(52)	(39)
Other – net	6	8
Net cash provided (used) by investing activities	(2,436)	(1,639)
Increase (decrease) in cash and cash equivalents	(1,483)	325
Cash and cash equivalents at beginning of year	2,150	152
Cash and cash equivalents at end of period	$667	$477
_________
(1) Increases to property, plant, and equipment	$(509)	$(484)
Changes in related accounts payable and accrued liabilities	(35)	(61)
Capital expenditures	$(544)	$(545)
See accompanying notes.

The Williams Companies, Inc.
Notes to Consolidated Financial Statements

Note 1 – General, Description of Business, and Basis of Presentation
General
Our accompanying interim consolidated financial statements do not include all the notes in our annual financial statements and, therefore, should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023, in our Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly our interim financial statements.
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
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During the three months ended March 31, 2024 and 2023, there have been $0 and $74 million in repurchases under the program which are included in our Consolidated Statement of Changes in Equity. Cumulative repurchases to date under the program total $139 million.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco), Northwest Pipeline LLC (Northwest Pipeline), and MountainWest Pipelines Holding Company (MountainWest), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
Northeast G&P is comprised of our midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West

Notes (Continued)
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
West is comprised of our gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, the Mid-Continent region which includes the Anadarko and Permian basins, and the Denver-Julesberg Basin (DJ Basin) of Colorado which includes Rocky Mountain Midstream Holdings LLC (RMM), a former 50 percent equity-method investment in which we acquired the remaining ownership interest in November 2023 (see Note 3 – Acquisitions and Divestitures). This segment also includes our NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL).
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. This ASU is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect adoption of ASU 2023-09 will have a material impact on our financial statements.

Notes (Continued)
Note 2 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2024, we consolidate the following VIEs:
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	March 31,	December 31,
	2024	2023
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$67	$33
Trade accounts and other receivables – net	157	215
Inventories	5	5
Other current assets and deferred charges	5	4
Property, plant, and equipment – net	5,022	5,046
Intangible assets – net of accumulated amortization	2,022	2,049
Regulatory assets, deferred charges, and other	29	31
Accounts payable	(69)	(109)
Accrued and other current liabilities	(30)	(28)
Regulatory liabilities, deferred income, and other	(268)	(268)

Notes (Continued)
Nonconsolidated VIEs
We own certain equity-method investments that are VIEs due primarily to our limited participating rights as a minority equity holder. Our maximum exposure to loss is limited to the carrying value of these investments, which totaled $68 million at March 31, 2024.
Note 3 – Acquisitions and Divestitures
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi, from Hartree Partners LP (Gulf Coast Storage Acquisition) for $1.95 billion. The purpose of this acquisition was to expand our natural gas storage footprint in the Gulf Coast region. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within our Transmission & Gulf of Mexico segment. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration that does not accrue interest and is payable one year from the acquisition date. The obligation is presented within long-term debt owed by our wholly owned subsidiary Williams Field Services Group, LLC.
During the period from the acquisition date of January 3, 2024 to March 31, 2024, the operations acquired in the Gulf Coast Storage Acquisition contributed Revenues of $53 million and Modified EBITDA (as defined in Note 10 – Segment Disclosures) of $39 million, which is impacted by acquisition-related costs. Acquisition-related costs for the Gulf Coast Storage Acquisition total $11 million, including $10 million incurred in the first quarter of 2024 included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
We accounted for the Gulf Coast Storage Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The valuation technique used consisted of the cost approach for property, plant, and equipment.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at January 3, 2024. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired, included in Other current assets in the following table, equals contractual amounts receivable.

(Millions)
Cash and cash equivalents	$46
Other current assets	18
Property, plant, and equipment – net	2,042
Other noncurrent assets	2
Total assets acquired	$2,108

Current liabilities	$(10)
Noncurrent liabilities	(107)
Total liabilities assumed	$(117)

Net assets acquired	$1,991

Notes (Continued)
DJ Basin Acquisitions
Cureton Acquisition
On November 30, 2023, we closed on the acquisition of 100 percent of Cureton Front Range, LLC (Cureton Acquisition), whose operations are located in the DJ Basin, for $546 million, subject to working capital and post-closing adjustments. The purpose of this acquisition was to expand our gathering and processing footprint and create operational synergies for our operations in the DJ Basin. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within our West segment. The Cureton Acquisition was funded with cash on hand.
During the period from the acquisition date of November 30, 2023 to December 31, 2023, the operations acquired in the Cureton Acquisition contributed Revenues of $35 million and Modified EBITDA of $7 million.
Acquisition-related costs for the Cureton Acquisition total $7 million, including $1 million incurred in the first quarter of 2024 included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
We accounted for the Cureton Acquisition as a business combination. The valuation techniques used consisted of the cost approach for property, plant, and equipment and the income approach for valuation of other intangible assets.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at November 30, 2023. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment and other intangible assets; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired, included in Other current assets in the following table, equals contractual amounts receivable.

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

Notes (Continued)
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
RMM Acquisition
As of December 31, 2022, we owned a 50 percent interest in RMM which we accounted for as an equity-method investment. On November 30, 2023, we closed on the acquisition of the remaining 50 percent interest in RMM (RMM Acquisition) for $704 million. As a result of acquiring this additional interest, we obtained control of and now consolidate RMM. The purpose of this acquisition was to expand our gathering and processing footprint and create operational synergies for our operations in the DJ Basin. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within our West segment. Substantially all of the RMM purchase price is not due to the seller until the first quarter of 2025, does not accrue interest until the fourth quarter of 2024, and may be repaid early without penalty. It was recorded as a deferred consideration obligation at fair value using an income approach, which resulted in a discount to the contractual amount due which will be imputed as interest expense over the term of the obligation. The obligation is presented within long-term debt owed by our wholly owned subsidiary Williams Rocky Mountain Midstream Holdings LLC.
During the period from the acquisition date of November 30, 2023 to December 31, 2023, RMM contributed Revenues of $53 million and Modified EBITDA of $12 million.
We accounted for the RMM Acquisition as a business combination. The book value of our existing equity-method investment prior to the acquisition date of November 30, 2023, was $406 million. We recognized a $30 million gain on remeasuring our existing equity-method investment to fair value included in Other investing income (loss) – net in our Consolidated Statement of Income during 2023. The valuation techniques used consisted of the income approach for our previous equity-method investment in RMM and the valuation of other intangible assets, and the cost approach for property, plant, and equipment.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at November 30, 2023. The net assets acquired primarily reflect the noncash consideration transferred, which includes the fair value of both our previous equity-method investment and the deferred consideration obligation. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment and other intangible assets; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. The fair value of accounts receivable acquired, included in Other current assets in the following table, equals contractual amounts receivable.

Notes (Continued)

(Millions)
Cash and cash equivalents	$28
Other current assets	4
Investments	20
Property, plant, and equipment – net	1,041
Intangible assets – net of accumulated amortization	63
Other noncurrent assets	12
Total identifiable assets acquired	$1,168

Current liabilities	$(44)
Noncurrent liabilities	(103)
Total liabilities assumed	$(147)

Net identifiable assets acquired	$1,021

Goodwill included in Intangible assets – net of accumulated amortization	55
Net assets acquired	$1,076
Goodwill recognized in the RMM Acquisition relates primarily to enhancing and diversifying our basin positions as well as delivering operational synergies, including increasing volumes on our existing processing facilities and increasing revenues on our NGL transportation, fractionation, and storage assets, and is reported within our West segment. Substantially all of the goodwill is deductible for tax purposes. Goodwill is included within Intangible assets – net of accumulated amortization in our Consolidated Balance Sheet and represents the excess of the consideration, plus the fair value of any noncontrolling interest or any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October 1 for impairment or more frequently if impairment indicators are present that would indicate it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of the evaluation, we compare our estimate of the fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the difference (not to exceed the carrying value of goodwill). Judgments and assumptions are inherent in our management’s estimates of fair value.
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
MountainWest Acquisition
On February 14, 2023, we closed on the acquisition of 100 percent of MountainWest, which includes Federal Energy Regulatory Commission (FERC)-regulated interstate natural gas pipeline systems and natural gas storage capacity (MountainWest Acquisition), for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt. For 2023, $1.024 billion is presented in Purchases of businesses, net of cash acquired in our Consolidated Statement of Cash Flows reflecting the cash purchase price, reduced for post-closing adjustments and the cash acquired as presented in

Notes (Continued)
the purchase price allocation. The purpose of the MountainWest Acquisition was to expand our existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within our Transmission & Gulf of Mexico segment.
During the period from the acquisition date of February 14, 2023 to December 31, 2023, the operations acquired in the MountainWest Acquisition contributed Revenues of $225 million and Modified EBITDA of $122 million, which includes $27 million of transition-related costs.
Acquisition-related costs for the MountainWest Acquisition total $17 million, including $12 million incurred in the first quarter of 2023 included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
We accounted for the MountainWest Acquisition as a business combination. The valuation techniques used consisted of the cost approach for nonregulated property, plant, and equipment, as well as the market approach for the assumed long-term debt consistent with the valuation technique discussed in Note 7 – Fair Value Measurements and Guarantees. MountainWest’s regulated operations are accounted for pursuant to Accounting Standards Codification Topic 980, “Regulated Operations”. The fair value of assets and liabilities subject to rate making and cost recovery provisions were determined utilizing the income approach. MountainWest’s expected return on rate base is consistent with expected returns of similarly situated assets, resulting in carryover basis of these assets and liabilities equaling their fair value.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at February 14, 2023. The fair value of accounts receivable acquired equals contractual amounts receivable.

(Millions)
Cash and cash equivalents	$23
Trade accounts and other receivables	33
Other current assets	26
Investments	20
Property, plant, and equipment – net	1,019
Other noncurrent assets	33
Total identifiable assets acquired	$1,154

Current liabilities	$(47)
Long-term debt	(365)
Other noncurrent liabilities	(95)
Total liabilities assumed	$(507)

Net identifiable assets acquired	$647

Goodwill included in Intangible assets – net of accumulated amortization	400
Net assets acquired	$1,047
Goodwill recognized in the MountainWest Acquisition relates primarily to enhancing and diversifying our basin positions and the long-term value associated with rate regulated businesses and is reported within our Transmission & Gulf of Mexico segment. Substantially all of the goodwill is deductible for tax purposes.
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2023, are presented as if the Gulf Coast Storage Acquisition had been completed on

Notes (Continued)
January 1, 2023, and the DJ Basin Acquisitions and MountainWest Acquisition had been completed on January 1, 2022. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three Months Ended March 31, 2023
	As Reported	Pro Forma Gulf Coast Storage	Pro Forma DJ Basin	Pro Forma MountainWest (1)	Pro Forma Combined
	(Millions)
Revenues	$3,081	$46	$64	$35	$3,226
Net income (loss) attributable to The Williams Companies, Inc.	927	16	3	6	952

(1)Excludes results from operations acquired in the acquisition for the period beginning on the acquisition date, as these results are included in the amounts as reported.
Sale of Certain Gulf Coast Liquids Pipelines
On September 29, 2023, we completed the sale of various petrochemical and feedstock pipelines and associated contracts in the Gulf Coast region for $348 million. As a result of this sale, we recorded a gain of $129 million primarily in the third quarter of 2023 in our Transmission & Gulf of Mexico segment. The gain was reflected in Gain on sale of business in our Consolidated Statement of Income. The results of operations for this disposal group, excluding the gain noted, were not significant for the reporting periods.

Notes (Continued)
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$880	$—	$—	$—	$—	$—	$(21)	$859
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	145	444	430	—	—	(38)	981
Commodity consideration	—	9	5	16	—	—	—	30
Other	4	9	24	6	—	—	(5)	38
Total service revenues	884	163	473	452	—	—	(64)	1,908
Product sales	25	37	25	248	1,306	108	(318)	1,431
Total revenues from contracts with customers	909	200	498	700	1,306	108	(382)	3,339
Other revenues (1)	8	3	11	1	833	12	—	868
Other adjustments (2)	—	—	—	—	(1,569)	—	133	(1,436)
Total revenues	$917	$203	$509	$701	$570	$120	$(249)	$2,771

Three Months Ended March 31, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$813	$—	$—	$—	$—	$—	$(11)	$802
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration (3)	—	104	422	351	—	—	(44)	833
Commodity consideration	—	12	6	18	—	—	—	36
Other (3)	4	2	25	2	1	—	(4)	30
Total service revenues	817	118	453	371	1	—	(59)	1,701
Product sales	22	36	49	90	1,373	102	(254)	1,418
Total revenues from contracts with customers	839	154	502	461	1,374	102	(313)	3,119
Other revenues (1)	13	4	7	42	1,916	15	—	1,997
Other adjustments (2)	—	—	—	—	(2,159)	—	124	(2,035)
Total revenues	$852	$158	$509	$503	$1,131	$117	$(189)	$3,081
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
(3)Certain contractual reimbursements of operating and maintenance costs totaling $42 million for the three months ended March 31, 2023, previously included in Other are now presented in Monetary consideration to conform to the current presentation.

Notes (Continued)
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended March 31,
	2024	2023
	(Millions)
Balance at beginning of period	$36	$29
Revenue recognized in excess of amounts invoiced	41	43
Minimum volume commitments invoiced	(27)	(30)
Balance at end of period	$50	$42
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended March 31,
	2024	2023
	(Millions)
Balance at beginning of period	$1,081	$1,043
Payments received and deferred	42	29
Significant financing component	2	2
Contract liability acquired (disposed) – net	—	5
Recognized in revenue	(72)	(69)
Balance at end of period	$1,053	$1,010
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2024, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2024, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2024 (nine months)	$116	$2,845
2025 (one year)	148	3,530
2026 (one year)	139	3,329
2027 (one year)	127	2,776
2028 (one year)	112	2,380
Thereafter	411	13,624
Total	$1,053	$28,484
Accounts Receivable
The following is a summary of our Trade accounts and other receivables:

	March 31, 2024	December 31, 2023
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,156	$1,292
Receivables from derivatives	163	311
Other accounts receivable	36	52
Trade accounts and other receivables	$1,355	$1,655

Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2024	2023
	(Millions)
Current:
Federal	$35	$1
State	6	—
	41	1
Deferred:
Federal	127	237
State	25	46
	152	283
Provision (benefit) for income taxes	$193	$284
The effective income tax rates for the total provision (benefit) for both the three months ended March 31, 2024 and 2023 are greater than the federal statutory rate, primarily due to the effect of state income taxes.

Notes (Continued)
Note 6 – Debt and Banking Arrangements
Issuances
Our senior unsecured public debt issuances for 2024 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
January 5, 2024	March 15, 2029	$1,100	4.900%
January 5, 2024	March 15, 2034	1,000	5.150%
Retirements
Our senior unsecured public debt retirements for 2024 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
March 4, 2024	March 4, 2024	$1,000	4.300%

Credit Facility

	March 31, 2024
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		22
________________
(1)    In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Commercial Paper Program
At March 31, 2024, no commercial paper was outstanding under our $3.5 billion commercial paper program.

Notes (Continued)
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2024:
Measured on a recurring basis:
ARO Trust investments	$282	$282	$282	$—	$—
Commodity derivative assets (1)	160	160	42	68	50
Commodity derivative liabilities (1)	(232)	(232)	—	(228)	(4)
Interest rate derivatives	(4)	(4)	—	(4)	—
Additional disclosures:
Long-term debt, including current portion	(26,887)	(26,520)	—	(26,520)	—
Guarantees	(37)	(29)	—	(13)	(16)

Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$269	$269	$269	$—	$—
Commodity derivative assets (2)	310	310	141	112	57
Commodity derivative liabilities (2)	(285)	(285)	(3)	(278)	(4)
Interest rate derivatives	6	6	—	6	—
Additional disclosures:
Long-term debt, including current portion	(25,713)	(25,553)	—	(25,553)	—
Guarantees	(37)	(28)	—	(12)	(16)

(1)Commodity derivative assets and liabilities exclude $70 million of net cash collateral in Level 1.
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
Interest rate derivatives: At December 31, 2023, we held forward starting interest rate swap agreements with notional amounts totaling $1.15 billion. During January 2024 we terminated certain of these agreements totaling $750 million of notional value coinciding with the issuance of long-term debt (see Note 6 – Debt and Banking Arrangements). During the first quarter of 2024 we entered into new agreements totaling $100 million of notional value. The fair value of these derivatives is determined using discounted cash flows considering forward interest rates and the terms of the agreements, corroborated by counterparty valuations, and is classified as a Level 2 measurement. We designated these derivatives as cash flow hedges to reduce interest rate exposure on future debt issuances. Gains and losses on these derivative instruments are reflected as a component of AOCI and, after the termination of the swap agreement, are amortized to earnings over the term of the related debt as a component of Interest expense in our Consolidated Statement of Income. These forward starting interest rate swaps are reported in Derivative assets and Derivative liabilities in our Consolidated Balance Sheet.
Additional fair value disclosures
Long-term debt, including current portion: The disclosed fair value of our long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for our debt or similar instruments. The fair values of the financing obligations associated with our Dalton, Leidy South, and Atlantic Sunrise projects, as well as the deferred consideration obligations associated with the RMM Acquisition and the Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures), all included within long-term debt, were determined using an income approach.
Guarantees: Guarantees primarily consist of a guarantee we have provided in the event of nonpayment by our previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted liquidity exposure is approximately $23 million at March 31, 2024. Our exposure declines systematically through the remaining term of WilTel’s obligation.
The fair value of the guarantee associated with the indemnification related to a disposed operation was estimated using an income approach that considered probability-weighted scenarios of potential levels of future

Notes (Continued)
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
At March 31, 2024, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	889,421,561
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(58,822,236)
Basis Risk	Natural Gas	MMBtu	9,758,296
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(2,085,286)
Central Hub Risk - WTI	Crude Oil	Barrels	(225,000)
Commodity Derivatives Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	March 31, 2024		December 31, 2023
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$438	$(406)	$623	$(496)
Noncurrent	173	(277)	243	(345)
Total commodity derivatives	$611	$(683)	$866	$(841)
Counterparty and collateral netting offset	(380)	450	(552)	554
Amounts recognized in our Consolidated Balance Sheet	$231	$(233)	$314	$(287)

Notes (Continued)
The pre-tax impacts of commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected in our Consolidated Statement of Income as follows:

	Gain (Loss)
	Three Months Ended March 31,
	2024	2023
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$86	$174
Unrealized	(95)	332
	$(9)	$506

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(4)	$(4)
Unrealized	3	(5)
	$(1)	$(9)
Total net gain (loss) from commodity derivatives	$(10)	$497
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At March 31, 2024, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $14 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At March 31, 2024, net cash collateral held on deposit in broker margin accounts was $70 million.
Note 9 – Contingencies
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

Notes (Continued)
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
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of March 31, 2024, we have accrued liabilities totaling $43 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At March 31, 2024, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At March 31, 2024, we have accrued liabilities of $12 million for these costs and expect to recover approximately $3 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2024, we have accrued liabilities totaling $6 million for these costs.
Former operations
We have potential obligations in connection with assets and businesses we no longer operate. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities

Notes (Continued)
existing at the time the sale was consummated. At March 31, 2024, we have accrued environmental liabilities of $25 million related to these matters.
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
At March 31, 2024, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income:

	Three Months Ended March 31,
	2024	2023
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$829	$715
Northeast G&P	504	470
West	327	304
Gas & NGL Marketing Services	101	567
Total reportable segments	1,761	2,056
Modified EBITDA of other business activities	76	74
	1,837	2,130
Accretion expense associated with asset retirement obligations for nonregulated operations	(18)	(15)
Depreciation and amortization expenses	(548)	(506)
Equity earnings (losses)	137	147
Other investing income (loss) – net	24	8
Proportional Modified EBITDA of equity-method investments	(228)	(229)
Interest expense	(349)	(294)
(Provision) benefit for income taxes	(193)	(284)
Net income (loss)	$662	$957

Notes (Continued)
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income:

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2024
Segment revenues:
Service revenues
External	$1,029	$475	$397	$—	$4	$—	$1,905
Internal	20	4	40	—	—	(64)	—
Total service revenues	1,049	479	437	—	4	(64)	1,905
Total service revenues – commodity consideration	9	5	16	—	—	—	30
Product sales
External	30	2	72	707	34	—	845
Internal	31	23	176	(120)	74	(184)	—
Total product sales	61	25	248	587	108	(184)	845
Net gain (loss) from commodity derivatives
Realized	—	—	—	81	5	—	86
Unrealized	—	—	—	(98)	3	—	(95)
Total net gain (loss) from commodity derivatives (2)	—	—	—	(17)	8	—	(9)
Total revenues	$1,119	$509	$701	$570	$120	$(248)	$2,771

Three Months Ended March 31, 2023
Segment revenues:
Service revenues
External	$915	$443	$332	$1	$3	$—	$1,694
Internal	25	11	24	—	—	(60)	—
Total service revenues	940	454	356	1	3	(60)	1,694
Total service revenues – commodity consideration	12	6	18	—	—	—	36
Product sales
External	24	8	19	776	18	—	845
Internal	31	41	71	(101)	84	(126)	—
Total product sales	55	49	90	675	102	(126)	845
Net gain (loss) from commodity derivatives
Realized	—	—	39	117	18	—	174
Unrealized	—	—	—	338	(6)	—	332
Total net gain (loss) from commodity derivatives (2)	—	—	39	455	12	—	506
Total revenues	$1,007	$509	$503	$1,131	$117	$(186)	$3,081

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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including our upstream operations and corporate activities, are included in Other. Our reportable segments are comprised of the following business activities:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco, Northwest Pipeline, and MountainWest, and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery. Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
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

Management’s Discussion and Analysis (Continued)
•Gas & NGL Marketing Services is comprised of our NGL and natural gas marketing and trading operations, which includes risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to our current continuing operations and should be read in conjunction with the consolidated financial statements and notes thereto of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 dated February 21, 2024.
Dividends
In March 2024, we paid a regular quarterly dividend of $0.4750 per share.
Overview of Three Months Ended March 31, 2024
Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2024, decreased $295 million compared to the three months ended March 31, 2023. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi, from Hartree Partners LP for $1.95 billion. The purpose of this acquisition, which is reported in the Transmission & Gulf of Mexico segment, is to expand our natural gas storage footprint in the Gulf Coast region. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration (see Note 3 – Acquisitions and Divestitures).
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

In 2024, our operating results are expected to benefit from the recent Gulf Coast Storage and DJ Basin acquisitions. We also anticipate increases resulting from Transmission & Gulf of Mexico expansion projects, including the Regional Energy Access project, and annual inflation-based rate increases across our gathering and processing business. These increases are partially offset by lower expected Gas & NGL Marketing Services results, the absence of realized hedge gains captured in 2023, and a decrease in expected volumes primarily in the Appalachian Basin associated with a lower expected commodity price environment.

We seek to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Our growth capital and investment expenditures in 2024 are expected to range from $1.45 billion to $1.75 billion, excluding acquisitions. Growth capital spending in 2024 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Basin, and projects supporting the Northeast G&P business. We also expect to invest capital in our Other business ventures. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our

Management’s Discussion and Analysis (Continued)
assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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
•Other risks set forth under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024, as may be supplemented by disclosure in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q.
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
Alabama Georgia Connector
In March 2024, we received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from our Station 85 pooling point in Alabama to customers in Georgia. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 64 Mdth/d.
Southeast Supply Enhancement
We plan to file an application with the FERC as early as the third quarter of 2024 for this project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South

Management’s Discussion and Analysis (Continued)
Carolina, Georgia, and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,592 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,
	2024	$ Change from 2023*	% Change from 2023*	2023
	(Dollars in millions)
Revenues:
Service revenues	$1,905	+211	+12%	$1,694
Product sales and service revenues – commodity consideration	875	-6	-1%	881
Net gain (loss) from commodity derivatives	(9)	-515	NM	506
Total revenues	2,771			3,081
Costs and expenses:
Product costs and net processing commodity expenses	531	+76	+13%	607
Operating and maintenance expenses	511	-48	-10%	463
Depreciation and amortization expenses	548	-42	-8%	506
Selling, general, and administrative expenses	186	-10	-6%	176
Other (income) expense – net	(17)	-14	-45%	(31)
Total costs and expenses	1,759			1,721
Operating income (loss)	1,012			1,360
Equity earnings (losses)	137	-10	-7%	147
Other investing income (loss) – net	24	+16	+200%	8
Interest expense	(349)	-55	-19%	(294)
Other income (expense) – net	31	+11	+55%	20
Income (loss) before income taxes	855			1,241
Less: Provision (benefit) for income taxes	193	+91	+32%	284
Net income (loss)	662			957
Less: Net income (loss) attributable to noncontrolling interests	30	—	—%	30
Net income (loss) attributable to The Williams Companies, Inc.	$632	-295	-32%	$927
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Service revenues increased primarily due to higher volumes from acquisitions at our Transmission & Gulf of Mexico and West segments, and higher revenues associated with expansion projects at our Transmission & Gulf of Mexico segment.
The net sum of Product sales and service revenues – commodity consideration, Product costs and net processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of product and shrink gas purchases for our processing plants for our reportable segments comprise our Commodity margins. Service revenues - commodity consideration represent payments we receive in the form of commodities for processing services provided. Most of these commodity volumes are sold during the month processed and are offset within Product costs and net processing commodity expenses below. The sum of Product sales and net realized gains and losses on commodity derivatives related to our upstream operations comprise Net realized product sales.

Management’s Discussion and Analysis (Continued)
The Product sales and service revenues – commodity consideration decrease primarily consists of:
•Lower equity NGL sales and commodity consideration revenues primarily due to lower prices substantially offset by higher non-ethane volumes;
•Lower NGL marketing sales primarily due to lower prices and lower volumes; partially offset by
•Higher net natural gas marketing sales primarily due to higher sales and purchases volumes substantially offset by lower net prices and higher storage costs; and
•Higher product sales from our upstream operations primarily due to higher production volumes substantially offset by lower commodity prices.
As we are acting as agent for natural gas marketing customers, our natural gas marketing product sales are presented net of the related costs of those activities within our Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in our Gas & NGL Marketing Services and West segments, and at Other (see Note 8 – Commodity Derivatives).
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage capacity portfolios as well as upstream-related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage capacity contracts, which is not recognized until the underlying transaction occurs.
The Product costs and net processing commodity expenses decrease primarily consists of:
•Lower marketing prices and volumes for our NGL marketing activities; and
•Lower shrink gas purchases associated with our equity NGL production activities due to lower natural gas prices.
Operating and maintenance expenses increased primarily related to operating costs of the assets acquired in the November 2023 DJ Basin Acquisitions, the January 2024 Gulf Coast Storage Acquisition, and the February 2023 MountainWest Acquisition.
Depreciation and amortization expenses increased primarily related to assets acquired in the Gulf Coast Storage Acquisition, the DJ Basin Acquisitions, and the MountainWest Acquisition.
Equity earnings (losses) changed unfavorably primarily due to the consolidation of RMM following our acquisition of the remaining ownership interest in November 2023.
The increase in Interest expense was primarily due to our 2023 and 2024 debt issuances, and imputed interest on deferred consideration obligations related to our Gulf Coast Storage and DJ Basin Acquisitions, partially offset by 2023 and 2024 debt retirements (see Note 6 – Debt and Banking Arrangements).
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Period-Over-Period Operating Results – Segments
We evaluate segment operating performance based upon Modified EBITDA. Note 10 – Segment Disclosures includes a reconciliation of this non-GAAP measure to Net income (loss). Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition,

Management’s Discussion and Analysis (Continued)
management believes that this measure provides investors an enhanced perspective of the operating performance of our assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Transmission & Gulf of Mexico

	Three Months Ended March 31,
	2024	2023
	(Millions)
Service revenues	$1,049	$940
Product sales and service revenues – commodity consideration (1)	70	67
Segment revenues	1,119	1,007

Product costs and net processing commodity expenses (1)	(61)	(57)
Other segment costs and expenses	(275)	(288)
Proportional Modified EBITDA of equity-method investments	46	53
Transmission & Gulf of Mexico Modified EBITDA	$829	$715

Commodity margins	$9	$10
_______________
(1)Included as a component of Commodity margins.
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to:
•A $50 million increase due to the acquisition of Gulf Coast Storage assets in January 2024 primarily in storage revenues (see Note 3 – Acquisitions and Divestitures);
•A $35 million increase due to the acquisition of MountainWest in February 2023 primarily in transportation and storage revenues (see Note 3 – Acquisitions and Divestitures);
•A $20 million increase in Transco’s revenues associated with the Regional Energy Access expansion project placed partially in-service in the fourth quarter of 2023; partially offset by
•A $13 million decrease due to the sale of certain liquids pipelines in the Gulf Coast region in September 2023 primarily in transportation revenues (see Note 3 – Acquisitions and Divestitures).
Other segment costs and expenses decreased primarily due to:
•A favorable change in equity AFUDC as a result of increased capital expenditures at Transco;
•A favorable change in the deferral of ARO-related depreciation at Transco; partially offset by
•Higher operating expenses related to our Gulf Coast Storage and MountainWest Acquisitions; substantially offset by lower costs related to timing and scope of general maintenance activities primarily at Transco and the sale of certain liquids pipelines in the Gulf Coast region.

Management’s Discussion and Analysis (Continued)
Northeast G&P

	Three Months Ended March 31,
	2024	2023
	(Millions)
Service revenues	$479	$454
Product sales and service revenues – commodity consideration (1)	30	55
Segment revenues	509	509

Product costs and net processing commodity expenses (1)	(19)	(50)
Other segment costs and expenses	(143)	(132)
Proportional Modified EBITDA of equity-method investments	157	143
Northeast G&P Modified EBITDA	$504	$470

Commodity margins	$11	$5

(1)Included as a component of Commodity margins.
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $19 million increase in gathering revenues at Susquehanna Supply Hub primarily related to higher volumes associated with the Susquehanna Supply Hub gathering expansion project placed in-service in the fourth quarter of 2023 as well as escalated rates;
•A $9 million increase in revenues in the Utica Shale region primarily related to higher gathering rates resulting from the prior year annual cost of service contract redetermination at Cardinal, partially offset by lower volumes at Flint; partially offset by
•An $11 million decrease in revenues at the Northeast JV primarily related to lower transportation & fractionation, processing, and gathering volumes, partially offset by higher processing and transportation & fractionation rates.
Other segment costs and expenses increased primarily due to higher employee-related costs as well as increased corporate allocations.
Proportional Modified EBITDA of equity-method investments increased at Aux Sable Liquid Products LP primarily due to the terms of the new product marketing agreement, and at Blue Racer primarily driven by higher gathering and processing volumes. Additionally, Appalachia Midstream Investments increased primarily driven by higher gathering rates offset by lower volumes at the Bradford Supply Hub. The increase was partially offset by a decrease at Laurel Mountain due to lower commodity-based gathering rates and lower volumes.

Management’s Discussion and Analysis (Continued)
West

	Three Months Ended March 31,
	2024	2023
	(Millions)
Service revenues	$437	$356
Product sales and service revenues – commodity consideration (1)	264	108

Net realized gain (loss) from commodity derivatives relating to service revenues	3	39
Net realized gain (loss) from commodity derivatives relating to product sales (1)	(3)	—
Net realized gain (loss) from commodity derivatives	—	39

Segment revenues	701	503

Product costs and net processing commodity expenses (1)	(249)	(132)
Other segment costs and expenses	(150)	(100)
Proportional Modified EBITDA of equity-method investments	25	33
West Modified EBITDA	$327	$304

Commodity margins	$12	$(24)
________________
(1)    Included as a component of Commodity margins.
Three months ended March 31, 2024 vs. three months ended March 31, 2023
West Modified EBITDA increased primarily due higher Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses and an unfavorable change in Net realized gain (loss) from commodity derivatives relating to service revenues.
Service revenues increased primarily due to:
•A $71 million increase in the DJ Basin region primarily associated with the DJ Basin Acquisitions in November 2023 (see Note 3 – Acquisitions and Divestitures);
•A $13 million increase in the Wamsutter region primarily associated with higher gathering volumes from increased producer activity as well as higher volumes associated with the absence of weather-related events in first-quarter 2023;
•A $12 million increase in our other NGL operations associated with higher fractionation revenue due to higher volumes and higher storage fees primarily due to a new contract; partially offset by
•A $10 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing;
•A $9 million decrease in the Eagle Ford Shale region primarily due to lower gathering volumes as well as lower MVC revenues.

Management’s Discussion and Analysis (Continued)
Net realized gain (loss) from commodity derivatives relating to service revenues reflects an unfavorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins increased $36 million primarily due to a $30 million increase from our equity NGLs due to a favorable change in net realized commodity pricing primarily for shrink gas purchases and a $5 million increase from other sales activities associated primarily with the Cureton Acquisition.
Other segment costs and expenses increased primarily due to higher operating expenses related to the DJ Basin Acquisitions, the absence of favorable contract settlements in first-quarter 2023, and an unfavorable change in our net imbalance liability due to changes in pricing.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as RMM was consolidated as of November 30, 2023, partially offset by higher volumes at OPPL.
Gas & NGL Marketing Services

	Three Months Ended March 31,
	2024	2023
	(Millions)
Service revenues	$—	$1
Product sales (1)	587	675

Net realized gain (loss) from commodity derivative instruments (1)	81	117
Net unrealized gain (loss) from commodity derivative instruments	(98)	338
Net gain (loss) from commodity derivatives	(17)	455

Segment revenues	570	1,131
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	3	(5)
Product costs (1)	(432)	(527)
Other segment costs and expenses	(40)	(32)
Gas & NGL Marketing Services Modified EBITDA	$101	$567

Commodity margins	$236	$265
________________
(1)    Included as a component of Commodity margins.
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and lower Commodity margins.
Commodity margins decreased $29 million primarily due to a $26 million decrease in our natural gas marketing margins including $15 million of lower natural gas transportation capacity marketing margins due to less favorable net realized pricing spreads. The decrease in our natural gas marketing margins also includes $11 million of lower natural gas storage marketing margins primarily driven by lower withdrawals from warmer winter weather in first quarter 2024 compared to 2023 and a less favorable change in realized derivative gains, partially offset by a favorable change in lower cost or net realizable value inventory adjustment.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The

Management’s Discussion and Analysis (Continued)
change from 2023 is primarily due to a change in forward commodity prices relative to our hedge positions in 2024 compared to 2023.
Other

	Three Months Ended March 31,
	2024	2023
	(Millions)
Service revenues	$4	$3
Product sales (1)	108	102

Net realized gain (loss) from commodity derivative instruments (1)	5	18
Net unrealized gain (loss) from commodity derivative instruments	3	(6)
Net gain (loss) from commodity derivatives	8	12

Segment revenues	120	117

Other segment costs and expenses	(44)	(43)
Modified EBITDA of other business activities	$76	$74

Net realized product sales	$113	$120
________________
(1)    Included as a component of Net realized product sales.
Three months ended March 31, 2024 vs. three months ended March 31, 2023
Modified EBITDA of other business activities increased slightly primarily due to:
•A $9 million favorable change in Net unrealized gain (loss) from commodity derivative instruments due to changes in forward commodity prices relative to our upstream hedge positions in 2024 compared to 2023; partially offset by
•A $7 million decrease in Net realized product sales from our upstream operations primarily due to lower net realized commodity prices, partially offset by higher production volumes.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Our growth capital and investment expenditures in 2024 are expected to range from $1.45 billion to $1.75 billion, excluding acquisitions. Growth capital spending in 2024 primarily includes Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Basin, and projects supporting the Northeast G&P business. We also expect to invest capital in our Other business ventures. In addition to growth capital and investment expenditures, we also remain committed to projects that maintain our assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. We intend to fund substantially all planned 2024 capital spending with cash available after paying dividends. We retain the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of our common stock.
On January 5, 2024, we issued $2.1 billion in long-term debt and on March 4, 2024, we retired $1.0 billion in long-term debt (see Note 6 – Debt and Banking Arrangements).
As of March 31, 2024, we have approximately $2.787 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
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
As of March 31, 2024, we have approximately $24.1 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)
As of March 31, 2024, we had a working capital deficit of $2.371 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	March 31, 2024
(Millions)
Cash and cash equivalents	$667
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$4,417
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no commercial paper outstanding as of March 31, 2024. Through March 31, 2024, the highest amount outstanding under our commercial paper program and credit facility during 2024 was $725 million. At March 31, 2024, we were in compliance with the financial covenants associated with our credit facility.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 6.1 percent from the $0.4475 per share paid in each quarter of 2023, to $0.4750 per share paid in March 2024.
Registrations
In February 2024, we filed a shelf registration statement as a well-known seasoned issuer.
Distributions from Equity-Method Investees
The organizational documents of entities in which we have an equity-method investment generally require periodic distributions of their available cash to their members. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
The interest rates at which we are able to borrow money are impacted by our credit ratings. The current ratings are as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
S&P Global Ratings	Positive	BBB
Moody’s Investors Service	Stable	Baa2
Fitch Ratings	Stable	BBB
In April 2024, S&P Global Ratings changed its Outlook from Stable to Positive.
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

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Consolidated Statement of Cash Flows (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Three Months Ended March 31,
	Category	2024	2023
		(Millions)
Sources of cash and cash equivalents:
Proceeds from long-term debt	Financing	$2,099	$1,502
Net cash provided (used) by operating activities	Operating	1,234	1,514

Uses of cash and cash equivalents:
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1,851)	(1,056)
Payments of long-term debt	Financing	(1,012)	(7)
Proceeds from (payments of) commercial paper - net	Financing	(723)	(352)
Common dividends paid	Financing	(579)	(546)
Capital expenditures	Investing	(544)	(545)
Dividends and distributions paid to noncontrolling interests	Financing	(64)	(54)
Purchases of and contributions to equity-method investments	Investing	(52)	(39)
Purchases of treasury stock	Financing	—	(74)

Other sources / (uses) – net	Financing and Investing	9	(18)
Increase (decrease) in cash and cash equivalents		$(1,483)	$325
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments, Inventory write-downs, and Amortization of stock-based awards.
Our Net cash provided (used) by operating activities for the three months ended March 31, 2024 decreased from the same period in 2023 primarily due to unfavorable changes in net operating working capital and margin requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio. Our debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under our credit facility and any issuances under our commercial paper program could be at a variable interest rate and could expose us to the risk of increasing interest rates. The maturity of our long-term debt portfolio is partially influenced by the expected lives of our operating assets. We may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances (see Note 6 – Debt and Banking Arrangements).
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
The maturities of our commodity derivative contracts at March 31, 2024 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2024	2025 - 2026	2027 - 2028+
	(Millions)
Level 1 (2)	$42	$8	$39	$(5)
Level 2	(160)	37	(88)	(109)
Level 3	46	1	11	34
Fair value of contracts outstanding at March 31, 2024	$(72)	$46	$(38)	$(80)
_______________
(1)See Note 7 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 8 – Commodity Derivatives for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $70 million of net cash collateral in Level 1.
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
The VaR associated with our integrated natural gas trading operations was $3 million at March 31, 2024 and $9 million at December 31, 2023. We had the following VaRs for the period shown:

Three months ended March 31, 2024
(Millions)
Average	$5
High	$15
Low	$3
Our non-trading portfolio primarily consists of commodity derivatives that hedge our upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $3 million at March 31, 2024 and $3 million at December 31, 2023. We had the following VaRs for the period shown:

Three months ended March 31, 2024
(Millions)
Average	$4
High	$5
Low	$3
Item 4. Controls and Procedures
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

As disclosed in Note 3 – Acquisitions and Divestitures, we acquired Hartree as part of the Gulf Coast Storage Acquisition on January 3, 2024. Hartree’s total revenues constituted approximately 2 percent of total revenues as shown in our consolidated financial statements for the three months ended March 31, 2024. Hartree’s total assets constituted approximately 4 percent of total assets as shown in our consolidated financial statements as of March 31, 2024. We also acquired Cureton on November 30, 2023, and its total revenues constituted approximately 4 percent of total revenues as shown in our consolidated financial statements for the three months ended March 31, 2024. Cureton’s total assets constituted approximately 1 percent of total assets as shown in our consolidated financial statements as of March 31, 2024. We excluded Hartree’s and Cureton’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
Other than as set forth above, there have been no changes during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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
On January 19, 2016, we received a Notice of Noncompliance with certain Leak Detection and Repair (LDAR) regulations under the Clean Air Act at our Moundsville Fractionator Facility from the EPA, Region 3. Subsequently, the EPA alleged similar violations of certain LDAR regulations at our Oak Grove Gas Plant. On March 19, 2018, we received a Notice of Violation of certain LDAR regulations at our former Ignacio Gas Plant from the EPA, Region 8, following an on-site inspection of the facility. On March 20, 2018, we also received a Notice of Violation of certain LDAR regulations at our Parachute Creek Gas Plant from the EPA, Region 8. All such notices were subsequently referred to a common attorney at the Department of Justice (DOJ). We have entered into a consent decree with the DOJ and other agencies regarding global resolution of the claims at these facilities, as well as alleged violations at certain other facilities. The consent decree, which became effective on December 26, 2023, imposes both payment of a civil penalty in the amount of $3.75 million and an injunctive relief component. Civil penalties were paid to the various federal, state, and tribal authorities during the first quarter 2024.
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 9 – Contingencies included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.
Other litigation
The additional information called for by this Item is provided in Note 9 – Contingencies included under Part II, Item 8 Financial Statements of this report, which information is incorporated by reference into this Item.

Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024, includes risk factors that could materially affect our business, financial condition, or future results. Those Risk Factors have not materially changed.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—	$—	—	$1,360,938,325
February 1 - February 29, 2024	—	$—	—	$1,360,938,325
March 1 - March 31, 2024	—	$—	—	$1,360,938,325
Total	—		—

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
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1§*	—	Form of 2024 Performance-Based Restricted Stock Unit Award between The Williams Companies, Inc. and certain employees and officers.
31.1*	—
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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
May 6, 2024