Form 10-Q
period 2024-06-30
WILLIAMS COMPANIES, INC.
filed 2024-08-05
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 1, 2024
Common Stock, $1.00 par value	1,218,931,191

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

Discovery Acquisition: On August 1, 2024, we closed on the acquisition of the remaining 40 percent interest in Discovery Producer Services, LLC (Discovery) which operates a natural gas gathering and transportation system in the Gulf of Mexico and processing and fractionation facilities in Louisiana, along with certain other assets.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,837	$1,748	$3,742	$3,442
Service revenues – commodity consideration	18	27	48	63
Product sales	610	593	1,455	1,438
Net gain (loss) from commodity derivatives	(129)	115	(138)	621
Total revenues	2,336	2,483	5,107	5,564
Costs and expenses:
Product costs	424	421	950	974
Net processing commodity expenses	17	44	22	98
Operating and maintenance expenses	522	481	1,033	944
Depreciation and amortization expenses	540	515	1,088	1,021
Selling, general, and administrative expenses	164	161	350	337
Other (income) expense – net	(27)	(9)	(44)	(40)
Total costs and expenses	1,640	1,613	3,399	3,334
Operating income (loss)	696	870	1,708	2,230
Equity earnings (losses)	147	160	284	307
Other investing income (loss) – net	18	13	42	21
Interest expense	(339)	(306)	(688)	(600)
Other income (expense) – net	33	19	64	39
Income (loss) before income taxes	555	756	1,410	1,997
Less: Provision (benefit) for income taxes	129	175	322	459
Income (loss) from continuing operations	426	581	1,088	1,538
Income (loss) from discontinued operations (Note 1)	—	(87)	—	(87)
Net income (loss)	426	494	1,088	1,451
Less: Net income (loss) attributable to noncontrolling interests	25	34	55	64
Net income (loss) attributable to The Williams Companies, Inc.	401	460	1,033	1,387
Less: Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$401	$460	$1,032	$1,386
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$401	$547	$1,032	$1,473
Income (loss) from discontinued operations (Note 1)	—	(87)	—	(87)
Net income (loss) available to common stockholders	$401	$460	$1,032	$1,386
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.33	$.45	$.85	$1.21
Income (loss) from discontinued operations	—	(.07)	—	(.07)
Net income (loss) available to common stockholders	$.33	$.38	$.85	$1.14
Weighted-average shares (thousands)	1,219,367	1,217,673	1,218,761	1,218,564
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.33	$.45	$.84	$1.20
Income (loss) from discontinued operations	—	(.07)	—	(.07)
Net income (loss) available to common stockholders	$.33	$.38	$.84	$1.13
Weighted-average shares (thousands)	1,222,236	1,219,915	1,222,229	1,223,429
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Net income (loss)	$426	$494	$1,088	$1,451
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $(2) and ($5) in 2024 and $(4) and $(11) in 2023	4	16	15	36
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— and $— in 2024 and $— and $— in 2023	—	(1)	(1)	(1)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $— and $— in 2024 and $(1) and ($1) in 2023	(1)	—	(1)	1
Other comprehensive income (loss)	3	15	13	36
Comprehensive income (loss)	429	509	1,101	1,487
Less: Comprehensive income (loss) attributable to noncontrolling interests	25	34	55	64
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$404	$475	$1,046	$1,423
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2024	2023
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55	$2,150
Trade accounts and other receivables (net of allowance of $4 at June 30, 2024 and $3 at December 31, 2023)	1,398	1,655
Inventories	274	274
Derivative assets	218	239
Other current assets and deferred charges	170	195
Total current assets	2,115	4,513
Investments	4,612	4,637
Property, plant, and equipment	54,930	51,842
Accumulated depreciation and amortization	(18,228)	(17,531)
Property, plant, and equipment – net	36,702	34,311
Intangible assets – net of accumulated amortization	7,402	7,593
Regulatory assets, deferred charges, and other	1,578	1,573
Total assets	$52,409	$52,627

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,192	$1,379
Derivative liabilities	109	105
Accrued and other current liabilities	1,229	1,284
Commercial paper	630	725
Long-term debt due within one year	1,536	2,337
Total current liabilities	4,696	5,830
Long-term debt	24,096	23,376
Deferred income tax liabilities	4,107	3,846
Regulatory liabilities, deferred income, and other	4,764	4,684
Contingent liabilities and commitments (Note 9)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at June 30, 2024 and December 31, 2023; 35 thousand shares issued at June 30, 2024 and December 31, 2023)	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2024 and December 31, 2023; 1,258 million shares issued at June 30, 2024 and 1,256 million shares issued at December 31, 2023)	1,258	1,256
Capital in excess of par value	24,589	24,578
Retained deficit	(12,419)	(12,287)
Accumulated other comprehensive income (loss)	13	—
Treasury stock, at cost (39 million shares at June 30, 2024 and December 31, 2023 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,296	12,402
Noncontrolling interests in consolidated subsidiaries	2,450	2,489
Total equity	14,746	14,891
Total liabilities and equity	$52,409	$52,627
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at March 31, 2024	$35	$1,258	$24,564	$(12,238)	$10	$(1,180)	$12,449	$2,481	$14,930
Net income (loss)	—	—	—	401	—	—	401	25	426
Other comprehensive income (loss)	—	—	—	—	3	—	3	—	3
Cash dividends – common stock ($0.4750 per share)	—	—	—	(579)	—	—	(579)	—	(579)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(66)	(66)
Stock-based compensation and related common stock issuances, net of tax	—	—	25	—	—	—	25	—	25
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Other	—	—	—	(3)	—	—	(3)	—	(3)
Net increase (decrease) in equity	—	—	25	(181)	3	—	(153)	(31)	(184)
Balance at June 30, 2024	$35	$1,258	$24,589	$(12,419)	$13	$(1,180)	$12,296	$2,450	$14,746

Balance at March 31, 2023	$35	$1,256	$24,516	$(12,895)	$(3)	$(1,124)	$11,785	$2,538	$14,323
Net income (loss)	—	—	—	460	—	—	460	34	494
Other comprehensive income (loss)	—	—	—	—	15	—	15	—	15
Cash dividends – common stock ($0.4475 per share)	—	—	—	(545)	—	—	(545)	—	(545)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(58)	(58)
Stock-based compensation and related common stock issuances, net of tax	—	—	22	—	—	—	22	—	22
Contributions from noncontrolling interests	—	—	—	—	—	—	—	15	15
Purchases of treasury stock	—	—	—	—	—	(56)	(56)	—	(56)
Other	—	—	—	(2)	—	—	(2)	1	(1)
Net increase (decrease) in equity	—	—	22	(87)	15	(56)	(106)	(8)	(114)
Balance at June 30, 2023	$35	$1,256	$24,538	$(12,982)	$12	$(1,180)	$11,679	$2,530	$14,209

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	1,033	—	—	1,033	55	1,088
Other comprehensive income (loss)	—	—	—	—	13	—	13	—	13
Cash dividends – common stock ($0.9500 per share)	—	—	—	(1,158)	—	—	(1,158)	—	(1,158)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(130)	(130)
Stock-based compensation and related common stock issuances, net of tax	—	2	11	—	—	—	13	—	13
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Other	—	—	—	(7)	—	—	(7)	—	(7)
Net increase (decrease) in equity	—	2	11	(132)	13	—	(106)	(39)	(145)
Balance at June 30, 2024	$35	$1,258	$24,589	$(12,419)	$13	$(1,180)	$12,296	$2,450	$14,746

Balance at December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045
Net income (loss)	—	—	—	1,387	—	—	1,387	64	1,451
Other comprehensive income (loss)	—	—	—	—	36	—	36	—	36
Cash dividends – common stock ($0.8950 per share)	—	—	—	(1,091)	—	—	(1,091)	—	(1,091)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(112)	(112)
Stock-based compensation and related common stock issuances, net of tax	—	3	(4)	—	—	—	(1)	—	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchases of treasury stock	—	—	—	—	—	(130)	(130)	—	(130)
Other	—	—	—	(7)	—	—	(7)	—	(7)
Net increase (decrease) in equity	—	3	(4)	289	36	(130)	194	(30)	164
Balance at June 30, 2023	$35	$1,256	$24,538	$(12,982)	$12	$(1,180)	$11,679	$2,530	$14,209

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,088	$1,451
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,088	1,021
Provision (benefit) for deferred income taxes	258	427
Equity (earnings) losses	(284)	(307)
Distributions from equity-method investees	394	418
Net unrealized (gain) loss from commodity derivative instruments	223	(410)
Inventory write-downs	6	23
Amortization of stock-based awards	48	40
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	270	1,423
Inventories	(3)	41
Other current assets and deferred charges	12	24
Accounts payable	(219)	(1,220)
Accrued and other current liabilities	(76)	(72)
Changes in current and noncurrent commodity derivative assets and liabilities	(141)	119
Other, including changes in noncurrent assets and liabilities	(151)	(87)
Net cash provided (used) by operating activities	2,513	2,891
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(95)	(352)
Proceeds from long-term debt	2,100	1,503
Payments of long-term debt	(2,274)	(14)
Payments for debt issuance costs	(18)	(13)
Proceeds from issuance of common stock	5	4
Purchases of treasury stock	—	(130)
Common dividends paid	(1,158)	(1,091)
Dividends and distributions paid to noncontrolling interests	(130)	(112)
Contributions from noncontrolling interests	36	18
Other – net	(18)	(17)
Net cash provided (used) by financing activities	(1,552)	(204)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,123)	(1,155)
Dispositions - net	(27)	(21)
Purchases of businesses, net of cash acquired (Note 3)	(1,844)	(1,053)
Purchases of and contributions to equity-method investments	(82)	(69)
Other – net	20	10
Net cash provided (used) by investing activities	(3,056)	(2,288)
Increase (decrease) in cash and cash equivalents	(2,095)	399
Cash and cash equivalents at beginning of year	2,150	152
Cash and cash equivalents at end of period	$55	$551
_________
(1) Increases to property, plant, and equipment	$(1,141)	$(1,168)
Changes in related accounts payable and accrued liabilities	18	13
Capital expenditures	$(1,123)	$(1,155)
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
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During the six months ended June 30, 2024 and 2023, there have been $0 and $130 million in repurchases under the program which are included in our Consolidated Statement of Changes in Equity. Cumulative repurchases to date under the program total $139 million.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco), Northwest Pipeline LLC (Northwest Pipeline), and MountainWest Pipelines Holding Company (MountainWest), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and a 60 percent equity-method investment in Discovery Producer Services LLC (Discovery) (see Note 11 - Subsequent Events). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
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
Discontinued operations
During the second quarter of 2023, we recorded pre-tax charges of $115 million to Income (loss) from discontinued operations in our Consolidated Statement of Income related to litigation associated with our former Alaska refinery, which was settled in January 2024. Except for this item and unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
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

Notes (Continued)
and early adoption is permitted. We do not expect adoption of ASU 2023-09 will have a material impact on our financial statements.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2024, we consolidate the following VIEs:
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	June 30,	December 31,
	2024	2023
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$39	$33
Trade accounts and other receivables – net	170	215
Inventories	5	5
Other current assets and deferred charges	2	4
Property, plant, and equipment – net	4,980	5,046
Intangible assets – net of accumulated amortization	1,995	2,049
Regulatory assets, deferred charges, and other	28	31
Accounts payable	(64)	(109)
Accrued and other current liabilities	(30)	(28)
Regulatory liabilities, deferred income, and other	(269)	(268)

Notes (Continued)
Nonconsolidated VIEs
We own certain equity-method investments that are VIEs due primarily to our limited participating rights as a minority equity holder. Our maximum exposure to loss is limited to the carrying value of these investments, which totaled $73 million at June 30, 2024.
Note 3 – Acquisitions and Divestitures
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi, from Hartree Partners LP (Gulf Coast Storage Acquisition) for $1.95 billion. The purpose of this acquisition was to expand our natural gas storage footprint in the Gulf Coast region. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within our Transmission & Gulf of Mexico segment. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration that does not accrue interest and is payable one year from the acquisition date. The obligation is presented within Long-term debt due within one year in our Consolidated Balance Sheet owed by our wholly owned subsidiary Williams Field Services Group, LLC.
During the period from the acquisition date of January 3, 2024 to June 30, 2024, the operations acquired in the Gulf Coast Storage Acquisition contributed Revenues of $112 million and Modified EBITDA (as defined in Note 10 – Segment Disclosures) of $81 million, which is impacted by acquisition-related costs. Acquisition-related costs for the Gulf Coast Storage Acquisition total $14 million, including $13 million incurred in the six months ended June 30, 2024 included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
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

(Millions)
Cash and cash equivalents	$46
Other current assets	18
Property, plant, and equipment – net	2,035
Other noncurrent assets	2
Total assets acquired	$2,101

Current liabilities	$(11)
Noncurrent liabilities	(107)
Total liabilities assumed	$(118)

Net assets acquired	$1,983

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
Acquisition-related costs for the Cureton Acquisition total $7 million, including $1 million incurred in the six months ended June 30, 2024, included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
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

(Millions)
Cash and cash equivalents	$6
Other current assets	21
Property, plant, and equipment – net	435
Intangible assets – net of accumulated amortization	117
Other noncurrent assets	1
Total identifiable assets acquired	$580

Current liabilities	$(29)
Noncurrent liabilities	(14)
Total liabilities assumed	$(43)

Net identifiable assets acquired	$537

Goodwill included in Intangible assets – net of accumulated amortization	9
Net assets acquired	$546

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
RMM Acquisition
As of December 31, 2022, we owned a 50 percent interest in RMM which we accounted for as an equity-method investment. On November 30, 2023, we closed on the acquisition of the remaining 50 percent interest in RMM (RMM Acquisition) for $704 million. As a result of acquiring this additional interest, we obtained control and now consolidate RMM. The purpose of this acquisition was to expand our gathering and processing footprint and create operational synergies for our operations in the DJ Basin. Assets acquired and results of operations realized are included within our West segment. Substantially all of the RMM purchase price is not due to the seller until the first quarter of 2025, does not accrue interest until the fourth quarter of 2024, and may be repaid early without penalty. It was recorded as a deferred consideration obligation at fair value using an income approach, which resulted in a discount to the contractual amount due which will be imputed as interest expense over the term of the obligation. The obligation is presented within Long-term debt due within one year in our Consolidated Balance Sheet owed by our wholly owned subsidiary Williams Rocky Mountain Midstream Holdings LLC.
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

Notes (Continued)
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
Acquisition-related costs for the MountainWest Acquisition total $17 million, including $13 million incurred in the six months ended June 30, 2023, included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
We accounted for the MountainWest Acquisition as a business combination. The valuation techniques used consisted of the cost approach for nonregulated property, plant, and equipment, as well as the market approach for the assumed long-term debt consistent with the valuation technique discussed in Note 7 – Fair Value Measurements and Guarantees. MountainWest’s regulated operations are accounted for pursuant to Accounting Standards Codification Topic 980, “Regulated Operations.” The fair value of assets and liabilities subject to rate making and cost recovery provisions were determined utilizing the income approach. MountainWest’s expected return on rate base is consistent with expected returns of similarly situated assets, resulting in carryover basis of these assets and liabilities equaling their fair value.
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

Notes (Continued)
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and six months ended June 30, 2023, are presented as if the Gulf Coast Storage Acquisition had been completed on January 1, 2023, and the DJ Basin Acquisitions and MountainWest Acquisition had been completed on January 1, 2022. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three Months Ended June 30, 2023
	As Reported	Pro Forma Gulf Coast Storage	Pro Forma DJ Basin		Pro Forma Combined
	(Millions)
Revenues	$2,483	$48	$77		$2,608
Net income (loss) attributable to The Williams Companies, Inc.	460	19	5		484

	Six Months Ended June 30, 2023
	As Reported	Pro Forma Gulf Coast Storage	Pro Forma DJ Basin	Pro Forma MountainWest (1)	Pro Forma Combined
	(Millions)
Revenues	$5,564	$94	$141	$35	$5,834
Net income (loss) attributable to The Williams Companies, Inc.	1,387	35	8	6	1,436

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
	(Millions)
Three Months Ended June 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$846	$—	$—	$—	$—	$—	$(20)	$826
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	158	431	401	—	—	(37)	953
Commodity consideration	—	5	(5)	18	—	—	—	18
Other	5	6	23	5	—	—	(4)	35
Total service revenues	851	169	449	424	—	—	(61)	1,832
Product sales	22	19	23	191	922	86	(248)	1,015
Total revenues from contracts with customers	873	188	472	615	922	86	(309)	2,847
Other revenues (1)	5	3	11	6	337	2	(1)	363
Other adjustments (2)	—	—	—	—	(968)	—	94	(874)
Total revenues	$878	$191	$483	$621	$291	$88	$(216)	$2,336

Three Months Ended June 30, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$826	$—	$—	$—	$—	$—	$(12)	$814
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	109	462	351	—	—	(45)	877
Commodity consideration	—	6	(3)	24	—	—	—	27
Other	5	6	20	4	—	—	(4)	31
Total service revenues	831	121	479	379	—	—	(61)	1,749
Product sales	57	24	28	85	957	83	(188)	1,046
Total revenues from contracts with customers	888	145	507	464	957	83	(249)	2,795
Other revenues (1)	8	3	7	36	627	8	—	689
Other adjustments (2)	—	—	—	—	(1,079)	—	78	(1,001)
Total revenues	$896	$148	$514	$500	$505	$91	$(171)	$2,483

Notes (Continued)

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,726	$—	$—	$—	$—	$—	$(41)	$1,685
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	303	875	831	—	—	(75)	1,934
Commodity consideration	—	14	—	34	—	—	—	48
Other	9	15	47	11	—	—	(9)	73
Total service revenues	1,735	332	922	876	—	—	(125)	3,740
Product sales	47	56	48	439	2,228	194	(566)	2,446
Total revenues from contracts with customers	1,782	388	970	1,315	2,228	194	(691)	6,186
Other revenues (1)	13	6	22	7	1,170	14	(1)	1,231
Other adjustments (2)	—	—	—	—	(2,537)	—	227	(2,310)
Total revenues	$1,795	$394	$992	$1,322	$861	$208	$(465)	$5,107

Six Months Ended June 30, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,639	$—	$—	$—	$—	$—	$(23)	$1,616
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	213	884	702	—	—	(89)	1,710
Commodity consideration	—	18	3	42	—	—	—	63
Other	9	8	45	6	1	—	(8)	61
Total service revenues	1,648	239	932	750	1	—	(120)	3,450
Product sales	79	60	77	175	2,330	185	(442)	2,464
Total revenues from contracts with customers	1,727	299	1,009	925	2,331	185	(562)	5,914
Other revenues (1)	21	7	14	78	2,543	23	—	2,686
Other adjustments (2)	—	—	—	—	(3,238)	—	202	(3,036)
Total revenues	$1,748	$306	$1,023	$1,003	$1,636	$208	$(360)	$5,564
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

Notes (Continued)
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Balance at beginning of period	$50	$42	$36	$29
Revenue recognized in excess of amounts invoiced	40	45	81	88
Minimum volume commitments invoiced	(23)	(31)	(50)	(61)
Balance at end of period	$67	$56	$67	$56
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Balance at beginning of period	$1,053	$1,010	$1,081	$1,043
Payments received and deferred	75	95	117	124
Significant financing component	2	2	4	4
Contract liability acquired (disposed) – net	—	—	—	5
Recognized in revenue	(66)	(68)	(138)	(137)
Balance at end of period	$1,064	$1,039	$1,064	$1,039
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2024, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2024, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2024 (six months)	$108	$2,007
2025 (one year)	165	3,815
2026 (one year)	136	3,562
2027 (one year)	128	3,070
2028 (one year)	114	2,496
Thereafter	413	13,919
Total	$1,064	$28,869
Accounts Receivable
The following is a summary of our Trade accounts and other receivables:

	June 30, 2024	December 31, 2023
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,122	$1,292
Receivables from derivatives	205	311
Other accounts receivable	71	52
Trade accounts and other receivables	$1,398	$1,655
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes from continuing operations includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Current:
Federal	$19	$(1)	$54	$—
State	4	4	10	4
	23	3	64	4
Deferred:
Federal	90	149	217	386
State	16	23	41	69
	106	172	258	455
Provision (benefit) for income taxes	$129	$175	$322	$459
The effective income tax rates for the total provision (benefit) for the three and six months ended June 30, 2024 and 2023 are greater than the federal statutory rate, primarily due to the effect of state income taxes.

Notes (Continued)
Note 6 – Debt and Banking Arrangements
Issuances
Our senior unsecured public debt issuances for 2024 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
January 5, 2024	March 15, 2029	$1,100	4.900%
January 5, 2024	March 15, 2034	1,000	5.150%
Retirements
Our senior unsecured public debt retirements for 2024 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
March 4, 2024	March 4, 2024	$1,000	4.300%
June 24, 2024	June 24, 2024	1,250	4.550%

Credit Facility

	June 30, 2024
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		12
________________
(1)    In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Commercial Paper Program
At June 30, 2024, we had $631 million (at par value) of Commercial paper outstanding at a weighted-average interest rate of 5.60 percent under our $3.5 billion commercial paper program.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2024:
Measured on a recurring basis:
ARO Trust investments	$283	$283	$283	$—	$—
Commodity derivative assets (1)	109	109	—	55	54
Commodity derivative liabilities (1)	(310)	(310)	(2)	(304)	(4)
Interest rate derivatives	2	2	—	2	—
Additional disclosures:
Long-term debt, including current portion	(25,632)	(24,884)	—	(24,884)	—
Guarantees	(36)	(29)	—	(13)	(16)

Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$269	$269	$269	$—	$—
Commodity derivative assets (2)	310	310	141	112	57
Commodity derivative liabilities (2)	(285)	(285)	(3)	(278)	(4)
Interest rate derivatives	6	6	—	6	—
Additional disclosures:
Long-term debt, including current portion	(25,713)	(25,553)	—	(25,553)	—
Guarantees	(37)	(28)	—	(12)	(16)

(1)Commodity derivative assets and liabilities exclude $143 million of net cash collateral in Level 1.
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
Interest rate derivatives: At December 31, 2023, we held forward starting interest rate swap agreements with notional amounts totaling $1.15 billion. During January 2024 we terminated certain of these agreements totaling $750 million of notional value coinciding with the issuance of long-term debt (see Note 6 – Debt and Banking Arrangements). During the six months ended June 30, 2024, we entered into new agreements totaling $200 million of notional value. The fair value of these derivatives is determined using discounted cash flows considering forward interest rates and the terms of the agreements, corroborated by counterparty valuations, and is classified as a Level 2 measurement. We designated these derivatives as cash flow hedges to reduce interest rate exposure on future debt issuances. Gains and losses on these derivative instruments are reflected as a component of AOCI and, after the termination of the swap agreement, are amortized to earnings over the term of the related debt as a component of Interest expense in our Consolidated Statement of Income. These forward starting interest rate swaps are reported in Derivative assets and Derivative liabilities in our Consolidated Balance Sheet.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted liquidity exposure is approximately $22 million at June 30, 2024. Our exposure declines systematically through the remaining term of WilTel’s obligation.
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
At June 30, 2024, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	886,109,134
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(81,136,597)
Basis Risk	Natural Gas	MMBtu	(28,533,844)
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,929,000)
Basis Risk	Natural Gas Liquids	Barrels	(300,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(240,000)
Commodity Derivatives Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	June 30, 2024		December 31, 2023
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$464	$(500)	$623	$(496)
Noncurrent	223	(388)	243	(345)
Total commodity derivatives	$687	$(888)	$866	$(841)
Counterparty and collateral netting offset	(420)	563	(552)	554
Amounts recognized in our Consolidated Balance Sheet	$267	$(325)	$314	$(287)

Notes (Continued)
The pre-tax impacts of commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected in our Consolidated Statement of Income as follows:

	Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(5)	$3	$81	$177
Unrealized	(124)	112	(219)	444
	$(129)	$115	$(138)	$621

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(1)	$1	$(5)	$(3)
Unrealized	(7)	(29)	(4)	(34)
	$(8)	$(28)	$(9)	$(37)
Total net gain (loss) from commodity derivatives	$(137)	$87	$(147)	$584
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At June 30, 2024, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $15 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At June 30, 2024, net cash collateral held on deposit in broker margin accounts was $143 million.
Note 9 – Contingencies
Royalty Matters
Certain of our customers, including Chesapeake Energy Corporation (Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by Chesapeake, which obligations survived Chesapeake’s bankruptcy proceedings. Prior to its bankruptcy, Chesapeake reached a settlement to resolve substantially all Pennsylvania royalty cases pending. During the pendency of the bankruptcy, that settlement was renegotiated. The settlement applies to both Chesapeake and us and does not require any contribution from us. On August 23, 2021, after referral to the United States District Court for the Southern District of Texas by the bankruptcy court, the court approved the settlement. Two objectors filed an appeal with the United States Court of Appeals for the Fifth Circuit. On June 8, 2023, the Court of Appeals vacated

Notes (Continued)
the settlement approval and remanded to the United States District Court for the Southern District of Texas with instructions to dismiss the settlement proceedings for lack of jurisdiction. On August 31, 2023, the bankruptcy court entered an order finding the settlement agreements to be null and void. Certain plaintiffs have filed a notice of dismissal of their claims against Chesapeake that arose prior to February 8, 2021, in the United States District Court for the Middle District of Pennsylvania lawsuits. The notice states that plaintiffs are not releasing their claims against the other defendants, including us, or claims against Chesapeake that arose after February 9, 2021. We continue to believe the claims against us are subject to indemnity obligations owed to us by Chesapeake.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of June 30, 2024, we have accrued liabilities totaling $43 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At June 30, 2024, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At June 30, 2024, we have accrued liabilities of $12 million for these costs and expect to recover approximately $4 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2024, we have accrued liabilities totaling $6 million for these costs.
Former operations
We have potential obligations in connection with assets and businesses we no longer operate. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities

Notes (Continued)
existing at the time the sale was consummated. At June 30, 2024, we have accrued environmental liabilities of $25 million related to these matters.
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
At June 30, 2024, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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
◦Accretion expense associated with asset retirement obligations for nonregulated operations;

Notes (Continued)
•This measure is further adjusted to include our proportionate share (based on ownership interest) of Modified EBITDA from our equity-method investments calculated consistently with the definition described above.
Significant noncash items which are components of Modified EBITDA may include unrealized net gain (loss) from commodity derivatives within Total revenues, unrealized net gain (loss) from commodity derivatives within Net processing commodity expenses for our Gas & NGL Marketing segment, charges associated with lower of cost or net realizable value adjustments to our inventory within Product sales and Product costs, and impairments of certain assets within Other (income) expense – net within Operating income (loss).
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$808	$731	$1,637	$1,446
Northeast G&P	481	515	985	985
West	318	312	645	616
Gas & NGL Marketing Services	(126)	68	(25)	635
Total reportable segments	1,481	1,626	3,242	3,682
Modified EBITDA of other business activities	47	41	123	115
	1,528	1,667	3,365	3,797
Accretion expense associated with asset retirement obligations for nonregulated operations	(21)	(14)	(39)	(29)
Depreciation and amortization expenses	(540)	(515)	(1,088)	(1,021)
Equity earnings (losses)	147	160	284	307
Other investing income (loss) – net	18	13	42	21
Proportional Modified EBITDA of equity-method investments	(238)	(249)	(466)	(478)
Interest expense	(339)	(306)	(688)	(600)
(Provision) benefit for income taxes	(129)	(175)	(322)	(459)
Income (loss) from discontinued operations	—	(87)	—	(87)
Net income (loss)	$426	$494	$1,088	$1,451

Notes (Continued)
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income:

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2024
Segment revenues:
Service revenues
External	$999	$462	$372	$—	$4	$—	$1,837
Internal	24	3	35	—	—	(62)	—
Total service revenues	1,023	465	407	—	4	(62)	1,837
Total service revenues – commodity consideration	5	(5)	18	—	—	—	18
Product sales
External	25	5	34	508	38	—	610
Internal	15	18	157	(85)	48	(153)	—
Total product sales	40	23	191	423	86	(153)	610
Net gain (loss) from commodity derivatives
Realized	—	—	5	(33)	23	—	(5)
Unrealized	—	—	—	(99)	(25)	—	(124)
Total net gain (loss) from commodity derivatives (2)	—	—	5	(132)	(2)	—	(129)
Total revenues	$1,068	$483	$621	$291	$88	$(215)	$2,336

Three Months Ended June 30, 2023
Segment revenues:
Service revenues
External	$933	$480	$330	$—	$5	$—	$1,748
Internal	23	9	28	—	—	(60)	—
Total service revenues	956	489	358	—	5	(60)	1,748
Total service revenues – commodity consideration	6	(3)	24	—	—	—	27
Product sales
External	57	11	10	487	28	—	593
Internal	22	17	75	(60)	55	(109)	—
Total product sales	79	28	85	427	83	(109)	593
Net gain (loss) from commodity derivatives
Realized	1	—	33	(45)	14	—	3
Unrealized	—	—	—	123	(11)	—	112
Total net gain (loss) from commodity derivatives (2)	1	—	33	78	3	—	115
Total revenues	$1,042	$514	$500	$505	$91	$(169)	$2,483

Notes (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2024
Segment revenues:
Service revenues
External	$2,028	$937	$769	$—	$8	$—	$3,742
Internal	44	7	75	—	—	(126)	—
Total service revenues	2,072	944	844	—	8	(126)	3,742
Total service revenues – commodity consideration	14	—	34	—	—	—	48
Product sales
External	55	7	106	1,215	72	—	1,455
Internal	46	41	333	(205)	122	(337)	—
Total product sales	101	48	439	1,010	194	(337)	1,455
Net gain (loss) from commodity derivatives
Realized	—	—	5	48	28	—	81
Unrealized	—	—	—	(197)	(22)	—	(219)
Total net gain (loss) from commodity derivatives (2)	—	—	5	(149)	6	—	(138)
Total revenues	$2,187	$992	$1,322	$861	$208	$(463)	$5,107

Six Months Ended June 30, 2023
Segment revenues:
Service revenues
External	$1,848	$923	$662	$1	$8	$—	$3,442
Internal	48	20	52	—	—	(120)	—
Total service revenues	1,896	943	714	1	8	(120)	3,442
Total service revenues – commodity consideration	18	3	42	—	—	—	63
Product sales
External	81	19	29	1,263	46	—	1,438
Internal	53	58	146	(161)	139	(235)	—
Total product sales	134	77	175	1,102	185	(235)	1,438
Net gain (loss) from commodity derivatives
Realized	1	—	72	72	32	—	177
Unrealized	—	—	—	461	(17)	—	444
Total net gain (loss) from commodity derivatives (2)	1	—	72	533	15	—	621
Total revenues	$2,049	$1,023	$1,003	$1,636	$208	$(355)	$5,564

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

Notes (Continued)
Note 11 – Subsequent Events
Discovery Acquisition
As of December 31, 2023, we owned a 60 percent interest in Discovery which we accounted for as an equity-method investment. On August 1, 2024, we closed on the acquisition of the remaining 40 percent interest in Discovery, along with certain other assets, for $170 million, subject to working capital and post-closing adjustments. As a result of acquiring this additional interest, we obtained control and will consolidate Discovery. The purpose of this acquisition was to expand our gathering, processing, and transportation footprint in the Gulf of Mexico region. Assets acquired, acquisition-related costs incurred, and results of operations realized will be included within our Transmission & Gulf of Mexico segment. Due to the recent timing, the initial purchase price accounting for the transaction was not available at the time of filing.
Sale of Aux Sable Interest
Also on August 1, 2024, we completed the sale of our equity-method investments in Aux Sable Liquid Products Inc., Aux Sable Liquid Products LP, and Aux Sable Midstream LLC (collectively, “Aux Sable”) for total consideration of $160 million. As a result of this sale, we expect to record a gain in the third quarter of 2024 in our Northeast G&P segment.

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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including our upstream operations and corporate activities, are included in Other. Our reportable segments are comprised of the following business activities:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco, Northwest Pipeline, and MountainWest, and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One, a 50 percent equity-method investment in Gulfstream, and a 60 percent equity-method investment in Discovery (see Note 11 – Subsequent Events). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
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
Dividends
In June 2024, we paid a regular quarterly dividend of $0.4750 per share.
Overview of Six Months Ended June 30, 2024
Net income (loss) attributable to The Williams Companies, Inc. for the six months ended June 30, 2024, decreased $354 million compared to the six months ended June 30, 2023. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
Expansion Project Updates
Transmission & Gulf of Mexico
Regional Energy Access
In January 2023, we received approval from the FERC for the project to expand Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in northeastern Pennsylvania to multiple delivery points in Pennsylvania, New Jersey, and Maryland. We placed approximately half of the project into service in the fourth quarter of 2023 and placed the remainder of the project into service in August 2024. The project increased capacity by 829 Mdth/d.
On July 30, 2024, the D.C. Circuit Court of Appeals granted petitions for review of the FERC orders approving the project, vacating such orders and remanding the matter to the FERC for appropriate action. The court’s decision will not be effective until the court has issued its mandate (which is not expected to occur until mid-September 2024 at the earliest), so the decision will not have an immediate impact on the project or the service being rendered through the project capacity. We will take the necessary legal and regulatory actions to ensure that the project capacity continues to be available to serve the needs of our customers without interruption.
Acquisitions and Divestitures
Discovery Acquisition
As of December 31, 2023, we owned a 60 percent interest in Discovery which we accounted for as an equity-method investment. On August 1, 2024, we closed on the acquisition of the remaining 40 percent interest in Discovery, along with certain other assets, for $170 million, subject to working capital and post-closing adjustments. As a result of acquiring this additional interest, we obtained control and will consolidate Discovery. The purpose of this acquisition was to expand our gathering, processing, and transportation footprint in the Gulf of Mexico region. Assets acquired, acquisition-related costs incurred, and results of operations realized will be included within our Transmission & Gulf of Mexico segment (see Note 11 – Subsequent Events).

Management’s Discussion and Analysis (Continued)
Sale of Aux Sable Interest
Also on August 1, 2024, we completed the sale of our equity-method investments in Aux Sable for total consideration of $160 million. As a result of this sale, we expect to record a gain in the third quarter of 2024 in our Northeast G&P segment (see Note 11 – Subsequent Events).
Gulf Coast Storage Acquisition
On January 3, 2024, we closed on the acquisition of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi, from Hartree Partners LP for $1.95 billion. The purpose of this acquisition, which is reported in the Transmission & Gulf of Mexico segment, was to expand our natural gas storage footprint in the Gulf Coast region. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration (see Note 3 – Acquisitions and Divestitures).
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

In 2024, our operating results are expected to benefit from the recent Gulf Coast Storage and DJ Basin acquisitions. We also anticipate increases resulting from Transmission & Gulf of Mexico expansion projects, including the Regional Energy Access project, and annual inflation-based rate increases across our gathering and processing business. These increases are partially offset by lower expected Gas & NGL Marketing Services results, the absence of realized hedge gains captured in 2023 in the West, and a decrease in expected volumes primarily in the Appalachian and Haynesville basins associated with a lower expected commodity price environment.

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

Management’s Discussion and Analysis (Continued)
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
Expansion Projects
Our ongoing major expansion projects include the following:
Transmission & Gulf of Mexico
Deepwater Shenandoah Project
In June 2021, we reached an agreement with two third-parties to provide offshore natural gas gathering and transportation services as well as onshore natural gas processing services. The project expands our existing Gulf of Mexico offshore infrastructure via a 5-mile offshore lateral pipeline from the Shenandoah platform to Discovery’s existing Keathley Canyon Connector pipeline, adds onshore processing facilities at Larose, Louisiana to handle the expected rich Shenandoah production, and the natural gas liquids will be fractionated and marketed at Discovery’s Paradis plant in Louisiana. We plan to place the project into service in the second quarter of 2025.
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
Southeast Supply Enhancement
We plan to file an application with the FERC as early as the third quarter of 2024 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia, and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,592 Mdth/d.
Gillis West
We plan to file our prior notice application for the project with the FERC as early as the fourth quarter of 2024, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
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
West
Louisiana Energy Gateway
In August 2024, we began construction activities on new natural gas gathering assets which are expected to gather 1.8 Bcf/d of natural gas produced in the Haynesville Shale basin for delivery to premium markets, including Transco, industrial markets, and growing LNG export demand along the Gulf Coast. This project is expected to go into service in the second half of 2025.
Haynesville Gathering Expansion
In February 2023, we announced our agreement with a third party to facilitate natural gas production growth in the Haynesville basin. We plan to construct a greenfield gathering system in support of the third party’s 26,000-acre dedication. The system, once constructed, will provide natural gas gathering services to the third party. The third party has also agreed to a long-term capacity commitment on our Louisiana Energy Gateway project. This project is expected to go into service in the second quarter of 2025.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Change*		Six Months Ended June 30,		Change*
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Revenues:
Service revenues	$1,837	$1,748	+89	+5%	$3,742	$3,442	+300	+9%
Product sales and service revenues – commodity consideration	628	620	+8	+1%	1,503	1,501	+2	—%
Net gain (loss) from commodity derivatives	(129)	115	-244	NM	(138)	621	-759	NM
Total revenues	2,336	2,483			5,107	5,564
Costs and expenses:
Product costs and net processing commodity expenses	441	465	+24	+5%	972	1,072	+100	+9%
Operating and maintenance expenses	522	481	-41	-9%	1,033	944	-89	-9%
Depreciation and amortization expenses	540	515	-25	-5%	1,088	1,021	-67	-7%
Selling, general, and administrative expenses	164	161	-3	-2%	350	337	-13	-4%
Other (income) expense – net	(27)	(9)	+18	+200%	(44)	(40)	+4	+10%
Total costs and expenses	1,640	1,613			3,399	3,334
Operating income (loss)	696	870			1,708	2,230
Equity earnings (losses)	147	160	-13	-8%	284	307	-23	-7%
Other investing income (loss) – net	18	13	+5	+38%	42	21	+21	+100%
Interest expense	(339)	(306)	-33	-11%	(688)	(600)	-88	-15%
Other income (expense) – net	33	19	+14	+74%	64	39	+25	+64%
Income (loss) before income taxes	555	756			1,410	1,997
Less: Provision (benefit) for income taxes	129	175	+46	+26%	322	459	+137	+30%
Income (loss) from continuing operations	426	581			1,088	1,538
Income (loss) from discontinued operations	—	(87)	+87	+100%	—	(87)	+87	+100%
Net income (loss)	426	494			1,088	1,451
Less: Net income attributable to noncontrolling interests	25	34	+9	+26%	55	64	+9	+14%
Net income (loss) attributable to The Williams Companies, Inc.	$401	$460	-59	-13%	$1,033	$1,387	-354	-26%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Service revenues increased primarily due to higher volumes from the November 2023 DJ Basin Acquisitions at our West segment and the January 2024 Gulf Coast Storage acquisition at our Transmission & Gulf of Mexico segment (see Note 3 – Acquisitions and Divestitures), and higher revenues associated with an expansion project at our Transmission & Gulf of Mexico segment; partially offset by lower gathering volumes at our Northeast G&P and West Segments.
The net sum of Product sales and service revenues – commodity consideration, Product costs and net processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of product and shrink gas purchases for our processing plants for our reportable segments comprise our Commodity Margins. Service revenues - commodity consideration represent payments we receive in the form of commodities for processing services provided. Most of these commodity volumes are sold during the month processed and are offset within Product costs and net processing commodity expenses. The sum of Product sales and net realized gains and losses on commodity derivatives related to our upstream operations comprise Net realized product sales.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher net natural gas marketing sales and purchases volumes, partially offset by lower net prices;
•Higher NGL marketing sales primarily due to higher non-ethane prices, partially offset by lower ethane volumes and prices; partially offset by
•Lower system management gas sales.
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
We experience significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage capacity portfolios as well as upstream-related production. However, the unrealized fair value measurement gains and losses are generally offset by valuation changes in the economic value of the underlying production or transportation and storage capacity contracts, which are not recognized until the underlying transaction occurs.
The Product costs and net processing commodity expenses decrease primarily consists of:
•Lower system management gas purchases; partially offset by
•Higher non-ethane prices, partially offset by lower ethane volumes for our NGL marketing activities.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at our West and Transmission & Gulf of Mexico segments.
Depreciation and amortization expenses increased primarily related to assets acquired at our West and Transmission & Gulf of Mexico segments.

Management’s Discussion and Analysis (Continued)
Equity earnings (losses) changed unfavorably primarily due to the consolidation of RMM following our acquisition of the remaining ownership interest in November 2023 and a decrease at Blue Racer, partially offset by favorable results at OPPL.
The increase in Interest expense was primarily due to our 2023 and 2024 debt issuances, and imputed interest on deferred consideration obligations related to our DJ Basin and Gulf Coast Storage acquisitions, partially offset by 2023 and 2024 debt retirements (see Note 6 – Debt and Banking Arrangements).
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $115 million to increase the accrued liability associated with our Alaska refinery contamination litigation, partially offset by the related income tax effect.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Service revenues increased primarily due to higher volumes from the January 2024 Gulf Coast Storage and February 2023 MountainWest acquisitions at our Transmission & Gulf of Mexico segment and the November 2023 DJ Basin Acquisitions at our West segment, and higher revenues associated with an expansion project at our Transmission & Gulf of Mexico segment.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher net natural gas marketing sales primarily due to higher sales and purchases volumes substantially offset by lower net prices and higher storage costs;
•Higher product sales from our upstream operations primarily due to higher production volumes, partially offset by lower commodity prices. These sales are partially offset by
•Lower system management gas sales;
•Lower NGL marketing sales primarily due to lower ethane volumes, partially offset by higher non-ethane prices.
The Product costs and net processing commodity expenses decrease primarily consists of:
•Lower shrink gas purchases associated with our equity NGL production activities due to lower natural gas prices and volumes;
•Lower system management gas purchases; and
•Lower NGL marketing purchases due to lower ethane volumes, partially offset by higher non-ethane prices.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at our West and Transmission & Gulf of Mexico segments, as well as an unfavorable change in our net imbalance liability due to changes in pricing.
Depreciation and amortization expenses increased primarily related to the assets acquired at our West and Transmission & Gulf of Mexico segments.

Management’s Discussion and Analysis (Continued)
Equity earnings (losses) changed unfavorably primarily due to the consolidation of RMM following our acquisition of the remaining ownership interest in November 2023 and a decrease at Blue Racer, partially offset by favorable results at OPPL.
The increase in Interest expense was primarily due to our 2023 and 2024 debt issuances, and imputed interest on deferred consideration obligations related to our DJ Basin and Gulf Coast Storage Acquisitions, partially offset by 2023 and 2024 debt retirements (see Note 6 – Debt and Banking Arrangements).
The favorable change in Other income (expense) – net below Operating income (loss) includes an increase in equity allowance for funds used during construction (equity AFUDC) at our Transmission & Gulf of Mexico segment.
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $115 million to increase the accrued liability associated with our Alaska refinery contamination litigation, partially offset by the related income tax effect.
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
Transmission & Gulf of Mexico

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$1,023	$956	$2,072	$1,896
Product sales and service revenues – commodity consideration (1)	45	85	115	152
Net realized gain (loss) from commodity derivatives (1)	—	1	—	1
Segment revenues	1,068	1,042	2,187	2,049

Product costs and net processing commodity expenses (1)	(40)	(78)	(101)	(135)
Other segment costs and expenses	(269)	(281)	(544)	(569)
Proportional Modified EBITDA of equity-method investments	49	48	95	101
Transmission & Gulf of Mexico Modified EBITDA	$808	$731	$1,637	$1,446

Commodity margins	$5	$8	$14	$18
_______________
(1)Included as a component of Commodity margins.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to:
•A $58 million increase due to the acquisition of Gulf Coast Storage assets in January 2024 primarily in storage revenues (see Note 3 – Acquisitions and Divestitures);
•A $20 million increase in Transco’s revenues associated with the Regional Energy Access expansion project placed partially in-service in the fourth quarter of 2023; partially offset by
•A $12 million decrease due to the sale of certain liquids pipelines in the Gulf Coast region in September 2023 primarily in transportation revenues (see Note 3 – Acquisitions and Divestitures).
Other segment costs and expenses decreased primarily due to:
•A favorable change in equity AFUDC primarily as a result of increased capital expenditures at Transco;
•A favorable change in the deferral of ARO-related depreciation at Transco; partially offset by
•Higher operating expenses and administrative costs including higher operating, acquisition and transition costs related to our Gulf Coast Storage Acquisition and higher costs related to timing and scope of general maintenance activities; substantially offset by significantly lower acquisition and transition costs related to our MountainWest Acquisition (see Note 3 – Acquisitions and Divestitures); a gain associated with MountainWest cash-out sales; and the sale of certain liquids pipelines in the Gulf Coast region.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues and lower Other segment costs and expenses.
Service revenues increased primarily due to:
•A $108 million increase due to the acquisition of Gulf Coast Storage assets primarily in storage revenues;
•A $40 million increase in Transco’s revenues associated with the Regional Energy Access expansion project;
•A $37 million increase in transportation and storage revenues at MountainWest primarily due to the acquisition in February 2023;
•A $10 million increase in NorTex’s revenues primarily associated with higher storage rates; partially offset by
•A $25 million decrease due to the sale of certain liquids pipelines in the Gulf Coast region primarily in transportation revenues.
Other segment costs and expenses decreased primarily due to:
•A favorable change in equity AFUDC primarily as a result of increased capital expenditures at Transco;
•A favorable change in the deferral of ARO-related depreciation at Transco; partially offset by

Management’s Discussion and Analysis (Continued)
•Higher operating expenses and administrative costs including higher operating, acquisition and transition costs related to our Gulf Coast Storage Acquisition and higher operating and administrative expenses related to our MountainWest Acquisition; substantially offset by significantly lower acquisition and transition costs related to our MountainWest Acquisition; a gain associated with MountainWest cash-out sales; and the sale of certain liquids pipelines in the Gulf Coast region.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$465	$489	$944	$943
Product sales and service revenues – commodity consideration (1)	18	25	48	80
Segment revenues	483	514	992	1,023

Product costs and net processing commodity expenses (1)	(18)	(26)	(37)	(76)
Other segment costs and expenses	(137)	(132)	(280)	(264)
Proportional Modified EBITDA of equity-method investments	153	159	310	302
Northeast G&P Modified EBITDA	$481	$515	$985	$985

Commodity margins	$—	$(1)	$11	$4

(1)Included as a component of Commodity margins.
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Northeast G&P Modified EBITDA decreased primarily due to lower Service revenues and lower Proportional Modified EBITDA of equity-method investments.
Service revenues decreased primarily due to:
•A $24 million decrease in revenues in the Utica Shale region primarily related to the timing of recognition of the 2023 cost of service rate increase at Cardinal associated with the annual redetermination of those rates as well as lower volumes at Flint and Cardinal;
•An $8 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes partially offset by escalated rates.
Proportional Modified EBITDA of equity-method investments decreased at Blue Racer primarily driven by lower gathering volumes. Additionally, Appalachia Midstream Investments decreased primarily driven by lower volumes significantly offset by higher gathering rates at the Bradford Supply Hub.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Northeast G&P Modified EBITDA was consistent with the prior year primarily due to higher Other segment costs and expenses, partially offset by higher Proportional Modified EBITDA of equity-method investments.
Service revenues were consistent with the prior year primarily due to:
•An $11 million increase in gathering revenues at Susquehanna Supply Hub primarily related to escalated rates partially offset by lower volumes;

Management’s Discussion and Analysis (Continued)
•An $8 million increase in joint venture operating fees primarily related to us assuming operatorship of Blue Racer effective January 1, 2024 (which is significantly offset by higher Other segment costs and expenses discussed below); offset by
•A $15 million decrease in revenues in the Utica Shale region primarily related to lower volumes at Flint and Cardinal;
•An $11 million decrease in revenues at the Northeast JV primarily related to lower transportation & fractionation, processing, and gathering volumes, partially offset by higher processing and transportation & fractionation rates.
Other segment costs and expenses increased primarily due to higher employee-related costs as well as increased corporate allocations of support costs related to us assuming operatorship of Blue Racer effective January 1, 2024 (substantially offset by higher Service revenues discussed above).
Proportional Modified EBITDA of equity-method investments increased at Aux Sable Liquid Products LP primarily due to the terms of the new product marketing agreement. Additionally, Appalachia Midstream Investments increased primarily driven by higher gathering rates partially offset by lower volumes at the Bradford Supply Hub. The increase was partially offset by a decrease at Blue Racer primarily driven by lower gathering volumes offset by higher processing volumes.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$407	$358	$844	$714
Product sales and service revenues – commodity consideration (1)	209	109	473	217

Net realized gain (loss) from commodity derivatives relating to service revenues	7	29	10	68
Net realized gain (loss) from commodity derivatives relating to product sales (1)	(2)	4	(5)	4
Net realized gain (loss) from commodity derivatives	5	33	5	72

Segment revenues	621	500	1,322	1,003

Product costs and net processing commodity expenses (1)	(177)	(95)	(426)	(227)
Other segment costs and expenses	(162)	(136)	(312)	(236)
Proportional Modified EBITDA of equity-method investments	36	43	61	76
West Modified EBITDA	$318	$312	$645	$616

Commodity margins	$30	$18	$42	$(6)
________________
(1)    Included as a component of Commodity margins.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2024 vs. three months ended June 30, 2023
West Modified EBITDA increased primarily due to higher Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses and an unfavorable change in Net realized gain (loss) from commodity derivatives relating to service revenues.
Service revenues increased primarily due to:
•A $69 million increase in the DJ Basin region associated with the DJ Basin Acquisitions in November 2023 (see Note 3 – Acquisitions and Divestitures);
•An $8 million increase in our NGL operations associated with higher fractionation and transportation revenue both due to higher volumes; partially offset by
•A $17 million decrease in the Haynesville Shale region primarily associated with lower gathering volumes from decreased producer activity;
•A $9 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenues and lower gathering volumes.
Net realized gain (loss) from commodity derivatives relating to service revenues reflects an unfavorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins increased $12 million primarily due to a $12 million increase in marketing margins and a $6 million increase from other sales activities both associated primarily with the Cureton Acquisition, partially offset by a $6 million decrease from our equity NGLs primarily due to an unfavorable change in net realized commodity pricing.
Other segment costs and expenses increased primarily due to higher operating expenses including those resulting from the DJ Basin Acquisitions.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as RMM was consolidated as of November 30, 2023, partially offset by higher volumes at OPPL.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
West Modified EBITDA increased primarily due higher Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses, an unfavorable change in Net realized gain (loss) from commodity derivatives relating to service revenues, and lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $141 million increase in the DJ Basin region associated with the DJ Basin Acquisitions in November 2023 (see Note 3 – Acquisitions and Divestitures);
•A $20 million increase in our other NGL operations associated with higher fractionation and transportation revenue due to higher volumes and higher storage fees primarily due to a new contract;
•A $17 million increase in the Wamsutter region primarily associated with higher gathering volumes from increased producer activity as well as higher volumes associated with the absence of weather-related events in first-quarter 2023; partially offset by
•An $18 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenues as well as lower gathering volumes;

Management’s Discussion and Analysis (Continued)
•A $16 million decrease in the Haynesville Shale region primarily due to lower gathering volumes from decreased producer activity;
•A $14 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing.
Net realized gain (loss) from commodity derivatives relating to service revenues reflects an unfavorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins increased $48 million primarily due to a $24 million increase from our equity NGLs due to a favorable change in net realized commodity pricing primarily for shrink gas purchases and a $13 million increase in marketing margins as well as an $11 million increase from other sales activities, both associated primarily with the Cureton Acquisition.
Other segment costs and expenses increased primarily due to higher operating and employee-related expenses including those resulting from the DJ Basin Acquisitions, the absence of favorable contract settlements in first-quarter 2023, and an unfavorable change in our net imbalance liability due to changes in pricing.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as RMM was consolidated as of November 30, 2023, partially offset by higher volumes at OPPL.
Gas & NGL Marketing Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$—	$—	$—	$1
Product sales (1)	423	427	1,010	1,102

Net realized gain (loss) from commodity derivative instruments (1)	(33)	(45)	48	72
Net unrealized gain (loss) from commodity derivative instruments	(99)	123	(197)	461
Net gain (loss) from commodity derivatives	(132)	78	(149)	533

Segment revenues	291	505	861	1,636
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	(7)	(29)	(4)	(34)
Product costs (1)	(387)	(384)	(819)	(911)
Other segment costs and expenses	(23)	(24)	(63)	(56)
Gas & NGL Marketing Services Modified EBITDA	$(126)	$68	$(25)	$635

Commodity margins	$3	$(2)	$239	$263
________________
(1)    Included as a component of Commodity margins.
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments.
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
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments and lower Commodity margins.
Commodity margins decreased $24 million primarily due to a $29 million decrease in our natural gas marketing margins including $18 million of lower natural gas storage marketing margins primarily driven by lower withdrawals from warmer winter weather in first quarter 2024 compared to 2023 and a less favorable change in realized derivative gains, partially offset by a favorable change of $12 million in lower cost or net realizable value inventory adjustment. The decrease in our natural gas marketing margins also includes $11 million of lower natural gas transportation capacity marketing margins due to less favorable net realized pricing spreads.
The change in Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses from 2023 is primarily due to a change in forward commodity prices relative to our hedge positions in 2024 compared to 2023.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$4	$5	$8	$8
Product sales (1)	86	83	194	185

Net realized gain (loss) from derivative instruments (1)	23	14	28	32
Net unrealized gain (loss) from derivative instruments	(25)	(11)	(22)	(17)
Net gain (loss) from commodity derivatives	(2)	3	6	15

Segment revenues	88	91	208	208

Other segment costs and expenses	(41)	(49)	(85)	(92)
Proportional Modified EBITDA of equity-method investments	—	(1)	—	(1)
Modified EBITDA of other business activities	$47	$41	$123	$115

Net realized product sales	$109	$97	$222	$217
________________
(1)    Included as a component of Net realized product sales.
Three months ended June 30, 2024 vs. three months ended June 30, 2023
Modified EBITDA of other business activities increased primarily due to:
•A $12 million increase in Net realized product sales from our upstream operations primarily due to higher production volumes;
•An $8 million favorable Other segment costs and expenses related to lower corporate costs; partially offset by

Management’s Discussion and Analysis (Continued)
•A $14 million unfavorable change in Net unrealized gain (loss) from derivative instruments due to changes in forward commodity prices relative to our upstream hedge positions in 2024 compared to 2023.
Six months ended June 30, 2024 vs. six months ended June 30, 2023
Modified EBITDA of other business activities increased primarily due to:
•A $5 million increase in Net realized product sales from our upstream operations primarily due to higher production volumes, partially offset by lower net realized commodity prices;
•A $7 million favorable change in Other segment costs and expenses related to lower corporate costs.

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
On January 3, 2024, we acquired 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi for $1.95 billion. The acquisition was funded with cash on hand and $100 million of deferred consideration that does not accrue interest and is payable one year from the acquisition date.
On August 1, 2024, we completed the Discovery Acquisition for $170 million. Also, on August 1, 2024, we completed the sale of certain equity-method investments for $160 million (see Note 11 – Subsequent Events).
On January 5, 2024, we issued $2.1 billion in long-term debt. We retired long-term debt of $1.0 billion on March 4, 2024, and $1.25 billion on June 24, 2024 (see Note 6 – Debt and Banking Arrangements).
As of June 30, 2024, we have approximately $1.536 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
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

Management’s Discussion and Analysis (Continued)
As of June 30, 2024, we have approximately $24.1 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2024, we had a working capital deficit of $2.581 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	June 30, 2024
(Millions)
Cash and cash equivalents	$55
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,119
$3,174
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had $631 million of Commercial paper (at par value) outstanding as of June 30, 2024. Through June 30, 2024, the highest amount outstanding under our commercial paper program and credit facility during 2024 was $730 million. At June 30, 2024, we were in compliance with the financial covenants associated with our credit facility.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 6.1 percent from the $0.4475 per share paid in each quarter of 2023, to $0.4750 per share paid in March and June 2024.
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

Management’s Discussion and Analysis (Continued)
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Consolidated Statement of Cash Flows (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Six Months Ended June 30,
	Category	2024	2023
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$2,513	$2,891
Proceeds from long-term debt	Financing	2,100	1,503

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(2,274)	(14)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1,844)	(1,053)
Common dividends paid	Financing	(1,158)	(1,091)
Capital expenditures	Investing	(1,123)	(1,155)
Dividends and distributions paid to noncontrolling interests	Financing	(130)	(112)
Proceeds from (payments of) commercial paper - net	Financing	(95)	(352)
Purchases of and contributions to equity-method investments	Investing	(82)	(69)
Purchases of treasury stock	Financing	—	(130)

Other sources / (uses) – net	Financing and Investing	(2)	(19)
Increase (decrease) in cash and cash equivalents		$(2,095)	$399
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
Our Net cash provided (used) by operating activities for the six months ended June 30, 2024 decreased from the same period in 2023 primarily due to unfavorable changes in margin requirements and net operating working capital partially offset by higher operating income (excluding non-cash items previously discussed).

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
The maturities of our commodity derivative contracts at June 30, 2024 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2024	2025 - 2026	2027 - 2028+
	(Millions)
Level 1 (2)	$(2)	$(11)	$22	$(13)
Level 2	(249)	(9)	(110)	(130)
Level 3	50	1	14	35
Fair value of contracts outstanding at June 30, 2024	$(201)	$(19)	$(74)	$(108)
_______________
(1)See Note 7 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 8 – Commodity Derivatives for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $143 million of net cash collateral in Level 1.
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
The VaR associated with our integrated natural gas trading operations was $3 million at June 30, 2024 and $9 million at December 31, 2023. We had the following VaRs for the period shown:

Six Months Ended June 30, 2024
(Millions)
Average	$4
High	$15
Low	$1
Our non-trading portfolio primarily consists of commodity derivatives that hedge our upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $4 million at June 30, 2024 and $3 million at December 31, 2023. We had the following VaRs for the period shown:

Six Months Ended June 30, 2024
(Millions)
Average	$4
High	$8
Low	$3
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

As disclosed in Note 3 – Acquisitions and Divestitures, we acquired Hartree as part of the Gulf Coast Storage Acquisition on January 3, 2024. Hartree’s total revenues constituted approximately 2 percent of total revenues as shown in our consolidated financial statements for the six months ended June 30, 2024. Hartree’s total assets constituted approximately 4 percent of total assets as shown in our consolidated financial statements as of June 30, 2024. We also acquired Cureton on November 30, 2023, and its total revenues constituted approximately 4 percent of total revenues as shown in our consolidated financial statements for the six months ended June 30, 2024. Cureton’s total assets constituted approximately 1 percent of total assets as shown in our consolidated financial statements as of June 30, 2024. We excluded Hartree’s and Cureton’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	—	$—	—	$1,360,938,325
May 1 - May 31, 2024	—	$—	—	$1,360,938,325
June 1 - June 30, 2024	—	$—	—	$1,360,938,325
Total	—		—

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
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company terminated a “Rule 10b5-1 trading arrangement,” and no director or officer of the Company adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On June 14, 2024, T. Lane Wilson, Senior Vice President and General Counsel of the Company, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)(a “Rule 10b5-1 Trading Plan”) for the sale of up to 24,000 shares of the Company’s common stock. The Rule 10b5-1 Trading Plan will terminate on August 29, 2025.

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
August 5, 2024