Form 10-Q
period 2024-09-30
WILLIAMS COMPANIES, INC.
filed 2024-11-06
CIK 107263

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2024
Common Stock, $1.00 par value	1,219,011,798

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions, except per-share amounts)
Revenues:
Service revenues	$1,911	$1,770	$5,653	$5,212
Service revenues – commodity consideration	34	45	82	108
Product sales	703	720	2,158	2,158
Net gain (loss) from commodity derivatives	5	24	(133)	645
Total revenues	2,653	2,559	7,760	8,123
Costs and expenses:
Product costs	517	484	1,467	1,458
Net processing commodity expenses	7	31	29	129
Operating and maintenance expenses	580	522	1,613	1,466
Depreciation and amortization expenses	566	521	1,654	1,542
Selling, general, and administrative expenses	170	146	520	483
Gain on sale of business (Note 3)	—	(130)	—	(130)
Other (income) expense – net	(25)	(9)	(69)	(49)
Total costs and expenses	1,815	1,565	5,214	4,899
Operating income (loss)	838	994	2,546	3,224
Equity earnings (losses)	147	127	431	434
Other investing income (loss) – net	290	24	332	45
Interest expense	(338)	(314)	(1,026)	(914)
Other income (expense) – net	31	30	95	69
Income (loss) before income taxes	968	861	2,378	2,858
Less: Provision (benefit) for income taxes	227	176	549	635
Income (loss) from continuing operations	741	685	1,829	2,223
Income (loss) from discontinued operations (Note 1)	—	(1)	—	(88)
Net income (loss)	741	684	1,829	2,135
Less: Net income (loss) attributable to noncontrolling interests	35	30	90	94
Net income (loss) attributable to The Williams Companies, Inc.	706	654	1,739	2,041
Less: Preferred stock dividends	1	1	2	2
Net income (loss) available to common stockholders	$705	$653	$1,737	$2,039
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$705	$654	$1,737	$2,127
Income (loss) from discontinued operations (Note 1)	—	(1)	—	(88)
Net income (loss) available to common stockholders	$705	$653	$1,737	$2,039
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$.58	$.54	$1.43	$1.74
Income (loss) from discontinued operations	—	—	—	(.07)
Net income (loss) available to common stockholders	$.58	$.54	$1.43	$1.67
Weighted-average shares (thousands)	1,219,537	1,216,951	1,219,021	1,218,021
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$.58	$.54	$1.42	$1.74
Income (loss) from discontinued operations	—	—	—	(.07)
Net income (loss) available to common stockholders	$.58	$.54	$1.42	$1.67
Weighted-average shares (thousands)	1,222,869	1,220,073	1,222,444	1,222,650
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Net income (loss)	$741	$684	$1,829	$2,135
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $4 and $(1) in 2024 and $(12) and $(23) in 2023	(13)	36	2	72
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— and $— in 2024 and $— and $— in 2023	—	(1)	(1)	(2)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $— and $— in 2024 and $— and ($1) in 2023	—	1	(1)	2
Other comprehensive income (loss)	(13)	36	—	72
Comprehensive income (loss)	728	720	1,829	2,207
Less: Comprehensive income (loss) attributable to noncontrolling interests	35	30	90	94
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$693	$690	$1,739	$2,113
See accompanying notes.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2024	2023
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$762	$2,150
Trade accounts and other receivables (net of allowance of ($4) at September 30, 2024 and ($3) at December 31, 2023)	1,310	1,655
Inventories	275	274
Derivative assets	143	239
Other current assets and deferred charges	208	195
Total current assets	2,698	4,513
Investments	4,201	4,637
Property, plant, and equipment	56,479	51,842
Accumulated depreciation and amortization	(18,505)	(17,531)
Property, plant, and equipment – net	37,974	34,311
Intangible assets – net of accumulated amortization	7,305	7,593
Regulatory assets, deferred charges, and other	1,659	1,573
Total assets	$53,837	$52,627

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,137	$1,379
Derivative liabilities	95	105
Accrued and other current liabilities	1,203	1,284
Commercial paper	—	725
Long-term debt due within one year	2,284	2,337
Total current liabilities	4,719	5,830
Long-term debt	24,825	23,376
Deferred income tax liabilities	4,312	3,846
Regulatory liabilities, deferred income, and other	5,116	4,684
Contingent liabilities and commitments (Note 9)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at September 30, 2024 and December 31, 2023; 35 thousand shares issued at September 30, 2024 and December 31, 2023)	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2024 and December 31, 2023; 1,258 million shares issued at September 30, 2024 and 1,256 million shares issued at December 31, 2023)	1,258	1,256
Capital in excess of par value	24,611	24,578
Retained deficit	(12,296)	(12,287)
Accumulated other comprehensive income (loss)	—	—
Treasury stock, at cost (39 million shares at September 30, 2024 and December 31, 2023 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,428	12,402
Noncontrolling interests in consolidated subsidiaries	2,437	2,489
Total equity	14,865	14,891
Total liabilities and equity	$53,837	$52,627
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at June 30, 2024	$35	$1,258	$24,589	$(12,419)	$13	$(1,180)	$12,296	$2,450	$14,746
Net income (loss)	—	—	—	706	—	—	706	35	741
Other comprehensive income (loss)	—	—	—	—	(13)	—	(13)	—	(13)
Cash dividends – common stock ($0.4750 per share)	—	—	—	(579)	—	—	(579)	—	(579)
Stock-based compensation and related common stock issuances, net of tax	—	—	22	—	—	—	22	—	22
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	(4)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	—	22	123	(13)	—	132	(13)	119
Balance at September 30, 2024	$35	$1,258	$24,611	$(12,296)	$—	$(1,180)	$12,428	$2,437	$14,865

Balance at June 30, 2023	$35	$1,256	$24,538	$(12,982)	$12	$(1,180)	$11,679	$2,530	$14,209
Net income (loss)	—	—	—	654	—	—	654	30	684
Other comprehensive income (loss)	—	—	—	—	36	—	36	—	36
Cash dividends – common stock ($0.4475 per share)	—	—	—	(544)	—	—	(544)	—	(544)
Stock-based compensation and related common stock issuances, net of tax	—	—	23	—	—	—	23	—	23
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(62)	(62)
Other	—	—	1	(4)	—	—	(3)	—	(3)
Net increase (decrease) in equity	—	—	24	106	36	—	166	(32)	134
Balance at September 30, 2023	$35	$1,256	$24,562	$(12,876)	$48	$(1,180)	$11,845	$2,498	$14,343

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	1,739	—	—	1,739	90	1,829
Cash dividends – common stock ($1.4250 per share)	—	—	—	(1,737)	—	—	(1,737)	—	(1,737)
Stock-based compensation and related common stock issuances, net of tax	—	2	33	—	—	—	35	—	35
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(178)	(178)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Other	—	—	—	(11)	—	—	(11)	—	(11)
Net increase (decrease) in equity	—	2	33	(9)	—	—	26	(52)	(26)
Balance at September 30, 2024	$35	$1,258	$24,611	$(12,296)	$—	$(1,180)	$12,428	$2,437	$14,865

Balance at December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045
Net income (loss)	—	—	—	2,041	—	—	2,041	94	2,135
Other comprehensive income (loss)	—	—	—	—	72	—	72	—	72
Cash dividends – common stock ($1.3425 per share)	—	—	—	(1,635)	—	—	(1,635)	—	(1,635)
Stock-based compensation and related common stock issuances, net of tax	—	3	19	—	—	—	22	—	22
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(174)	(174)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchases of treasury stock	—	—	—	—	—	(130)	(130)	—	(130)
Other	—	—	1	(11)	—	—	(10)	—	(10)
Net increase (decrease) in equity	—	3	20	395	72	(130)	360	(62)	298
Balance at September 30, 2023	$35	$1,256	$24,562	$(12,876)	$48	$(1,180)	$11,845	$2,498	$14,343

*Accumulated Other Comprehensive Income (Loss)
See accompanying notes.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,829	$2,135
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	1,654	1,542
Provision (benefit) for deferred income taxes	467	586
Equity (earnings) losses	(431)	(434)
Distributions from equity-method investees	580	607
Net unrealized (gain) loss from commodity derivative instruments	210	(433)
Gain on sale of business (Note 3)	—	(130)
Gain on disposition of equity-method investments (Note 3)	(149)	—
Gain on consolidation of equity-method investments (Note 3)	(127)	—
Inventory write-downs	8	28
Amortization of stock-based awards	69	59
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	367	1,295
Inventories	(6)	29
Other current assets and deferred charges	(16)	(5)
Accounts payable	(317)	(1,072)
Accrued and other current liabilities	(108)	(114)
Changes in current and noncurrent commodity derivative assets and liabilities	(74)	172
Other, including changes in noncurrent assets and liabilities	(200)	(140)
Net cash provided (used) by operating activities	3,756	4,125
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(723)	(352)
Proceeds from long-term debt	3,594	2,754
Payments of long-term debt	(2,286)	(21)
Payments for debt issuance costs	(31)	(21)
Proceeds from issuance of common stock	8	8
Purchases of treasury stock	—	(130)
Common dividends paid	(1,737)	(1,635)
Dividends and distributions paid to noncontrolling interests	(178)	(174)
Contributions from noncontrolling interests	36	18
Other – net	(34)	(19)
Net cash provided (used) by financing activities	(1,351)	428
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,805)	(1,845)
Dispositions – net	(73)	(33)
Proceeds from sale of business (Note 3)	—	348
Purchases of businesses, net of cash acquired (Note 3)	(1,995)	(1,024)
Proceeds from dispositions of equity-method investments (Note 3)	161	—
Purchases of and contributions to equity-method investments	(101)	(80)
Other – net	20	3
Net cash provided (used) by investing activities	(3,793)	(2,631)
Increase (decrease) in cash and cash equivalents	(1,388)	1,922
Cash and cash equivalents at beginning of year	2,150	152
Cash and cash equivalents at end of period	$762	$2,074
_________
(1) Increases to property, plant, and equipment	$(1,840)	$(1,960)
Changes in related accounts payable and accrued liabilities	35	115
Capital expenditures	$(1,805)	$(1,845)
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
Share Repurchase Program
In September 2021, our Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by our management. Our management will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During the nine months ended September 30, 2024 and 2023, there have been $0 and $130 million in repurchases under the program which are included in our Consolidated Statement of Changes in Equity. Cumulative repurchases to date under the program total $139 million.
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
Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transcontinental Gas Pipe Line Company, LLC (Transco), Northwest Pipeline LLC (Northwest Pipeline), and MountainWest Pipelines Holding Company (MountainWest), and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), and Discovery Producer Services LLC (Discovery), a former 60 percent equity-method investment in which we acquired the remaining ownership interest in August 2024 (see Note 3 – Acquisitions and Divestitures). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
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
Discontinued operations
During the second quarter of 2023, we recorded pre-tax charges of $115 million to Income (loss) from discontinued operations in our Consolidated Statement of Income related to litigation associated with our former Alaska refinery. An additional $1 million of pre-tax interest expense was recorded in the third quarter of 2023. This matter was settled in January 2024. Except for this item and unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to our continuing operations.
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2024, we consolidate the following VIEs:
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
The following table presents amounts included in our Consolidated Balance Sheet that are only for the use or obligation of our consolidated VIEs:

	September 30,	December 31,
	2024	2023
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$35	$33
Trade accounts and other receivables – net	184	215
Inventories	5	5
Other current assets and deferred charges	5	4
Property, plant, and equipment – net	4,934	5,046
Intangible assets – net of accumulated amortization	1,968	2,049
Regulatory assets, deferred charges, and other	27	31
Accounts payable	(54)	(109)
Accrued and other current liabilities	(26)	(28)
Regulatory liabilities, deferred income, and other	(262)	(268)

Notes (Continued)
Nonconsolidated VIEs
We own certain equity-method investments that are VIEs due primarily to our limited participating rights as a minority equity holder. Our maximum exposure to loss is limited to the carrying value of these investments, which totaled $74 million at September 30, 2024.
Note 3 – Acquisitions and Divestitures
Discovery Acquisition
As of December 31, 2023, we owned a 60 percent interest in Discovery, which we accounted for as an equity-method investment. On August 1, 2024, we closed on the acquisition of the remaining 40 percent interest in Discovery, along with certain other assets, for $170 million cash, subject to working capital and post-closing adjustments (Discovery Acquisition). As a result of acquiring this additional interest, we obtained control and now consolidate Discovery. The purpose of this acquisition was to expand our gathering, processing, and transportation presence in the Gulf of Mexico region. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within our Transmission & Gulf of Mexico segment.
During the period from the acquisition date of August 1, 2024 to September 30, 2024, the operations acquired in the Discovery Acquisition contributed Revenues of $46 million and Modified EBITDA (as defined in Note 10 – Segment Disclosures) of $10 million.
We accounted for the Discovery Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The book value of our existing equity-method investment prior to the acquisition date of August 1, 2024, was $381 million. We recognized a $127 million gain on remeasuring our existing equity-method investment to fair value included in Other investing income (loss) – net in our Consolidated Statement of Income for the three and nine months ended September 30, 2024, which is not included in the pro forma Discovery adjustments below. We utilized the income approach to fair value our previous equity-method investment in Discovery.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at August 1, 2024. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment, which utilized the cost approach; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified.

(Millions)
Cash and cash equivalents	$22
Other current assets	19
Property, plant, and equipment – net	941
Other noncurrent assets	39
Total assets acquired	$1,021

Current liabilities	$(40)
Noncurrent liabilities	(296)
Total liabilities assumed	$(336)

Net assets acquired	$685

Notes (Continued)
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
During the period from the acquisition date of January 3, 2024 to September 30, 2024, the operations acquired in the Gulf Coast Storage Acquisition contributed Revenues of $171 million and Modified EBITDA of $123 million, which is impacted by acquisition-related costs. Acquisition-related costs for the Gulf Coast Storage Acquisition total $14 million, including $13 million incurred in the nine months ended September 30, 2024 included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
We accounted for the Gulf Coast Storage Acquisition as a business combination. The valuation technique used consisted of the cost approach for property, plant, and equipment.
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

Notes (Continued)
During the period from the acquisition date of November 30, 2023 to December 31, 2023, the operations acquired in the Cureton Acquisition contributed Revenues of $35 million and Modified EBITDA of $7 million.
Acquisition-related costs for the Cureton Acquisition total $7 million, including $1 million incurred in the nine months ended September 30, 2024, included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
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
RMM Acquisition
As of December 31, 2022, we owned a 50 percent interest in RMM which we accounted for as an equity-method investment. On November 30, 2023, we closed on the acquisition of the remaining 50 percent interest in RMM (RMM Acquisition) for $704 million. As a result of acquiring this additional interest, we obtained control and

Notes (Continued)
now consolidate RMM. The purpose of this acquisition was to expand our gathering and processing footprint and create operational synergies for our operations in the DJ Basin. Assets acquired and results of operations realized are included within our West segment. Substantially all of the RMM purchase price was not due to the seller until the first quarter of 2025, would not accrue interest until November 2, 2024, and could be repaid early without penalty. It was recorded as a deferred consideration obligation at fair value using an income approach, which resulted in a discount to the contractual amount due which was imputed as interest expense over the term of the obligation. The obligation is presented within Long-term debt due within one year in our Consolidated Balance Sheet as of September 30, 2024, owed by our wholly owned subsidiary Williams Rocky Mountain Midstream Holdings LLC. On November 1, 2024, we paid the remaining $651 million of the RMM purchase price obligation.
During the period from the acquisition date of November 30, 2023 to December 31, 2023, RMM contributed Revenues of $53 million and Modified EBITDA of $12 million.
We accounted for the RMM Acquisition as a business combination. The book value of our existing equity-method investment prior to the acquisition date of November 30, 2023, was $406 million. We recognized a $30 million gain on remeasuring our existing equity-method investment to fair value included in Other investing income (loss) – net in our Consolidated Statement of Income during 2023, which is not included in the pro forma DJ Basin adjustments below. The valuation techniques used consisted of the income approach for our previous equity-method investment in RMM and the valuation of other intangible assets, and the cost approach for property, plant, and equipment.
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

Notes (Continued)
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
Acquisition-related costs for the MountainWest Acquisition total $17 million, including $15 million incurred in the nine months ended September 30, 2023, included in Selling, general, and administrative expenses in our Consolidated Statement of Income.
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

Notes (Continued)
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
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and nine months ended September 30, 2024 and 2023, are presented as if the Discovery Acquisition and Gulf Coast Storage Acquisition had been completed on January 1, 2023, and the DJ Basin Acquisitions and MountainWest Acquisition had been completed on January 1, 2022. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)

	Three Months Ended September 30, 2024
	As Reported	Pro Forma Discovery (1)				Pro Forma Combined
	(Millions)
Revenues	$2,653	$9				$2,662
Net income (loss) attributable to The Williams Companies, Inc.	706	(1)				705

	Three Months Ended September 30, 2023
	As Reported	Pro Forma Discovery	Pro Forma Gulf Coast Storage	Pro Forma DJ Basin		Pro Forma Combined
	(Millions)
Revenues	$2,559	$31	$51	$78		$2,719
Net income (loss) attributable to The Williams Companies, Inc.	654	1	12	5		672

	Nine Months Ended September 30, 2024
	As Reported	Pro Forma Discovery (1)				Pro Forma Combined
	(Millions)
Revenues	$7,760	$58				$7,818
Net income (loss) attributable to The Williams Companies, Inc.	1,739	(5)				1,734

	Nine Months Ended September 30, 2023
	As Reported	Pro Forma Discovery	Pro Forma Gulf Coast Storage	Pro Forma DJ Basin	Pro Forma MountainWest (1)	Pro Forma Combined
	(Millions)
Revenues	$8,123	$96	$145	$219	$35	$8,618
Net income (loss) attributable to The Williams Companies, Inc.	2,041	—	47	13	6	2,107

(1)Excludes results from operations acquired in the acquisition for the period beginning on the acquisition date, as these results are included in the amounts as reported.
Sale of Aux Sable Interest
On August 1, 2024, we completed the sale of our equity-method investments in Aux Sable Liquid Products Inc., Aux Sable Liquid Products LP, and Aux Sable Midstream LLC (collectively, “Aux Sable”) in our Northeast G&P segment for total consideration of $161 million. As a result of this sale, we recorded a gain of $149 million in the third quarter of 2024. The gain is reflected in Other investing income (loss) – net in our Consolidated Statement of Income.
Sale of Certain Gulf Coast Liquids Pipelines
On September 29, 2023, we completed the sale of various petrochemical and feedstock pipelines and associated contracts in the Gulf Coast region for $348 million. As a result of this sale, we recorded a gain of $130 million primarily in the third quarter of 2023 in our Transmission & Gulf of Mexico segment. The gain is reflected in Gain on sale of business in our Consolidated Statement of Income. The results of operations for this disposal group, excluding the gain noted, were not significant for the reporting periods.

Notes (Continued)
Note 4 – Revenue Recognition
Revenue by Category
The following table presents our revenue disaggregated by major service line:

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$879	$—	$—	$—	$—	$—	$(20)	$859
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	177	442	422	—	—	(42)	999
Commodity consideration	—	14	1	19	—	—	—	34
Other	3	5	22	4	—	—	(3)	31
Total service revenues	882	196	465	445	—	—	(65)	1,923
Product sales	28	58	26	218	1,005	95	(318)	1,112
Total revenues from contracts with customers	910	254	491	663	1,005	95	(383)	3,035
Other revenues (1)	6	2	11	—	515	8	(1)	541
Other adjustments (2)	—	—	—	—	(1,038)	—	115	(923)
Total revenues	$916	$256	$502	$663	$482	$103	$(269)	$2,653

Three Months Ended September 30, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$841	$—	$—	$—	$—	$—	$(18)	$823
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	121	450	368	—	—	(41)	898
Commodity consideration	—	11	—	34	—	—	—	45
Other	5	2	22	2	—	—	(3)	28
Total service revenues	846	134	472	404	—	—	(62)	1,794
Product sales	35	31	27	112	1,189	117	(244)	1,267
Total revenues from contracts with customers	881	165	499	516	1,189	117	(306)	3,061
Other revenues (1)	5	4	6	17	697	13	(2)	740
Other adjustments (2)	—	—	—	—	(1,328)	—	86	(1,242)
Total revenues	$886	$169	$505	$533	$558	$130	$(222)	$2,559

Notes (Continued)

	Regulated Interstate Transportation & Storage	Gulf of Mexico Midstream & Storage	Northeast Midstream	West Midstream	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,605	$—	$—	$—	$—	$—	$(61)	$2,544
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	480	1,317	1,253	—	—	(117)	2,933
Commodity consideration	—	28	1	53	—	—	—	82
Other	12	20	69	15	—	—	(12)	104
Total service revenues	2,617	528	1,387	1,321	—	—	(190)	5,663
Product sales	75	114	74	657	3,233	289	(884)	3,558
Total revenues from contracts with customers	2,692	642	1,461	1,978	3,233	289	(1,074)	9,221
Other revenues (1)	19	8	33	7	1,685	22	(2)	1,772
Other adjustments (2)	—	—	—	—	(3,575)	—	342	(3,233)
Total revenues	$2,711	$650	$1,494	$1,985	$1,343	$311	$(734)	$7,760

Nine Months Ended September 30, 2023
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,480	$—	$—	$—	$—	$—	$(41)	$2,439
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	—	334	1,334	1,070	—	—	(130)	2,608
Commodity consideration	—	29	3	76	—	—	—	108
Other	14	10	67	8	1	—	(11)	89
Total service revenues	2,494	373	1,404	1,154	1	—	(182)	5,244
Product sales	114	91	104	287	3,519	302	(686)	3,731
Total revenues from contracts with customers	2,608	464	1,508	1,441	3,520	302	(868)	8,975
Other revenues (1)	26	11	20	95	3,240	36	(2)	3,426
Other adjustments (2)	—	—	—	—	(4,566)	—	288	(4,278)
Total revenues	$2,634	$475	$1,528	$1,536	$2,194	$338	$(582)	$8,123
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

Notes (Continued)
Contract Assets
The following table presents a reconciliation of our contract assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Balance at beginning of period	$67	$56	$36	$29
Revenue recognized in excess of amounts invoiced	44	45	125	133
Minimum volume commitments invoiced	(23)	(28)	(73)	(89)
Contract assets acquired	36	—	$36	—
Balance at end of period	$124	$73	$124	$73
Contract Liabilities
The following table presents a reconciliation of our contract liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Balance at beginning of period	$1,064	$1,039	$1,081	$1,043
Payments received and deferred	33	40	150	164
Significant financing component	2	3	6	7
Contract liability acquired (disposed) – net	53	(2)	53	3
Recognized in revenue	(66)	(68)	(204)	(205)
Balance at end of period	$1,086	$1,012	$1,086	$1,012
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
Our remaining performance obligations exclude variable consideration, including contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as billed. Certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2024, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2024, that will be recognized in future periods is also excluded from our remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2024.

	Contract Liabilities	Remaining Performance Obligations
	(Millions)
2024 (three months)	$55	$1,052
2025 (one year)	171	4,069
2026 (one year)	142	3,819
2027 (one year)	131	3,438
2028 (one year)	115	2,716
Thereafter	472	15,980
Total	$1,086	$31,074
Accounts Receivable
The following is a summary of our Trade accounts and other receivables:

	September 30, 2024	December 31, 2023
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,096	$1,292
Receivables from derivatives	155	311
Other accounts receivable	59	52
Trade accounts and other receivables	$1,310	$1,655
Note 5 – Provision (Benefit) for Income Taxes
The Provision (benefit) for income taxes from continuing operations includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Current:
Federal	$11	$10	$65	$10
State	7	7	17	11
	18	17	82	21
Deferred:
Federal	178	169	395	555
State	31	(10)	72	59
	209	159	467	614
Provision (benefit) for income taxes	$227	$176	$549	$635
The effective income tax rates for the total provision (benefit) for the three and nine months ended September 30, 2024 are greater than the federal statutory rate, primarily due to the effect of state income taxes.
The effective income tax rate for the total provision (benefit) for the three months ended September 30, 2023 is less than the federal statutory rate, primarily due to a decrease in our estimate of the deferred state income tax rate.
The effective income tax rate for the total provision (benefit) for the nine months ended September 30, 2023 is greater than the federal statutory rate, primarily due to the effect of state income taxes.

Notes (Continued)
Note 6 – Debt and Banking Arrangements
Issuances
Our senior unsecured public debt issuances for 2024 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
January 5, 2024	March 15, 2029	$1,100	4.900%
January 5, 2024	March 15, 2034	1,000	5.150%
August 13, 2024	November 15, 2029	450	4.800%
August 13, 2024	March 15, 2034	300	5.150%
August 13, 2024	November 15, 2054	750	5.800%
Retirements
Our senior unsecured public debt retirements for 2024 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
March 4, 2024	March 4, 2024	$1,000	4.300%
June 24, 2024	June 24, 2024	1,250	4.550%

Credit Facility

	September 30, 2024
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		12
________________
(1)    In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program.

Commercial Paper Program
At September 30, 2024, no commercial paper was outstanding under our $3.5 billion commercial paper program.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2024:
Measured on a recurring basis:
ARO Trust investments	$295	$295	$295	$—	$—
Commodity derivative assets (1)	132	132	21	62	49
Commodity derivative liabilities (1)	(319)	(319)	—	(317)	(2)
Additional disclosures:
Long-term debt, including current portion	(27,109)	(27,248)	—	(27,248)	—
Guarantees	(36)	(28)	—	(12)	(16)

Assets (liabilities) at December 31, 2023:
Measured on a recurring basis:
ARO Trust investments	$269	$269	$269	$—	$—
Commodity derivative assets (2)	310	310	141	112	57
Commodity derivative liabilities (2)	(285)	(285)	(3)	(278)	(4)
Interest rate derivatives	6	6	—	6	—
Additional disclosures:
Long-term debt, including current portion	(25,713)	(25,553)	—	(25,553)	—
Guarantees	(37)	(28)	—	(12)	(16)

(1)Commodity derivative assets and liabilities exclude $76 million of net cash collateral in Level 1.
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

Notes (Continued)
Commodity derivatives: Commodity derivatives include exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. We also have other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. The fair value amounts are reported on a net basis and reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements and cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions. Commodity derivative assets are reported in Derivative assets and Regulatory assets, deferred charges, and other in our Consolidated Balance Sheet. Commodity derivative liabilities are reported in Derivative liabilities and Regulatory liabilities, deferred income, and other in our Consolidated Balance Sheet. Changes in the fair value of our derivative assets and liabilities are recorded in Net gain (loss) from commodity derivatives and Net processing commodity expenses in our Consolidated Statement of Income. See Note 8 – Commodity Derivatives for additional information on our derivatives.
Interest rate derivatives: At December 31, 2023, we held forward starting interest rate swap agreements with notional amounts totaling $1.15 billion. During the nine months ended September 30, 2024. we entered into additional agreements totaling $650 million of notional value and terminated agreements totaling $1.75 billion of notional value coinciding with issuances of long-term debt (see Note 6 – Debt and Banking Arrangements). At September 30, 2024, we hold interest rate swap agreements with notional amounts totaling $50 million. The fair value of these derivatives is determined using discounted cash flows considering forward interest rates and the terms of the agreements, corroborated by counterparty valuations, and is classified as a Level 2 measurement. We designated these derivatives as cash flow hedges to reduce interest rate exposure on future debt issuances. Gains and losses on these derivative instruments are reflected as a component of AOCI and, after the termination of the swap agreement, are amortized to earnings over the term of the related debt as a component of Interest expense in our Consolidated Statement of Income. These forward starting interest rate swaps are reported in Derivative assets and Derivative liabilities in our Consolidated Balance Sheet.
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Accrued and other current liabilities in our Consolidated Balance Sheet. The maximum potential undiscounted liquidity exposure is approximately $22 million at September 30, 2024. Our exposure declines systematically through the remaining term of WilTel’s obligation.

Notes (Continued)
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
At September 30, 2024, the notional volume of the net long (short) positions for our commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	643,267,898
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(81,249,969)
Basis Risk	Natural Gas	MMBtu	(32,352,683)
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,108,762)
Basis Risk	Natural Gas Liquids	Barrels	(670,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(240,000)

Notes (Continued)
Commodity Derivatives Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	September 30, 2024		December 31, 2023
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$360	$(365)	$623	$(496)
Noncurrent	288	(470)	243	(345)
Total commodity derivatives	$648	$(835)	$866	$(841)
Counterparty and collateral netting offset	(433)	509	(552)	554
Amounts recognized in our Consolidated Balance Sheet	$215	$(326)	$314	$(287)
The pre-tax impacts of commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected in our Consolidated Statement of Income as follows:

	Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(7)	$(8)	$74	$169
Unrealized	12	32	(207)	476
	$5	$24	$(133)	$645

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(2)	$—	$(7)	$(3)
Unrealized	1	(9)	(3)	(43)
	$(1)	$(9)	$(10)	$(46)
Total net gain (loss) from commodity derivatives	$4	$15	$(143)	$599
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
We have specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if our credit ratings are downgraded to non-investment grade status. Under such circumstances, we would need to post collateral to continue transacting business with these counterparties. At September 30, 2024, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $4 million.
We maintain accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, we may be required to deposit cash into these accounts. At September 30, 2024, net cash collateral held on deposit in broker margin accounts was $76 million.

Notes (Continued)
Note 9 – Contingencies
Royalty Matters
Certain of our customers, including Expand Energy Corporation (formerly Chesapeake Energy Corporation or Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. We have also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that we improperly participated with Chesapeake in causing the alleged royalty underpayments. We believe that the claims asserted are subject to indemnity obligations owed to us by Chesapeake, which obligations survived Chesapeake’s bankruptcy proceedings. Prior to its bankruptcy, Chesapeake reached a settlement to resolve substantially all Pennsylvania royalty cases pending. During the pendency of the bankruptcy, that settlement was renegotiated. The settlement applies to both Chesapeake and us and does not require any contribution from us. On August 23, 2021, after referral to the United States District Court for the Southern District of Texas by the bankruptcy court, the court approved the settlement. Two objectors filed an appeal with the United States Court of Appeals for the Fifth Circuit. On June 8, 2023, the Court of Appeals vacated the settlement approval and remanded to the United States District Court for the Southern District of Texas with instructions to dismiss the settlement proceedings for lack of jurisdiction. On August 31, 2023, the bankruptcy court entered an order finding the settlement agreements to be null and void. Certain plaintiffs have filed a notice of dismissal of their claims against Chesapeake that arose prior to February 8, 2021, in the United States District Court for the Middle District of Pennsylvania lawsuits. The notice states that plaintiffs are not releasing their claims against the other defendants, including us, or claims against Chesapeake that arose after February 9, 2021. We continue to believe the claims against us are subject to indemnity obligations owed to us by Chesapeake.
Environmental Matters
We are a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which we currently do not own. We are monitoring these sites in a coordinated effort with other potentially responsible parties, the U.S. Environmental Protection Agency (EPA), or other governmental authorities. We are jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of our subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. As of September 30, 2024, we have accrued liabilities totaling $44 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or our experience with other similar cleanup operations. At September 30, 2024, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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

Notes (Continued)
Continuing operations
Our interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in our identification as a potentially responsible party at various Superfund waste sites. At September 30, 2024, we have accrued liabilities of $12 million for these costs and expect to recover approximately $4 million through rates.
We also accrue environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2024, we have accrued liabilities totaling $7 million for these costs.
Former operations
We have potential obligations in connection with assets and businesses we no longer operate. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At September 30, 2024, we have accrued environmental liabilities of $25 million related to these matters.
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
At September 30, 2024, other than as previously disclosed, we are not aware of any material claims against us involving the above-described indemnities. Any claim for indemnity brought against us in the future may have a material adverse effect on our results of operations in the period in which the claim is made.
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

Notes (Continued)
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
Significant noncash items which are components of Modified EBITDA may include unrealized net gain (loss) from commodity derivatives within Total revenues, unrealized net gain (loss) from commodity derivatives within Net processing commodity expenses for our Gas & NGL Marketing Services segment, charges associated with lower of cost or net realizable value adjustments to our inventory within Product sales and Product costs, and impairments of certain assets within Other (income) expense – net within Operating income (loss).
The following table reflects the reconciliation of Modified EBITDA to Net income (loss) as reported in our Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Modified EBITDA by segment:
Transmission & Gulf of Mexico	$811	$881	$2,448	$2,327
Northeast G&P	476	454	1,461	1,439
West	323	315	968	931
Gas & NGL Marketing Services	11	43	(14)	678
Total reportable segments	1,621	1,693	4,863	5,375
Modified EBITDA of other business activities	58	81	181	196
	1,679	1,774	5,044	5,571
Accretion expense associated with asset retirement obligations for nonregulated operations	(17)	(14)	(56)	(43)
Depreciation and amortization expenses	(566)	(521)	(1,654)	(1,542)
Equity earnings (losses)	147	127	431	434
Other investing income (loss) – net	290	24	332	45
Proportional Modified EBITDA of equity-method investments	(227)	(215)	(693)	(693)
Interest expense	(338)	(314)	(1,026)	(914)
(Provision) benefit for income taxes	(227)	(176)	(549)	(635)
Income (loss) from discontinued operations	—	(1)	—	(88)
Net income (loss)	$741	$684	$1,829	$2,135

Notes (Continued)
The following table reflects the reconciliation of Segment revenues to Total revenues as reported in our Consolidated Statement of Income:

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2024
Segment revenues:
Service revenues
External	$1,049	$473	$385	$—	$4	$—	$1,911
Internal	23	2	41	—	—	(66)	—
Total service revenues	1,072	475	426	—	4	(66)	1,911
Total service revenues – commodity consideration	14	1	19	—	—	—	34
Product sales
External	30	8	47	585	33	—	703
Internal	54	18	171	(104)	62	(201)	—
Total product sales	84	26	218	481	95	(201)	703
Net gain (loss) from commodity derivatives
Realized	—	—	—	(8)	1	—	(7)
Unrealized	—	—	—	9	3	—	12
Total net gain (loss) from commodity derivatives (2)	—	—	—	1	4	—	5
Total revenues	$1,170	$502	$663	$482	$103	$(267)	$2,653

Three Months Ended September 30, 2023
Segment revenues:
Service revenues
External	$953	$473	$340	$—	$4	$—	$1,770
Internal	25	5	34	—	—	(64)	—
Total service revenues	978	478	374	—	4	(64)	1,770
Total service revenues – commodity consideration	11	—	34	—	—	—	45
Product sales
External	35	13	14	619	39	—	720
Internal	28	14	98	(63)	79	(156)	—
Total product sales	63	27	112	556	118	(156)	720
Net gain (loss) from commodity derivatives
Realized	1	—	13	(31)	9	—	(8)
Unrealized	—	—	—	33	(1)	—	32
Total net gain (loss) from commodity derivatives (2)	1	—	13	2	8	—	24
Total revenues	$1,053	$505	$533	$558	$130	$(220)	$2,559

Notes (Continued)

	Transmission & Gulf of Mexico	Northeast G&P	West	Gas & NGL Marketing Services (1)	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2024
Segment revenues:
Service revenues
External	$3,077	$1,410	$1,154	$—	$12	$—	$5,653
Internal	67	9	116	—	—	(192)	—
Total service revenues	3,144	1,419	1,270	—	12	(192)	5,653
Total service revenues – commodity consideration	28	1	53	—	—	—	82
Product sales
External	85	15	153	1,800	105	—	2,158
Internal	100	59	504	(309)	184	(538)	—
Total product sales	185	74	657	1,491	289	(538)	2,158
Net gain (loss) from commodity derivatives
Realized	—	—	5	40	29	—	74
Unrealized	—	—	—	(188)	(19)	—	(207)
Total net gain (loss) from commodity derivatives (2)	—	—	5	(148)	10	—	(133)
Total revenues	$3,357	$1,494	$1,985	$1,343	$311	$(730)	$7,760

Nine Months Ended September 30, 2023
Segment revenues:
Service revenues
External	$2,801	$1,396	$1,002	$1	$12	$—	$5,212
Internal	73	25	86	—	—	(184)	—
Total service revenues	2,874	1,421	1,088	1	12	(184)	5,212
Total service revenues – commodity consideration	29	3	76	—	—	—	108
Product sales
External	116	32	43	1,882	85	—	2,158
Internal	81	72	244	(224)	218	(391)	—
Total product sales	197	104	287	1,658	303	(391)	2,158
Net gain (loss) from commodity derivatives
Realized	2	—	85	41	41	—	169
Unrealized	—	—	—	494	(18)	—	476
Total net gain (loss) from commodity derivatives (2)	2	—	85	535	23	—	645
Total revenues	$3,102	$1,528	$1,536	$2,194	$338	$(575)	$8,123

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
Consistent with the manner in which our chief operating decision maker evaluates performance and allocates resources, our operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of Mexico, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including our upstream operations and corporate activities, are included in Other. Our reportable segments are comprised of the following business activities:
•Transmission & Gulf of Mexico is comprised of our interstate natural gas pipelines, Transco, Northwest Pipeline, and MountainWest, and their related natural gas storage facilities, as well as natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including a 51 percent interest in Gulfstar One, a 50 percent equity-method investment in Gulfstream, and Discovery, a former 60 percent equity-method investment in which we acquired the remaining ownership interest in August 2024 (see Note 3 – Acquisitions and Divestitures). Transmission & Gulf of Mexico also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
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
Dividends
In September 2024, we paid a regular quarterly dividend of $0.4750 per share.
Overview of Nine Months Ended September 30, 2024
Net income (loss) attributable to The Williams Companies, Inc. for the nine months ended September 30, 2024, decreased $302 million compared to the nine months ended September 30, 2023. Further discussion of our results is found in this report in the Results of Operations.
Recent Developments
Transco FERC Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates. In September 2024, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2024, as requested by Transco, and will not be subject to refund. The impact of the rates reflecting a rate decrease is expected to reduce revenues by approximately $1 million per month beginning October 1, 2024.
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
On July 30, 2024, the D.C. Circuit Court of Appeals granted petitions for review of the FERC orders approving the project, vacating such orders and remanding the matter to the FERC for appropriate action. The court’s decision will not be effective until the court has issued its mandate, which is not expected to occur until November 2024 at the earliest. To enable us to continue operating the project facilities and capacity until the FERC issues an order on remand from the court’s decision, on September 6, 2024, we filed an application with the FERC for a temporary certificate.

Management’s Discussion and Analysis (Continued)
Acquisitions and Divestitures
Discovery Acquisition
As of December 31, 2023, we owned a 60 percent interest in Discovery, which we accounted for as an equity-method investment. On August 1, 2024, we closed on the acquisition of the remaining 40 percent interest in Discovery, along with certain other assets, for $170 million cash, subject to working capital and post-closing adjustments. As a result of acquiring this additional interest, we obtained control and now consolidate Discovery. We recognized a $127 million gain on remeasuring our existing equity-method investment to fair value included in Other investing income (loss) – net in our Consolidated Statement of Income in the third quarter of 2024. The purpose of this acquisition was to expand our gathering, processing, and transportation presence in the Gulf of Mexico region. Discovery continues to be reported within our Transmission & Gulf of Mexico segment (see Note 3 – Acquisitions and Divestitures).
Sale of Aux Sable Interest
Also on August 1, 2024, we completed the sale of our equity-method investments in Aux Sable in our Northeast G&P segment for total consideration of $161 million. As a result of this sale, we recorded a gain of $149 million included in Other investing income (loss) – net in our Consolidated Statement of Income in the third quarter of 2024 (see Note 3 – Acquisitions and Divestitures).
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

Management’s Discussion and Analysis (Continued)
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

Management’s Discussion and Analysis (Continued)
Southside Reliability Enhancement
In July 2023, we received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia and North Carolina to delivery points in North Carolina. We placed a portion of the project into service in November 2024. We plan to place the remainder of the project into service by year-end 2024, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 423 Mdth/d.
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
Southeast Supply Enhancement
In October 2024, we filed a certificate application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia, and Alabama. We plan to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,597 Mdth/d.
Gillis West
We plan to file our prior notice application for the project with the FERC in the first quarter of 2025, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. We plan to place the project

Management’s Discussion and Analysis (Continued)
into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.
Overthrust Westbound Compression Expansion
In October 2024, we received approval from the FERC for the project, which involves an expansion of MountainWest’s existing natural gas transmission system to provide incremental firm transportation capacity from multiple receipt points in Wamsutter, Wyoming to a delivery point in Opal, Wyoming. We plan to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 325 Mdth/d.
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
Haynesville Gathering Expansion
In February 2023, we announced our agreement with a third party to facilitate natural gas production growth in the Haynesville basin. We plan to construct a greenfield gathering system in support of the third party’s 26,000-acre dedication. The system, once constructed, will provide natural gas gathering services to the third party. The third party has also agreed to a long-term capacity commitment on our Louisiana Energy Gateway project. This project is expected to go into service in third quarter 2025.

Management’s Discussion and Analysis (Continued)
Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Change*		Nine Months Ended September 30,		Change*
	2024	2023	$	%	2024	2023	$	%
	(Dollars in millions)				(Dollars in millions)
Revenues:
Service revenues	$1,911	$1,770	+141	+8%	$5,653	$5,212	+441	+8%
Product sales and service revenues – commodity consideration	737	765	-28	-4%	2,240	2,266	-26	-1%
Net gain (loss) from commodity derivatives	5	24	-19	-79%	(133)	645	-778	NM
Total revenues	2,653	2,559			7,760	8,123
Costs and expenses:
Product costs and net processing commodity expenses	524	515	-9	-2%	1,496	1,587	+91	+6%
Operating and maintenance expenses	580	522	-58	-11%	1,613	1,466	-147	-10%
Depreciation and amortization expenses	566	521	-45	-9%	1,654	1,542	-112	-7%
Selling, general, and administrative expenses	170	146	-24	-16%	520	483	-37	-8%
Gain on sale of business	—	(130)	-130	-100%	—	(130)	-130	-100%
Other (income) expense – net	(25)	(9)	+16	+178%	(69)	(49)	+20	+41%
Total costs and expenses	1,815	1,565			5,214	4,899
Operating income (loss)	838	994			2,546	3,224
Equity earnings (losses)	147	127	+20	+16%	431	434	-3	-1%
Other investing income (loss) – net	290	24	+266	NM	332	45	+287	NM
Interest expense	(338)	(314)	-24	-8%	(1,026)	(914)	-112	-12%
Other income (expense) – net	31	30	+1	+3%	95	69	+26	+38%
Income (loss) before income taxes	968	861			2,378	2,858
Less: Provision (benefit) for income taxes	227	176	-51	-29%	549	635	+86	+14%
Income (loss) from continuing operations	741	685			1,829	2,223
Income (loss) from discontinued operations	—	(1)	+1	+100%	—	(88)	+88	+100%
Net income (loss)	741	684			1,829	2,135
Less: Net income attributable to noncontrolling interests	35	30	-5	-17%	90	94	+4	+4%
Net income (loss) attributable to The Williams Companies, Inc.	$706	$654	+52	+8%	$1,739	$2,041	-302	-15%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Service revenues increased primarily due to higher volumes from the November 2023 DJ Basin Acquisitions at our West segment and the January 2024 Gulf Coast Storage and the August 2024 Discovery Acquisitions at our Transmission & Gulf of Mexico segment (see Note 3 – Acquisitions and Divestitures), and higher revenues associated with an expansion project at our Transmission & Gulf of Mexico segment; partially offset by lower gathering volumes at our West and Northeast G&P segments.
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
The Product sales and service revenues – commodity consideration decrease primarily consists of:
•Lower product sales from our upstream operations at Other;
•Lower equity NGL sales and commodity consideration revenues associated with our NGL production activity primarily at our West segment;
•Lower system management gas sales primarily at our Transmission & Gulf of Mexico segment; partially offset by
•Higher marketing sales activities primarily at our West segment; partially offset by lower marketing activities related to NGLs at our Gas & NGL Marketing Services segment.
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
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher marketing activities primarily at our West segment; partially offset by lower marketing activities primarily related to NGLs at our Gas & NGL Marketing Services segment; partially offset by
•Lower shrink natural gas purchases and commodity consideration costs associated with our equity NGL production activities primarily at our West segment;
•Lower system management gas purchases primarily at our Transmission & Gulf of Mexico segment.
Operating and maintenance expenses increased primarily due to employee-related costs, including the impact of a change in a payroll policy; and operating costs of the assets acquired at our West and Transmission & Gulf of Mexico segments.

Management’s Discussion and Analysis (Continued)
Depreciation and amortization expenses increased primarily related to assets acquired at our West and Transmission & Gulf of Mexico segments.
Selling, general, and administrative expenses increased primarily due to employee-related costs, including the impact of a change in a payroll policy.
Gain on sale of business reflects a gain from the sale of certain liquids pipelines in our Transmission & Gulf of Mexico segment in 2023 (see Note 3 – Acquisitions and Divestitures).
Other (income) expense – net within Operating income (loss) includes lower project feasibility costs at our Transmission & Gulf of Mexico segment.
Equity earnings (losses) changed favorably primarily due to the absence of our share of a loss contingency accrual in 2023 at Aux Sable, partially offset by the impacts of the sale of our interests in Aux Sable and the consolidations of RMM and Discovery following our acquisitions of the remaining ownership interests (see Note 3 – Acquisitions and Divestitures).
Other investing income (loss) – net includes a $149 million gain on the sale of our interests in Aux Sable and a $127 million gain on remeasurement of our existing equity-method investment associated with the purchase of the remaining interest in Discovery.
The increase in Interest expense was primarily due to our 2023 and 2024 debt issuances, and imputed interest on deferred consideration obligations related to our DJ Basin and Gulf Coast Storage Acquisitions, partially offset by 2023 and 2024 debt retirements (see Note 6 – Debt and Banking Arrangements).
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income and the absence of a benefit associated with decreases in our estimate of the state deferred income tax rate in 2023. See Note 5 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Service revenues increased primarily due to higher volumes from the November 2023 DJ Basin Acquisitions at our West segment and the January 2024 Gulf Coast Storage, February 2023 MountainWest and August 2024 Discovery Acquisitions at our Transmission & Gulf of Mexico segment, and higher revenues associated with an expansion project at our Transmission & Gulf of Mexico segment, partially offset by lower gathering volumes at our West and Northeast G&P segments and the September 2023 sale of certain liquids pipelines at our Transmission & Gulf of Mexico segment.
The Product sales and service revenues – commodity consideration decrease primarily consists of:
•Lower system management gas sales primarily at our Transmission & Gulf of Mexico segment;
•Lower equity NGL sales and commodity consideration revenues associated with our NGL production activity primarily at our West segment;
•Lower product sales from upstream operations at Other; partially offset by
•Higher marketing sales activities primarily at our West segment; partially offset by lower marketing sales activities primarily related to NGLs at our Gas & NGL Marketing Services segment. Net natural gas marketing sales were impacted by lower net prices, higher storage costs, and a favorable change in lower of cost or net realizable inventory adjustments.

Management’s Discussion and Analysis (Continued)
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in our Gas & NGL Marketing Services and West segments, and at Other.
The Product costs and net processing commodity expenses decrease primarily consists of:
•Lower shrink natural gas purchases and commodity consideration costs associated with our equity NGL production activities primarily at our West segment;
•Lower system management gas purchases primarily at our Transmission & Gulf of Mexico segment; partially offset by
•Higher marketing activities primarily at our West segment; partially offset by lower marketing activities primarily related to NGLs at our Gas & NGL Marketing Services segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at our West and Transmission & Gulf of Mexico segments; as well as unfavorable changes in employee-related costs, including the impact of a change in a payroll policy; and our net imbalance liability due to changes in pricing.
Depreciation and amortization expenses increased primarily related to the assets acquired at our West and Transmission & Gulf of Mexico segments. The increase is partially offset by lower amortization of intangibles related to our 2021 Sequent Acquisition.
Selling, general, and administrative expenses increased primarily due to employee-related costs, including the impact of a change in a payroll policy.
Gain on sale of business reflects a gain from the sale of certain liquids pipelines in our Transmission & Gulf of Mexico segment in 2023, as previously discussed.
Other (income) expense – net within Operating income (loss) includes lower project feasibility costs at our Transmission & Gulf of Mexico segment.
Equity earnings (losses) changed unfavorably primarily due to the impacts of the consolidation of RMM and Discovery and the sale of our interests in Aux Sable, partially offset by the absence of our share of a loss contingency accrual in 2023 at Aux Sable, as previously discussed, and favorable results at OPPL.
Other investing income (loss) – net includes gains on the sale of our interests in Aux Sable and associated with the purchase of the remaining interest in Discovery, as previously discussed.
The increase in Interest expense was primarily due to our 2023 and 2024 debt issuances, and imputed interest on deferred consideration obligations related to our DJ Basin and Gulf Coast Storage Acquisitions, partially offset by 2023 and 2024 debt retirements.
The favorable change in Other income (expense) – net below Operating income (loss) includes an increase in equity allowance for funds used during construction (equity AFUDC) at our Transmission & Gulf of Mexico segment.
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $116 million to increase the accrued liability associated with our Alaska refinery contamination litigation, partially offset by the related income tax effect.

Management’s Discussion and Analysis (Continued)
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
Transmission & Gulf of Mexico

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$1,072	$978	$3,144	$2,874
Product sales and service revenues – commodity consideration (1)	98	74	213	226
Net realized gain (loss) from commodity derivatives (1)	—	1	—	2
Segment revenues	1,170	1,053	3,357	3,102

Product costs and net processing commodity expenses (1)	(87)	(68)	(188)	(203)
Other segment costs and expenses	(313)	(286)	(857)	(855)
Gain on sale of business	—	130	—	130
Proportional Modified EBITDA of equity-method investments	41	52	136	153
Transmission & Gulf of Mexico Modified EBITDA	$811	$881	$2,448	$2,327

Commodity margins	$11	$7	$25	$25
_______________
(1)Included as a component of Commodity margins.
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Transmission & Gulf of Mexico Modified EBITDA decreased primarily due to the absence of a Gain on sale of business and higher Other segment costs and expenses, partially offset by higher Service revenues.
Service revenues increased primarily due to:
•A $57 million increase due to the acquisition of Gulf Coast Storage assets in January 2024 primarily in storage revenues (see Note 3 – Acquisitions and Divestitures);
•A $36 million increase in Transco’s revenues associated with the Regional Energy Access expansion project placed partially in-service in the fourth quarter of 2023 and full in-service in August 2024;
•A $13 million increase primarily in gathering and transportation revenues at Discovery due to the acquisition in August 2024 (see Note 3 – Acquisitions and Divestitures); partially offset by
•A $14 million decrease due to the sale of certain liquids pipelines in the Gulf Coast region in September 2023 primarily in transportation revenues (see Note 3 – Acquisitions and Divestitures);
•A $6 million decrease in the Eastern Gulf region primarily due to weather-related events and ongoing producer operational issues at Gulfstar One in the Gunflint field, partially offset by higher primarily production handling volumes from a new well at Gulfstar One in the Pickerel field.

Management’s Discussion and Analysis (Continued)
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including higher operating costs related to our Gulf Coast Storage and Discovery Acquisitions and higher employee-related costs, including the impact of a change in a payroll policy; partially offset by lower operating costs related to the sale of certain liquids pipelines in the Gulf Coast region; partially offset by
•Lower project feasibility costs.
Gain on sale of business reflects a gain recognized on the sale of certain liquids pipelines in the Gulf Coast region in September 2023 (see Note 3 – Acquisitions and Divestitures).
Proportional Modified EBITDA of equity-method investments decreased due to lower proportional results as Discovery was consolidated following our acquisition of the remaining ownership interest in August 2024.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Transmission & Gulf of Mexico Modified EBITDA increased primarily due to higher Service revenues, partially offset by the absence of a Gain on sale of business.
Service revenues increased primarily due to:
•A $165 million increase due to the acquisition of Gulf Coast Storage assets primarily in storage revenues;
•A $76 million increase in Transco’s revenues associated with the Regional Energy Access expansion project;
•A $37 million increase in primarily transportation and storage revenues at MountainWest primarily due to the acquisition in February 2023 (see Note 3 – Acquisitions and Divestitures);
•A $16 million increase in NorTex’s revenues primarily associated with higher storage rates;
•A $13 million increase primarily in gathering and transportation revenues at Discovery due to the acquisition; partially offset by
•A $39 million decrease due to the sale of certain liquids pipelines in the Gulf Coast region primarily in transportation revenues;
•A $19 million decrease in the Eastern Gulf region primarily due to shut-ins for weather-related events and producer operational issues at Gulfstar One in the Gunflint and Tubular Bells fields, partially offset by higher primarily production handling volumes from a new well at Gulfstar One in the Pickerel field.
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including higher operating, acquisition and transition costs related to our Gulf Coast Storage, Discovery, and MountainWest Acquisitions; higher employee-related costs, including the impact of a change in a payroll policy; partially offset by significantly lower acquisition and transition costs related to our MountainWest Acquisition and lower operating costs related to the sale of certain liquids pipelines in the Gulf Coast region; partially offset by
•Lower project feasibility costs;
•A favorable change in equity AFUDC primarily as a result of increased capital expenditures at Transco;
•A favorable change in the deferral of ARO-related depreciation at Transco.

Management’s Discussion and Analysis (Continued)
Gain on sale of business reflects a gain recognized on the sale of certain liquids pipelines in the Gulf Coast region in 2023, as previously discussed.
Proportional Modified EBITDA of equity-method investments decreased due to lower proportional results as Discovery was consolidated, as previously discussed.
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$475	$478	$1,419	$1,421
Product sales and service revenues – commodity consideration (1)	27	27	75	107
Segment revenues	502	505	1,494	1,528

Product costs and net processing commodity expenses (1)	(19)	(20)	(56)	(96)
Other segment costs and expenses	(156)	(150)	(436)	(414)
Proportional Modified EBITDA of equity-method investments	149	119	459	421
Northeast G&P Modified EBITDA	$476	$454	$1,461	$1,439

Commodity margins	$8	$7	$19	$11

(1)Included as a component of Commodity margins.
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Northeast G&P Modified EBITDA increased primarily due to higher Proportional Modified EBITDA of equity-method investments.
Service revenues decreased primarily due to:
•A $20 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes partially offset by escalated rates; partially offset by
•An $11 million increase in revenues at the Northeast JV primarily related to higher gathering and processing volumes and rates.
Other segment costs and expenses increased primarily due to higher employee-related costs, including the impact of a change in a payroll policy.
Proportional Modified EBITDA of equity-method investments increased at Aux Sable Liquid Products LP primarily due to the absence of our $31 million share of a loss contingency accrual related to our 14 percent ownership in the third quarter of 2023, partially offset by the sale of our investment in Aux Sable Liquid Products LP in the third quarter of 2024. Additionally, Appalachia Midstream Investments increased primarily driven by higher gathering rates partially offset by lower volumes and higher expenses.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Northeast G&P Modified EBITDA increased primarily due to higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)
Service revenues decreased primarily due to:
•A $15 million decrease in gathering revenues in the Utica Shale region primarily related to lower volumes at Flint and Cardinal partially offset by escalated rates;
•A $9 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes partially offset by escalated rates; partially offset by
•A $12 million increase in joint venture operating fees primarily related to assuming operatorship of Blue Racer effective January 1, 2024 (which is significantly offset by higher Other segment costs and expenses discussed below).
Other segment costs and expenses increased primarily due to higher employee-related costs, including the impact of a change in a payroll policy, as well as increased support costs related to assuming operatorship of Blue Racer effective January 1, 2024 (substantially offset by higher Service revenues discussed above).
Proportional Modified EBITDA of equity-method investments increased at Aux Sable Liquid Products LP primarily due to the absence of our $31 million share of a loss contingency accrual related to our 14 percent ownership in the third quarter of 2023, as well as the terms of the new product marketing agreement, partially offset by the sale of our investment in Aux Sable Liquid Products LP in the third quarter of 2024. Additionally, Appalachia Midstream Investments increased primarily driven by higher gathering rates partially offset by lower volumes at the Bradford Supply Hub and higher expenses.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$426	$374	$1,270	$1,088
Product sales and service revenues – commodity consideration (1)	237	146	710	363

Net realized gain (loss) from commodity derivatives relating to service revenues	—	12	10	80
Net realized gain (loss) from commodity derivatives relating to product sales (1)	—	1	(5)	5
Net realized gain (loss) from commodity derivatives	—	13	5	85

Segment revenues	663	533	1,985	1,536

Product costs and net processing commodity expenses (1)	(210)	(126)	(636)	(353)
Other segment costs and expenses	(165)	(137)	(477)	(373)
Proportional Modified EBITDA of equity-method investments	35	45	96	121
West Modified EBITDA	$323	$315	$968	$931

Commodity margins	$27	$21	$69	$15
________________
(1)    Included as a component of Commodity margins.

Management’s Discussion and Analysis (Continued)
Three months ended September 30, 2024 vs. three months ended September 30, 2023
West Modified EBITDA increased primarily due to higher Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses, an unfavorable change in Net realized gain (loss) from commodity derivatives relating to service revenues, and lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $76 million increase in the DJ Basin region associated with the DJ Basin Acquisitions in November 2023 (see Note 3 – Acquisitions and Divestitures);
•A $7 million increase in our other NGL operations primarily associated with higher transportation revenue due to higher volumes; partially offset by
•A $16 million decrease in the Haynesville Shale region primarily associated with lower gathering volumes from decreased producer activity;
•An $8 million decrease in the Barnett Shale region primarily due to lower gathering volumes as well as lower gathering rates driven by unfavorable commodity pricing;
•A $7 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenues.
Net realized gain (loss) from commodity derivatives relating to service revenues is unfavorable due to the absence of realized hedge positions in third-quarter 2024.
Commodity margins increased $6 million primarily driven by higher marketing margins associated with the DJ Basin Acquisitions.
Other segment costs and expenses increased primarily due to higher operating expenses including those resulting from the DJ Basin Acquisitions and the impact of a change in a payroll policy.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as RMM was consolidated following our acquisition of the remaining ownership interest on November 30, 2023, partially offset by higher volumes at OPPL.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
West Modified EBITDA increased primarily due higher Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses, an unfavorable change in Net realized gain (loss) from commodity derivatives relating to service revenues, and lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $216 million increase in the DJ Basin region associated with the DJ Basin Acquisitions in November 2023, as previously discussed;
•A $27 million increase in our other NGL operations associated with higher transportation and fractionation revenue due to higher volumes and higher storage fees primarily due to a new contract;
•A $17 million increase in the Wamsutter region primarily associated with higher gathering volumes from increased producer activity as well as higher volumes associated with the absence of weather-related events in first-quarter 2023; partially offset by
•A $32 million decrease in the Haynesville Shale region primarily due to lower gathering volumes from decreased producer activity, partially offset by higher gathering rates;

Management’s Discussion and Analysis (Continued)
•A $25 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenues as well as lower gathering volumes;
•A $22 million decrease in the Barnett Shale region primarily due to lower gathering rates driven by unfavorable commodity pricing and lower gathering volumes.
Net realized gain (loss) from commodity derivatives relating to service revenues reflects an unfavorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins increased $54 million primarily due to $30 million higher margins associated with the DJ Basin Acquisitions. Margins also increased $19 million from our equity NGLs due to lower net realized prices for natural gas purchases and lower volumes of natural gas purchased both associated with our equity NGL production activities; partially offset by lower volumes of equity NGL sold and lower net realized NGL sales prices.
Other segment costs and expenses increased primarily due to higher operating and employee-related expenses including those resulting from the DJ Basin Acquisitions, the impact of a change in a payroll policy, the absence of favorable contract settlements in first-quarter 2023, and an unfavorable change in our net imbalance liability due to changes in pricing.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as RMM was consolidated on November 30, 2023 as previously discussed, partially offset by higher volumes at OPPL.
Gas & NGL Marketing Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$—	$—	$—	$1
Product sales (1)	481	556	1,491	1,658

Net realized gain (loss) from commodity derivative instruments (1)	(8)	(31)	40	41
Net unrealized gain (loss) from commodity derivative instruments	9	33	(188)	494
Net gain (loss) from commodity derivatives	1	2	(148)	535

Segment revenues	482	558	1,343	2,194
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	1	(9)	(3)	(43)
Product costs (1)	(450)	(487)	(1,269)	(1,398)
Other segment costs and expenses	(22)	(19)	(85)	(75)
Gas & NGL Marketing Services Modified EBITDA	$11	$43	$(14)	$678

Commodity margins	$23	$38	$262	$301
________________
(1)    Included as a component of Commodity margins.
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments and lower Commodity margins.

Management’s Discussion and Analysis (Continued)
Commodity margins decreased $15 million primarily due to a $17 million decrease in our NGL marketing margins including an unfavorable change in net realized gains and losses on sale of inventory in 2024 compared to 2023 driven by unfavorable changes in non-ethane prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2023 is primarily due to a change in forward commodity prices relative to our hedge positions in 2024 compared to 2023.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments and lower Commodity margins.
Commodity margins decreased $39 million primarily due to:
•A $27 million decrease in our natural gas marketing margins including $19 million of lower natural gas storage marketing margins primarily driven by less favorable realized derivative gains and higher storage fees, partially offset by a favorable change of $13 million in lower cost or net realizable value inventory adjustment. The decrease in our natural gas marketing margins also includes $8 million of lower natural gas transportation capacity marketing margins due to less favorable net realized pricing spreads;
•A $12 million decrease in our NGL marketing margins including an unfavorable change in net realized gains and losses on sale of inventory in 2024 compared to 2023 driven by unfavorable changes in non-ethane prices.
The change in Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses from 2023 is primarily due to a change in forward commodity prices relative to our hedge positions in 2024 compared to 2023.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Millions)
Service revenues	$4	$4	$12	$12
Product sales (1)	95	118	289	303

Net realized gain (loss) from derivative instruments (1)	1	9	29	41
Net unrealized gain (loss) from derivative instruments	3	(1)	(19)	(18)
Net gain (loss) from commodity derivatives	4	8	10	23

Segment revenues	103	130	311	338

Other segment costs and expenses	(47)	(48)	(132)	(140)
Proportional Modified EBITDA of equity-method investments	2	(1)	2	(2)
Modified EBITDA of other business activities	$58	$81	$181	$196

Net realized product sales	$96	$127	$318	$344
________________
(1)    Included as a component of Net realized product sales.

Management’s Discussion and Analysis (Continued)
Three months ended September 30, 2024 vs. three months ended September 30, 2023
Modified EBITDA of other business activities decreased primarily due to:
•A $31 million decrease in Net realized product sales from our upstream operations primarily due to lower net realized commodity prices and lower production volumes.
Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
Modified EBITDA of other business activities decreased primarily due to:
•A $26 million decrease in Net realized product sales from our upstream operations primarily due to lower net realized commodity prices and lower volumes associated with our South Mansfield production in the Haynesville Shale region, partially offset by higher production volumes associated with our Wamsutter region production.

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
On November 1, 2024, we paid the remaining $651 million of the RMM purchase price obligation (see Note 3 – Acquisitions and Divestitures).
On August 1, 2024, we completed the Discovery Acquisition for $170 million. Also, on August 1, 2024, we completed the sale of certain equity-method investments for $161 million (see Note 3 – Acquisitions and Divestitures).
On January 3, 2024, we completed the Gulf Coast Storage Acquisition for $1.95 billion (see Note 3 – Acquisitions and Divestitures).
Our long-term debt activity during the first nine months of 2024 included issuing $3.6 billion of new debt and retiring $2.25 billion of existing debt (see Note 6 – Debt and Banking Arrangements).
As of September 30, 2024, we have approximately $2.284 billion of long-term debt due within one year. Our potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
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

Management’s Discussion and Analysis (Continued)
As of September 30, 2024, we have approximately $24.8 billion of long-term debt due after one year. Our potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, our credit facility, or our commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with our planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of September 30, 2024, we had a working capital deficit of $2.021 billion, including cash and cash equivalents and long-term debt due within one year. Our available liquidity is as follows:

Available Liquidity	September 30, 2024
(Millions)
Cash and cash equivalents	$762
Capacity available under our $3.75 billion credit facility, less amounts outstanding under our $3.5 billion commercial paper program (1)	3,750
$4,512
__________
(1)In managing our available liquidity, we do not expect a maximum outstanding amount in excess of the capacity of our credit facility inclusive of any outstanding amounts under our commercial paper program. We had no Commercial paper outstanding as of September 30, 2024. Through September 30, 2024, the highest amount outstanding under our commercial paper program and credit facility during 2024 was $730 million. We expect to be in compliance with the financial covenants associated with our credit facility for the September 30, 2024, reporting period.
Dividends
We increased our regular quarterly cash dividend to common stockholders by approximately 6.1 percent from the $0.4475 per share paid in each quarter of 2023, to $0.4750 per share paid in the first three quarters of 2024.
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

Management’s Discussion and Analysis (Continued)
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Consolidated Statement of Cash Flows (see Notes to Consolidated Financial Statements for the Notes referenced in the table):

	Cash Flow	Nine Months Ended September 30,
	Category	2024	2023
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$3,756	$4,125
Proceeds from long-term debt	Financing	3,594	2,754
Proceeds from sale of business (Note 3)	Investing	—	348
Proceeds from dispositions of equity-method investments (Note 3)	Investing	161	—

Uses of cash and cash equivalents:
Payments of long-term debt	Financing	(2,286)	(21)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1,995)	(1,024)
Common dividends paid	Financing	(1,737)	(1,635)
Capital expenditures	Investing	(1,805)	(1,845)
Dividends and distributions paid to noncontrolling interests	Financing	(178)	(174)
Proceeds from (payments of) commercial paper – net	Financing	(723)	(352)
Purchases of and contributions to equity-method investments	Investing	(101)	(80)
Purchases of treasury stock	Financing	—	(130)

Other sources / (uses) – net	Financing and Investing	(74)	(44)
Increase (decrease) in cash and cash equivalents		$(1,388)	$1,922
Operating activities
The factors that determine operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments, Gain on sale of business, Gain on disposition of equity-method investments, Gain on consolidation of equity-method investments, Inventory write-downs, and Amortization of stock-based awards.
Our Net cash provided (used) by operating activities for the nine months ended September 30, 2024, decreased from the same period in 2023 primarily due to unfavorable changes in margin requirements and net operating working capital, partially offset by higher operating income (excluding non-cash items previously discussed).

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
The maturities of our commodity derivative contracts at September 30, 2024, were as follows:

	Total Fair Value	Maturity
Fair Value Measurements of Assets (Liabilities) Using (1)		2024	2025 - 2026	2027 - 2028+
	(Millions)
Level 1 (2)	$21	$9	$22	$(10)
Level 2	(255)	(8)	(104)	(143)
Level 3	47	2	14	31
Fair value of contracts outstanding at September 30, 2024	$(187)	$3	$(68)	$(122)
_______________
(1)See Note 7 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 8 – Commodity Derivatives for the amount of change in fair value recognized in our Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $76 million of net cash collateral in Level 1.
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
The VaR associated with our integrated natural gas trading operations was $4 million at September 30, 2024 and $9 million at December 31, 2023. We had the following VaRs for the period shown:

Nine Months Ended September 30, 2024
(Millions)
Average	$3
High	$15
Low	$1
Our non-trading portfolio primarily consists of commodity derivatives that hedge our upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $5 million at September 30, 2024 and $3 million at December 31, 2023. We had the following VaRs for the period shown:

Nine Months Ended September 30, 2024
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

As disclosed in Note 3 – Acquisitions and Divestitures, we acquired Hartree as part of the Gulf Coast Storage Acquisition on January 3, 2024. Hartree’s total revenues constituted approximately 2 percent of total revenues as shown in our consolidated financial statements for the nine months ended September 30, 2024. Hartree’s total assets constituted approximately 4 percent of total assets as shown in our consolidated financial statements as of September 30, 2024. We also acquired Cureton on November 30, 2023, and its total revenues constituted approximately 3 percent of total revenues as shown in our consolidated financial statements for the nine months ended September 30, 2024. Cureton’s total assets constituted approximately 1 percent of total assets as shown in our consolidated financial statements as of September 30, 2024. We excluded Hartree’s and Cureton’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our Internal Control over Financial Reporting.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$1,360,938,325
August 1 - August 31, 2024	—	$—	—	$1,360,938,325
September 1 - September 30, 2024	—	$—	—	$1,360,938,325
Total	—		—

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
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
November 6, 2024