Form 10-Q
period 2025-03-31
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2025-05-05
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The Williams Companies, Inc.	☐
Transcontinental Gas Pipe Line Company, LLC	☐
Northwest Pipeline LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

The Williams Companies, Inc.	Yes	☐	No	☑
Transcontinental Gas Pipe Line Company, LLC	Yes	☐	No	☑
Northwest Pipeline LLC	Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

May 1, 2025
The Williams Companies, Inc.	1,221,006,379
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
Both Transcontinental Gas Pipe Line Company, LLC and Northwest Pipeline LLC meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10‑Q and are therefore filing this Form 10‑Q with the reduced disclosure format specified in General Instructions H(2)(a), (b), and (c) of Form 10‑Q.
This combined Form 10‑Q is separately filed by The Williams Companies, Inc., Transcontinental Gas Pipe Line Company, LLC, and Northwest Pipeline LLC. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

FORM 10-Q

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
Because forward-looking statements involve risks and uncertainties, Williams, Transco, and NWP caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, as may be supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10‑Q.

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
EBITDA: Earnings before interest, taxes, depreciation, depletion, and amortization
Fractionation: The process by which a mixed stream of natural gas liquids is separated into constituent products, such as ethane, propane, and butane
GAAP: U.S. generally accepted accounting principles
LNG: Liquefied natural gas; natural gas which has been liquefied at cryogenic temperatures
MVC: Minimum volume commitments
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

PART I
Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions, except per-share amounts)
Revenues:
Service revenues	$2,003	$1,905
Service revenues – commodity consideration	49	30
Product sales	1,058	845
Net gain (loss) from commodity derivatives	(62)	(9)
Total revenues	3,048	2,771
Costs and expenses:
Product costs	615	526
Net processing commodity expenses	28	5
Operating and maintenance expenses	542	511
Depreciation, depletion, and amortization expenses	585	548
Selling, general, and administrative expenses	194	186
Other (income) expense – net	(10)	(17)
Total costs and expenses	1,954	1,759
Operating income (loss)	1,094	1,012
Equity earnings (losses)	155	137
Other investing income (loss) – net	8	24
Interest expense	(349)	(349)
Other income (expense) – net	14	31
Income (loss) before income taxes	922	855
Less: Provision (benefit) for income taxes	193	193
Net income (loss)	729	662
Less: Net income (loss) attributable to noncontrolling interests	38	30
Net income (loss) attributable to The Williams Companies, Inc.	691	632
Less: Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$690	$631
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.57	$.52
Weighted-average shares (thousands)	1,220,661	1,218,155
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.56	$.52
Weighted-average shares (thousands)	1,224,641	1,222,222
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
Net income (loss)	$729	$662
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $— in 2025 and $(3) in 2024	1	11
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— in 2025 and $— in 2024	(1)	(1)
Other comprehensive income (loss)	—	10
Comprehensive income (loss)	729	672
Less: Comprehensive income (loss) attributable to noncontrolling interests	38	30
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$691	$642
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2025	2024
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$100	$60
Trade accounts and other receivables (net of allowance of ($1) at March 31, 2025 and December 31, 2024)	1,781	1,863
Inventories	249	279
Derivative assets	181	267
Other current assets and deferred charges	224	192
Total current assets	2,535	2,661
Investments	4,300	4,140
Property, plant, and equipment	58,313	57,395
Accumulated depreciation, depletion, and amortization	(19,158)	(18,703)
Property, plant, and equipment – net	39,155	38,692
Intangible assets – net of accumulated amortization	7,115	7,209
Regulatory assets, deferred charges, and other	1,819	1,830
Total assets	$54,924	$54,532

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,551	$1,613
Derivative liabilities	137	164
Other current liabilities	1,289	1,360
Commercial paper	322	455
Long-term debt due within one year	2,967	1,720
Total current liabilities	6,266	5,312
Long-term debt	24,122	24,736
Deferred income tax liabilities	4,482	4,376
Regulatory liabilities, deferred income, and other	5,189	5,268
Contingent liabilities and commitments (Note 10)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at March 31, 2025 and December 31, 2024; 35 thousand shares issued at March 31, 2025 and December 31, 2024)	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2025 and December 31, 2024; 1,260 million shares issued at March 31, 2025 and 1,258 million shares issued at December 31, 2024)	1,260	1,258
Capital in excess of par value	24,616	24,643
Retained deficit	(12,320)	(12,396)
Accumulated other comprehensive income (loss)	76	76
Treasury stock, at cost (39 million shares at March 31, 2025 and December 31, 2024 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,487	12,436
Noncontrolling interests in consolidated subsidiaries	2,378	2,404
Total equity	14,865	14,840
Total liabilities and equity	$54,924	$54,532
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2024	35	1,258	24,643	(12,396)	76	(1,180)	12,436	2,404	14,840
Net income (loss)	—	—	—	691	—	—	691	38	729
Cash dividends – common stock ($0.50 per share)	—	—	—	(610)	—	—	(610)	—	(610)
Stock-based compensation and related common stock issuances, net of tax	—	2	(27)	—	—	—	(25)	—	(25)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Other	—	—	—	(5)	—	—	(5)	—	(5)
Net increase (decrease) in equity	—	2	(27)	76	—	—	51	(26)	25
Balance at March 31, 2025	$35	$1,260	$24,616	$(12,320)	$76	$(1,180)	$12,487	$2,378	$14,865

Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	632	—	—	632	30	662
Other comprehensive income (loss)	—	—	—	—	10	—	10	—	10
Cash dividends – common stock ($0.4750 per share)	—	—	—	(579)	—	—	(579)	—	(579)
Stock-based compensation and related common stock issuances, net of tax	—	2	(14)	—	—	—	(12)	—	(12)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(64)	(64)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	26	26
Other	—	—	—	(4)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	2	(14)	49	10	—	47	(8)	39
Balance at March 31, 2024	$35	$1,258	$24,564	$(12,238)	$10	$(1,180)	$12,449	$2,481	$14,930

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$729	$662
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	585	548
Provision (benefit) for deferred income taxes	107	152
Equity (earnings) losses	(155)	(137)
Distributions from equity-method investees	158	188
Net unrealized (gain) loss from commodity derivative instruments	32	92
Inventory write-downs	1	4
Amortization of stock-based awards	30	24
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	82	314
Inventories	28	34
Other current assets and deferred charges	(40)	9
Accounts payable	(29)	(309)
Other current liabilities	(70)	(218)
Changes in current and noncurrent commodity derivative assets and liabilities	4	(68)
Other, including changes in noncurrent assets and liabilities	(29)	(61)
Net cash provided (used) by operating activities	1,433	1,234
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(132)	(723)
Proceeds from long-term debt	1,497	2,099
Payments of long-term debt	(853)	(1,012)
Payments for debt issuance costs	(12)	(16)
Proceeds from issuance of common stock	5	5
Common dividends paid	(610)	(579)
Dividends and distributions paid to noncontrolling interests	(69)	(64)
Contributions from noncontrolling interests	5	26
Other – net	(54)	(17)
Net cash provided (used) by financing activities	(223)	(281)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,012)	(544)
Dispositions – net	—	5
Purchases of businesses, net of cash acquired (Note 3)	(1)	(1,851)
Purchases of and contributions to equity-method investments	(163)	(52)
Other – net	6	6
Net cash provided (used) by investing activities	(1,170)	(2,436)
Increase (decrease) in cash and cash equivalents	40	(1,483)
Cash and cash equivalents at beginning of year	60	2,150
Cash and cash equivalents at end of period	$100	$667
_________
(1) Increases to property, plant, and equipment	$(978)	$(509)
Changes in related accounts payable and accrued liabilities	(34)	(35)
Capital expenditures	$(1,012)	$(544)
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$690	$652
Natural gas storage service revenues	55	48
Natural gas product sales	18	24
Other service revenues	7	8
Total revenues	770	732

Costs and expenses:
Natural gas product costs	18	24
Operating and maintenance expenses	124	120
Selling, general, and administrative expenses	57	51
Depreciation and amortization expenses	149	134
Taxes, other than income taxes	30	28
Other (income) expense – net	6	(15)
Total costs and expenses	384	342

Operating income (loss)	386	390

Interest expense	(81)	(81)
Interest income	8	18
Allowance for equity and borrowed funds used during construction (AFUDC)	9	23
Other income (expense) – net	(1)	(2)

Net income (loss)	$321	$348

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	March 31,	December 31,
	2025	2024
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	567	638
Trade	269	250
Affiliates	7	24
Other	10	12
Inventories	90	81
Regulatory assets	122	74
Other current assets and deferred charges	24	24
Total current assets	1,089	1,103

Property, plant and equipment	20,222	20,044
Accumulated depreciation and amortization	(6,119)	(5,941)
Property, plant, and equipment – net	14,103	14,103
Regulatory assets	276	320
Deferred charges and other	430	405
Total assets	$15,898	$15,931

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$182	$258
Affiliates	51	55
Regulatory liabilities	65	58
Other current liabilities	181	181
Asset retirement obligations	58	22
Long-term debt due within one year	1,034	35
Total current liabilities	1,571	609
Long-term debt	4,195	5,200
Regulatory liabilities	929	976
Asset retirement obligations	560	593
Deferred income and other	263	248
Contingent liabilities and commitments (Note 10)

Member’s equity:
Member’s capital	5,088	5,088
Retained earnings	3,292	3,217
Total member’s equity	8,380	8,305
Total liabilities and member’s equity	$15,898	$15,931
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
Member’s Capital:
Balance at beginning and end of period	$5,088	$5,088
Retained Earnings:
Balance at beginning of period	3,217	3,049
Net income	321	348
Cash distributions to parent	(246)	(320)
Balance at end of period	3,292	3,077
Total Member’s Equity	$8,380	$8,165

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$321	$348
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	149	134
Allowance for equity funds used during construction (equity AFUDC)	(7)	(19)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	15	(2)
Trade and other accounts receivable	(17)	13
Inventories	(9)	4
Regulatory assets	(48)	3
Other current assets and deferred charges	2	(8)
Trade accounts payable	(26)	(37)
Affiliate payables	(4)	(5)
Other current liabilities	42	(20)
Other, including changes in noncurrent assets and liabilities	(6)	(15)
Net cash provided (used) by operating activities	412	396
FINANCING ACTIVITIES:
Proceeds from other financing obligations	2	2
Payments on other financing obligations	(8)	(8)
Cash distributions to parent	(246)	(320)
Net cash provided (used) by financing activities	(252)	(326)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(221)	(232)
Contributions and advances for construction costs	7	2
Dispositions - net	(13)	(11)
Advances to affiliate - net	71	172
Purchase of asset retirement obligations trust investments	(10)	(6)
Proceeds from sale of asset retirement obligations trust investments	6	5
Net cash provided (used) by investing activities	(160)	(70)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________
(1) Increase to property, plant, and equipment, exclusive of equity AFUDC	$(170)	$(233)
Changes in related accounts payable and accrued liabilities	(51)	1
Capital expenditures	$(221)	$(232)
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$105	$110
Natural gas storage service revenues	4	4
Other service revenues	2	3
Total revenues	111	117

Costs and expenses:
Operating and maintenance expenses	21	22
Selling, general, and administrative expenses	13	12
Depreciation and amortization expenses	29	27
Taxes, other than income taxes	4	3
Other (income) expense - net	(6)	(3)
Total costs and expenses	61	61

Operating income (loss)	50	56

Interest expense	(7)	(7)
Allowance for equity and borrowed funds used during construction (AFUDC)	2	2
Other income (expense) – net	1	2

Net income (loss)	46	53

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31,	December 31,
	2025	2024
	(Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	62	—
Trade	37	39
Other	2	2
Inventories	9	9
Regulatory assets	4	6
Other current assets and deferred charges	3	6
Total current assets	117	62

Property, plant and equipment	4,247	4,218
Accumulated depreciation and amortization	(2,116)	(2,089)
Property, plant, and equipment – net	2,131	2,129
Regulatory assets	56	49
Deferred charges and other	30	29
Total assets	$2,334	$2,269

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Advances from affiliate	$—	$26
Trade	36	48
Affiliates	10	12
Regulatory liabilities	20	20
Other current liabilities	40	34
Long-term debt due within one year	85	85
Total current liabilities	191	225
Long-term debt	498	497
Regulatory liabilities	226	233
Asset retirement obligations	146	144
Deferred income and other	3	7
Contingent liabilities and commitments (Note 10)

Member’s Equity:
Member’s capital	1,159	1,074
Retained earnings	111	89
Total member’s equity	1,270	1,163
Total liabilities and member’s equity	$2,334	$2,269
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
Member’s Capital:
Balance at beginning of period	$1,074	$1,074
Capital contributions from parent	85	—
Balance at end of period	1,159	1,074
Retained Earnings:
Balance at beginning of period	89	59
Net income	46	53
Cash distributions to parent	(24)	(33)
Balance at end of period	111	79
Total Member’s Equity	$1,270	$1,153

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$46	$53
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	29	27
Allowance for equity funds used during construction (equity AFUDC)	(1)	(1)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	—	1
Trade and other accounts receivable	2	1
Other current assets and deferred charges	2	(1)
Trade accounts payable	(3)	(5)
Affiliate payables	(2)	(3)
Other current liabilities	12	15
Other, including changes in noncurrent assets and liabilities	(16)	(7)
Net cash provided (used) by operating activities	69	80
FINANCING ACTIVITIES:
Cash distributions to parent	(24)	(33)
Cash contributions from parent	85	—
Advances from affiliate, net	(26)	—
Net cash provided (used) by financing activities	35	(33)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(43)	(40)
Contributions and advances for construction costs	3	3
Dispositions - net	(2)	1
Advances to affiliate - net	(62)	(11)
Net cash provided (used) by investing activities	(104)	(47)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(33)	$(37)
Changes in related accounts payable and accrued liabilities	(10)	(3)
Capital expenditures	$(43)	$(40)
See the Combined Notes to Financial Statements.

Index of Combined Notes to Financial Statements
The Combined Notes to Financial Statements include information for multiple registrants, specifically The Williams Companies, Inc. (Williams), as well as Transcontinental Gas Pipe Line Company, LLC (Transco) and Northwest Pipeline LLC (NWP), both of which are wholly owned subsidiaries of Williams. References to subsidiaries by name, including equity-method investees, Transco, and NWP, refer exclusively to those businesses and operations.
The following list indicates the Registrants to which each of the combined notes apply. Specific disclosures within each combined note may apply to all Registrants unless indicated otherwise.
Note 1 – General, Description of Business, and Basis of Presentation
General
The accompanying interim financial statements do not include all the notes in the annual financial statements and, therefore, should be read in conjunction with the financial statements and combined notes thereto for the year ended December 31, 2024, in the Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly the interim financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying combined notes. Actual results could differ from those estimates.
Description of Business
Williams
Williams is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Its operations are located in the United States and are presented within the following reportable segments: Transmission & Gulf of America, Northeast G&P, West, and Gas & NGL Marketing Services, consistent with the manner in which Williams’ Chief Executive Officer, the chief operating decision maker (CODM), evaluates performance and allocates resources. All remaining business activities, including upstream operations, certain new energy ventures, and corporate activities, are included in Other.

Notes (Continued)
Transmission & Gulf of America is comprised of the Transco, NWP, and MountainWest Pipelines Holding LLC (MountainWest) interstate natural gas pipelines and their related natural gas storage facilities, as well as the natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including Discovery, a former 60 percent equity-method investment in which Williams acquired the remaining ownership interest in August 2024 (see Note 3 – Acquisitions and Divestitures), a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE), and a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream). Transmission & Gulf of America also includes natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures).
Northeast G&P is comprised of Williams’ midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer), and Appalachia Midstream Investments.
West is comprised of Williams’ gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, the Mid-Continent region which includes the Anadarko and Permian basins, and the Denver-Julesberg Basin (DJ Basin) of Colorado. This segment also includes Williams’ NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL).
Gas & NGL Marketing Services is comprised of Williams’ NGL and natural gas marketing and trading operations, which include risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets.
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

Notes (Continued)
Basis of Presentation
Reclassifications
Certain prior-year amounts for Transco and NWP have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on Transco’s or NWP’s Net income (loss), working capital, cash flows, or Total Member’s Equity previously reported.
Accounting Standards Issued But Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a material impact on the financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose additional information in the notes to financial statements for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, or selling, general and administrative expenses). The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The impact of this standard is currently being evaluated.
Share Repurchase Program
In September 2021, Williams’ Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by management. Williams will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate Williams to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During the three months ended March 31, 2025 and 2024, there were no repurchases under the program. Cumulative repurchases to date under the program total $139 million.
Significant Risks and Uncertainties
Management believes that the carrying value of certain of Williams’ property, plant, and equipment and intangible assets, notably certain assets acquired by Williams accounted for as business combinations between 2012 and 2014, may be in excess of current fair value. However, the carrying value of these assets, in management’s judgment, continues to be recoverable. It is reasonably possible that future strategic decisions, including transactions such as monetizing assets or contributing assets to new ventures with third parties, as well as unfavorable changes in expected producer activities, could impact management’s assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain of Williams’ equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.

Notes (Continued)
Note 2 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2025, Williams consolidated the following VIEs:
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
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	March 31,	December 31,
	2025	2024
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$35	$15
Trade accounts and other receivables – net	177	178
Inventories	5	5
Other current assets and deferred charges	4	7
Property, plant, and equipment – net	4,867	4,896
Intangible assets – net of accumulated amortization	1,913	1,940
Regulatory assets, deferred charges, and other	27	27
Accounts payable	(56)	(57)
Other current liabilities	(32)	(29)
Regulatory liabilities, deferred income, and other	(268)	(263)
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs due primarily to its limited participating rights as a minority equity holder. Williams’ maximum exposure to loss is limited to the carrying value of these

Notes (Continued)
investments (included within Investments in the Consolidated Balance Sheet), which totaled $214 million at March 31, 2025.
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
During the period from the acquisition date of November 1, 2024 to December 31, 2024, the additional interest acquired in the Crowheart Acquisition contributed Revenues of $20 million and Modified EBITDA (as defined in Note 11 – Segment Disclosures) of $7 million.
Acquisition-related costs for the Crowheart Acquisition total $1 million and are included in Selling, general, and administrative expenses.
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

(Millions)
Cash and cash equivalents	$94
Other current assets	15
Property, plant, and equipment – net	401
Other noncurrent assets	2
Total assets acquired	512

Current liabilities	(45)
Noncurrent liabilities	(115)
Total liabilities assumed	(160)

Net assets acquired	$352
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

Notes (Continued)
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
Acquisition-related costs for the Discovery Acquisition total $1 million, incurred in 2024, and are included in Selling, general, and administrative expenses.
Williams accounted for the Discovery Acquisition as a business combination. The book value of its existing equity-method investment prior to the acquisition date of August 1, 2024, was $381 million. Williams recognized a $127 million gain on remeasuring its existing equity-method investment to fair value included in Other investing income (loss) – net in the third quarter of 2024, which is not included in the pro forma Discovery adjustments below. Williams utilized the income approach to fair value its previous equity-method investment in Discovery.
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
Gulf Coast Storage Acquisition
On January 3, 2024, Williams closed on the acquisition from Hartree Partners LP for $1.95 billion of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi. The purpose of this acquisition was to expand Williams’ natural gas storage footprint in the Gulf Coast region. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within Williams’ Transmission & Gulf of America segment. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration that did not accrue interest and was paid on January 3, 2025.
During the period from the acquisition date of January 3, 2024 to December 31, 2024, the operations acquired in the Gulf Coast Storage Acquisition contributed Revenues of $228 million and Modified EBITDA of $160 million, which is impacted by acquisition-related costs. Acquisition-related costs for the Gulf Coast Storage Acquisition total $15 million, including $14 million incurred in 2024, and are included in Selling, general, and administrative expenses.

Notes (Continued)
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
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2024, are presented as if the Crowheart Acquisition and Discovery Acquisition had been completed on January 1, 2023. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three Months Ended March 31, 2024
	As Reported	Pro Forma Crowheart	Pro Forma Discovery	Pro Forma Combined
	(Millions)
Revenues	$2,771	$21	$25	$2,817
Net income (loss) attributable to The Williams Companies, Inc.	632	6	(3)	635
Sale of Aux Sable Interest
On August 1, 2024, Williams completed the sale of its equity-method investments in Aux Sable Liquid Products Inc., Aux Sable Liquid Products LP, and Aux Sable Midstream LLC in its Northeast G&P segment for total consideration of $161 million. As a result of this sale, Williams recorded a gain of $149 million reflected in Other investing income (loss) – net in the third quarter of 2024.

Notes (Continued)
Note 4 – Related Party Transactions
Transco and NWP Affiliate Transactions
Cash Management Program
Transco and NWP are participants in Williams’ cash management program, and thus make advances to and receive advances from Williams. At March 31, 2025 and December 31, 2024, Transco’s advances to Williams totaled approximately $567 million and $638 million, respectively. These advances are represented by demand notes and are classified as Trade accounts and other receivables - Advances to affiliate in the Balance Sheet. Advances to Williams from NWP totaled approximately $62 million at March 31, 2025. These advances are represented by demand notes and are classified as Trade accounts and other receivables - Advances to affiliate in the Balance Sheet. NWP’s advances from Williams totaled approximately $26 million at December 31, 2024. These advances from Williams are classified as Payables - Advances from affiliate. Advances are stated at the historical carrying amounts. Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on these intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at March 31, 2025. The net interest income from these advances was $6 million and $16 million for the three months ended March 31, 2025 and March 31, 2024, for Transco respectively, and $2 million for the three months ended March 31, 2024 for NWP. The net interest income from these advances for NWP was immaterial for the three months ended March 31, 2025. Such interest income is included in Interest income in the Statement of Net Income for Transco and Other income (expense) – net in the Statement of Net Income for NWP.
Other Affiliate Transactions
Included in Transco’s Total revenues in the Statement of Net Income for the three months ended March 31, 2025 and March 31, 2024, are revenues received from affiliates of $20 million and $19 million, respectively.
Included in Transco’s Natural gas product costs in the Statement of Net Income for the three months ended March 31, 2025 and March 31, 2024, are costs of gas purchased from affiliates of $2 million and $2 million, respectively. All gas purchases are made at market or contract prices.
Services necessary to operate Transco and NWP are provided by Williams and certain affiliates of Williams. Transco and NWP reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative, and management services, and Transco and NWP are charged for certain administrative expenses incurred by Williams. These charges are either directly assigned or allocated. Allocated charges are specific or general. Specific allocations are based on a relationship with the delivery of services and general allocations are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of costs of doing business incurred by Williams. For the three months ended March 31, 2025 and March 31, 2024, Transco has recorded $92 million and $85 million, respectively, and NWP has recorded $24 million and $22 million, respectively, for these service expenses, which are primarily included in Operating and maintenance expenses and Selling, general, and administrative expenses in the Statement of Net Income.
Transco provided services to certain of its affiliates. Transco recorded reductions in operating expenses for services provided to and reimbursed by affiliates of $2 million for the three months ended March 31, 2024. No such costs were incurred for the three months ended March 31, 2025.
During April 2025, Transco and NWP declared and paid cash distributions of $360 million and $40 million, respectively, to Williams, and Williams made a cash contribution to NWP of $46 million.

Notes (Continued)
Note 5 – Revenue Recognition
Revenue by Category
The following table presents Williams’ revenue disaggregated by major service line:

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$920	$—	$—	$—	$—	$(20)	$900
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	192	462	430	—	—	(45)	1,039
Commodity consideration	23	1	25	—	—	—	49
Other	17	24	7	—	—	(5)	43
Total service revenues	1,152	487	462	—	—	(70)	2,031
Product sales	115	57	264	2,056	155	(491)	2,156
Total revenues from contracts with customers	1,267	544	726	2,056	155	(561)	4,187
Other revenues (1)	5	11	(1)	1,100	(27)	(1)	1,087
Other adjustments (2)	—	—	—	(2,445)	—	219	(2,226)
Total revenues	$1,272	$555	$725	$711	$128	$(343)	$3,048

Three Months Ended March 31, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$880	$—	$—	$—	$—	$(21)	$859
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	145	444	430	—	—	(38)	981
Commodity consideration	9	5	16	—	—	—	30
Other	13	24	6	—	—	(5)	38
Total service revenues	1,047	473	452	—	—	(64)	1,908
Product sales	61	25	248	1,306	108	(317)	1,431
Total revenues from contracts with customers	1,108	498	700	1,306	108	(381)	3,339
Other revenues (1)	11	11	1	833	12	—	868
Other adjustments (2)	—	—	—	(1,569)	—	133	(1,436)
Total revenues	$1,119	$509	$701	$570	$120	$(248)	$2,771
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
For Transco and NWP, revenue disaggregation by major service line includes Natural gas transportation, Natural gas storage, Natural gas product sales, and Other, which are separately presented in their Statements of Net Income.

Notes (Continued)
Contract Assets
The following table presents a reconciliation of contract assets:

	Three Months Ended March 31,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$98	$36	$10	$—	$21	$17
Revenue recognized in excess of amounts invoiced	30	41	4	—	2	1
Minimum volume commitments invoiced	(23)	(27)	—	—	—	—
Amortization of contract assets	(1)	—	—	—	(1)	—
Balance at end of period	$104	$50	$14	$—	$22	$18
Contract Liabilities
The following table presents a reconciliation of contract liabilities:

	Three Months Ended March 31,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$1,046	$1,081	$173	$184	$—	$2
Payments received and deferred	34	42	—	—	—	—
Significant financing component	2	2	—	—	—	—
Recognized in revenue	(66)	(72)	(2)	(3)	—	(1)
Balance at end of period	$1,016	$1,053	$171	$181	$—	$1
Remaining Performance Obligations
Remaining performance obligations primarily include reservation charges on contracted capacity for Williams’ gas pipeline firm transportation contracts with customers, storage capacity contracts, long-term contracts containing MVC associated with midstream businesses, and fixed payments associated with offshore gathering and transportation. For Williams’ interstate natural gas pipeline businesses, including Transco and NWP, remaining performance obligations generally reflect the expected rates for such services for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC and the amount and timing of these changes are not currently known.
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2025, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2025, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following tables present the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2025.

	Contract Liabilities
	Williams	Transco	NWP
	(Millions)
2025 (nine months)	$123	$8	$—
2026 (one year)	152	10	—
2027 (one year)	147	11	—
2028 (one year)	125	11	—
2029 (one year)	91	11	—
Thereafter	378	120	—
Total	$1,016	$171	$—

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2025 (nine months)	$3,275	$2,207	$293
2026 (one year)	4,174	2,758	394
2027 (one year)	3,923	2,632	376
2028 (one year)	3,098	2,018	367
2029 (one year)	2,698	1,764	348
Thereafter	14,887	11,160	2,229
Total	$32,055	$22,539	$4,007
Accounts Receivable
The following is a summary of Williams’ Trade accounts and other receivables:

	March 31, 2025	December 31, 2024
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,392	$1,494
Receivables from derivatives	347	294
Other accounts receivable	42	75
Trade accounts and other receivables	$1,781	$1,863
Transco and NWP receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates. Receivables that are not related to contracts with customers are included within Receivables - Advances to affiliate and Receivables - Other.

Notes (Continued)
Note 6 – Provision (Benefit) for Income Taxes
Williams’ Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2025	2024
	(Millions)
Current:
Federal	$79	$35
State	7	6
	86	41
Deferred:
Federal	89	127
State	18	25
	107	152
Provision (benefit) for income taxes	$193	$193
The effective income tax rate for the total provision (benefit) for the three months ended March 31, 2025, is slightly less than the federal statutory rate, primarily due to the benefit associated with share-based compensation partially offset by the effect of state income taxes.
The effective income tax rate for the total provision (benefit) for the three months ended March 31, 2024, is greater than the federal statutory rate, primarily due to the effect of state income taxes.
Note 7 – Debt and Banking Arrangements
Issuances
Williams’ senior unsecured public debt issuances for 2025 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
January 9, 2025	March 15, 2035	$1,000	5.600%
January 9, 2025	March 15, 2055	500	6.000%

Retirements
Williams’ senior unsecured public debt retirements for 2025 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
January 15, 2025	January 15, 2025	$750	3.900%

Notes (Continued)
Credit Facility
Williams, Transco and NWP are party to a credit agreement with aggregate commitments available of $3.75 billion. Transco and NWP are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers.

	March 31, 2025
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		27
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.

Commercial Paper Program
At March 31, 2025, $322 million commercial paper was outstanding at a weighted-average interest rate of 4.65 percent.

Notes (Continued)
Note 8 – Fair Value Measurements and Guarantees
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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2025:
Measured on a recurring basis:
ARO Trust investments - Transco	$294	$294	$294	$—	$—
Commodity derivative assets (1)	254	794	600	123	71
Commodity derivative liabilities (1)	(353)	(1,177)	(734)	(390)	(53)
Additional disclosures:
Guarantees	(36)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(20,904)	(20,488)	—	(20,488)	—
Transco	(5,229)	(5,290)	—	(5,290)	—
NWP	(583)	(577)	—	(577)	—
MountainWest	(373)	(373)	—	(373)	—
Total debt	(27,089)	(26,728)	—	(26,728)	—

Assets (liabilities) at December 31, 2024:
Measured on a recurring basis:
ARO Trust investments - Transco	$297	$297	$297	$—	$—
Commodity derivative assets (1)	344	726	427	188	111
Commodity derivative liabilities (1)	(400)	(1,070)	(532)	(475)	(63)
Additional disclosures:
Guarantees	(36)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(20,167)	(19,517)	—	(19,517)	—
Transco	(5,235)	(5,276)	—	(5,276)	—
NWP	(582)	(573)	—	(573)	—
MountainWest	(372)	(364)	—	(364)	—
Gulf Coast Storage deferred consideration (Note 3)	(100)	(100)	—	(100)	—
Total debt	(26,456)	(25,830)	—	(25,830)	—

(1)The carrying amount is presented net of counterparty offsetting arrangements and collateral (see Note 9 – Commodity Derivatives).

Notes (Continued)
Fair Value Methods
The following methods and assumptions are used in estimating the fair value of financial instruments:
Assets Measured at Fair Value on a Recurring Basis
ARO Trust investments
Transco is entitled to collect rates in the amounts necessary to fund its future asset retirement obligations (AROs) and deposits a portion of the collected rates into an external trust (ARO Trust). The ARO Trust invests in a moderate risk portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in Williams’ Consolidated Balance Sheet and in Deferred charges and other in the Transco Balance Sheet. The Money Market Funds held in the ARO Trust are considered investments. Both realized and unrealized gains and losses are ultimately recorded to the ARO regulatory asset.
Effective March 1, 2025, the annual funding obligation is approximately $64 million, with deposits made monthly.
Transco investments within the ARO Trust were as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money Market Funds	$14	$14	$27	$27
U.S. Equity Funds	53	138	53	146
International Equity Funds	32	42	32	40
Municipal Bond Funds	104	100	88	84
Total	$203	$294	$200	$297
Commodity derivatives
Williams’ commodity derivatives include exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. Williams also has other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. See Note 9 – Commodity Derivatives for additional information.
Additional Fair Value Disclosures
Long-term debt, including current portion
The disclosed fair value of long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for the debt or similar instruments. The fair values of the financing obligations associated with Transco’s Dalton, Leidy South, and Atlantic Sunrise projects, as well as the deferred consideration obligation associated with the Gulf Coast

Notes (Continued)
Storage Acquisition (see Note 3 – Acquisitions and Divestitures), all included within long-term debt including current portion, were determined using an income approach.
Guarantees
Guarantees primarily consist of a guarantee Williams has provided in the event of nonpayment by a previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is approximately $21 million at March 31, 2025. The exposure declines systematically through the remaining term of WilTel’s obligation.
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
Note 9 – Commodity Derivatives
Williams is exposed to commodity price risk and utilizes derivatives to manage a portion of that risk. Williams reports the fair value of commodity derivatives in Derivative assets; Regulatory assets, deferred charges, and other; Derivative liabilities; or Regulatory liabilities, deferred income, and other. These amounts are presented on a net basis by counterparty and reflect the netting of asset and liability positions permitted under the terms of master netting arrangements and cash held on deposit in margin accounts that Williams has received or remitted to collateralize certain derivative positions. See Note 8 – Fair Value Measurements and Guarantees for additional fair value information. In Williams’ Consolidated Statement of Cash Flows, any cash impacts of settled commodity derivatives are recorded as operating activities.
Williams enters into commodity derivatives to economically hedge exposures to natural gas, NGLs, and crude oil and retains exposure to price changes that can, in a volatile energy market, be material and can adversely affect its results of operations.

Notes (Continued)
Volumes
At March 31, 2025, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	716,248,270
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(48,149,782)
Basis Risk	Natural Gas	MMBtu	55,368,297
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(2,185,000)
Basis Risk	Natural Gas Liquids	Barrels	30,000
Central Hub Risk - WTI	Crude Oil	Barrels	(568,000)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	March 31, 2025		December 31, 2024
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$558	$(732)	$508	$(635)
Noncurrent	236	(445)	218	(435)
Total commodity derivatives	$794	$(1,177)	$726	$(1,070)
Counterparty and collateral netting offset	(540)	824	(382)	670
Amounts recognized in Williams’ Consolidated Balance Sheet	$254	$(353)	$344	$(400)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Three Months Ended March 31,
	2025	2024
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(40)	$86
Unrealized	(22)	(95)
	$(62)	$(9)

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(1)	$(4)
Unrealized	(10)	3
	$(11)	$(1)
Total net gain (loss) from commodity derivatives	$(73)	$(10)

Notes (Continued)
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At March 31, 2025, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $25 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At March 31, 2025, and December 31, 2024, net cash collateral held on deposit in broker margin accounts was $284 million, and $288 million, respectively.
Note 10 – Contingencies
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
Rate Matters
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. Transco is engaged in settlement discussions with its customers and other intervening parties to resolve all aspects of the rate case. Transco has provided a reserve for rate refunds which it believes is adequate for any refunds that may be required.

Notes (Continued)
Construction Litigation
In February 2025, Transco received an adverse judgment related to litigation in the United States Bankruptcy Court for the District of Delaware involving a contractor for the construction of Transco’s Atlantic Sunrise project completed in 2018. The total award to a contractor, estimated at $110 million, included amounts for unpaid invoices, interest, and attorney fees. Management estimates the probable loss from the judgment to be substantially less and Transco has filed a notice of appeal. Transco has capitalized the amount considered probable within noncurrent assets and expects any additional probable loss would also be capitalized. Transco also expects to recover approximately 29 percent of any amount paid from the co-owner of the project.
Environmental Matters
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. At March 31, 2025, Williams has accrued liabilities totaling $43 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At March 31, 2025, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
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
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party at various Superfund waste sites. At March 31, 2025, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expect to recover approximately $3 million through rates.
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2025, Williams has accrued liabilities totaling $7 million for these costs.

Notes (Continued)
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At March 31, 2025, Williams has accrued environmental liabilities of $25 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of their sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at their Eminence storage facility. At March 31, 2025, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.
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
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2025, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2025, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at March 31, 2025 for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. NWP believes that, with respect to any expenditures required to meet applicable

Notes (Continued)
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
At March 31, 2025 and December 31, 2024, a total of $46 million and $38 million, respectively, were included in Regulatory assets was comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At March 31, 2025 and December 31, 2024, $4 million and $3 million, respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $1 million and less than $1 million for the three months ended March 31, 2025 and March 31, 2024 is reflected in Other income (expense) – net.
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
At March 31, 2025, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
In addition to the foregoing, various other proceedings are pending against Williams that are incidental to its operations, none of which are expected to be material to Williams’ expected future annual results of operations, liquidity, and financial position.
Summary
Williams, Transco, and NWP have disclosed estimated ranges of reasonably possible losses for certain matters above, as well as all significant matters for which they are unable to reasonably estimate a range of possible loss. Williams, Transco, and NWP estimate that for all other matters for which they are able to reasonably estimate a range of loss, the aggregate reasonably possible losses beyond amounts accrued are immaterial to expected future annual results of operations, liquidity, and financial position. These calculations have been made without consideration of any potential recovery from third parties.

Notes (Continued)
Note 11 – Segment Disclosures
Williams
Williams’ reportable segments are Transmission & Gulf of America, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
Performance Measurement
Williams’ CODM is the Chief Executive Officer. Williams’ CODM primarily utilizes Modified EBITDA, its measure of segment profit and loss, to evaluate performance and make decisions on capital allocation and human resources. Such evaluation includes periodic comparisons of actual performance versus historical and budget, as well as projections of Modified EBITDA.
Williams defines Modified EBITDA as follows:
•Income (loss) before income taxes excluding:
◦Depreciation, depletion, and amortization expenses;
◦Equity earnings (losses);
◦Other investing income (loss) – net;
◦Interest expense; and
◦Accretion expense associated with AROs for nonregulated operations.
•This measure is further adjusted to include Williams’ proportionate share (based on ownership interest) of Modified EBITDA from its equity-method investments, including its indirect share from interests owned by equity-method investees, calculated consistently with the definition described above.
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

Notes (Continued)
The following tables present revenues, Modified EBITDA, significant expenses, and certain segment assets measures, as well as reconciliations to the consolidated totals for Modified EBITDA:

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended March 31, 2025
Segment revenues:
Service revenues
External	$1,113	$493	$393	$—	$1,999
Internal	22	4	45	—	71
Total service revenues	1,135	497	438	—	2,070
Total service revenues – commodity consideration	23	1	25	—	49
Product sales
External	26	18	40	932	1,016
Internal	89	39	224	(193)	159
Total product sales	115	57	264	739	1,175
Net gain (loss) from commodity derivatives
Realized	(1)	—	(2)	(35)	(38)
Unrealized	—	—	—	7	7
Total net gain (loss) from commodity derivatives (2)	(1)	—	(2)	(28)	(31)
Total revenues of reportable segments	$1,272	$555	$725	$711	$3,263
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(123)	(52)	(254)	(513)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(10)
Operating and administrative expenses (3)	(270)	(106)	(152)	(39)
Recoverable power, transportation, and storage costs (4)	(70)	(42)	(14)	—
Other segment income (expenses) - net (5)	13	—	11	—
Proportional Modified EBITDA of equity-method investments	36	159	38	3
Modified EBITDA of reportable segments	$858	$514	$354	$152	$1,878
Modified EBITDA from upstream operations, corporate, and other business activities					75
Total consolidated Modified EBITDA					$1,953
Reconciliation of Modified EBITDA:
Depreciation, depletion, and amortization expenses					$(585)
Equity earnings (losses)					155
Other investing income (loss) - net					8
Interest expense					(349)
Accretion expense associated with AROs for nonregulated operations					(24)
Proportional Modified EBITDA of equity-method investments					(236)
Income (loss) before income taxes					$922

Additions to long-lived segment assets	$302	$59	$557	$—	$918

Notes (Continued)

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended March 31, 2024
Segment revenues:
Service revenues
External	$1,029	$475	$397	$—	$1,901
Internal	20	4	40	—	64
Total service revenues	1,049	479	437	—	1,965
Total service revenues – commodity consideration	9	5	16	—	30
Product sales
External	30	2	72	707	811
Internal	31	23	176	(120)	110
Total product sales	61	25	248	587	921
Net gain (loss) from commodity derivatives
Realized	—	—	—	81	81
Unrealized	—	—	—	(98)	(98)
Total net gain (loss) from commodity derivatives (2)	—	—	—	(17)	(17)
Total revenues of reportable segments	$1,119	$509	$701	$570	$2,899
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(61)	(19)	(249)	(432)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	3
Operating and administrative expenses (3)	(255)	(108)	(139)	(40)
Recoverable power, transportation, and storage costs (4)	(64)	(34)	(11)	—
Other segment income (expenses) - net (5)	44	(1)	—	—
Proportional Modified EBITDA of equity-method investments	46	157	25	—
Modified EBITDA of reportable segments	$829	$504	$327	$101	$1,761
Modified EBITDA from upstream operations, corporate, and other business activities					76
Total consolidated Modified EBITDA					$1,837
Reconciliation of Modified EBITDA:
Depreciation, depletion, and amortization expenses					$(548)
Equity earnings (losses)					137
Other investing income (loss) - net					24
Interest expense					(349)
Accretion expense associated with AROs for nonregulated operations					(18)
Proportional Modified EBITDA of equity-method investments					(228)
Income (loss) before income taxes					$855

Additions to long-lived segment assets	$2,487	$64	$91	$—	$2,642

As of March 31, 2025
Equity-method investments by reportable segment	$271	$3,367	$463	$153	$4,254
Segment assets	$23,275	$12,878	$12,533	$193	$48,879

As of December 31, 2024
Equity-method investments by reportable segment	$272	$3,346	$476	$—	$4,094
Segment assets	$23,149	$12,918	$12,144	$46	$48,257
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
Transco
Transco manages and evaluates its business as a single reportable segment. Transco’s CODM is the Senior Vice President, Transmission & Gulf of America. Transco’s CODM determines resource allocation, measures and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
Significant expenses within net income include Operating and maintenance expenses and Selling, general, and administrative expenses, which are each separately presented on Transco’s Statement of Net Income. Other segment items within net income include natural gas product costs, depreciation and amortization expense, taxes, other than income taxes, interest expense, interest income, other income (expense) – net, and AFUDC.
Transco’s segment assets include Property, plant, and equipment – net as presented on the Balance Sheet.
NWP
NWP manages and evaluates its business as a single reportable segment. NWP’s CODM is the Senior Vice President, Transmission & Gulf of America. NWP’s CODM determines resource allocation, measures and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
Significant expenses within net income include Operating and maintenance expenses and Selling, general, and administrative expenses, which are each separately presented on NWP’s Statement of Net Income. Other segment items within net income include depreciation and amortization expense, taxes, other than income taxes, interest expense, other income (expense) – net, and AFUDC.
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
Consistent with the manner in which Williams’ CODM evaluates performance and allocates resources, Williams’ operations are conducted, managed, and presented within the following reportable segments: Transmission & Gulf of America, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including upstream operations, certain new energy ventures, and corporate activities, are included in Other. Williams’ reportable segments are comprised of the following business activities:
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
•Northeast G&P is comprised of midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Northeast JV which operates in West Virginia, Ohio, and

Management’s Discussion and Analysis (Continued)
Pennsylvania, a 66 percent interest in Cardinal which operates in Ohio, a 50 percent equity-method investment in Blue Racer, and Appalachia Midstream Investments.
•West is comprised of gas gathering, processing, and treating operations in the Rocky Mountain region of Colorado and Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, the Haynesville Shale region of east Texas and northwest Louisiana, the Mid-Continent region which includes the Anadarko and Permian basins, and the DJ Basin of Colorado. This segment also includes NGL storage facilities, an undivided 50 percent interest in an NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in OPPL.
•Gas & NGL Marketing Services is comprised of NGL and natural gas marketing and trading operations, which include risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to Williams’ current continuing operations and should be read in conjunction with the financial statements and combined notes thereto of this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2024 dated February 25, 2025.
Dividends
In March 2025, Williams paid a regular quarterly dividend of $0.50 per share.
Overview of Three Months Ended March 31, 2025
Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2025, increased $59 million compared to the three months ended March 31, 2024. Further discussion of the results is found in this report in the Results of Operations.
Recent Developments
Transco FERC Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. Transco is engaged in settlement discussions with its customers and other intervening parties to resolve all aspects of the rate case. Transco has provided a reserve for rate refunds, which it believes is adequate for any refunds that may be required.
Data Center Power Projects
Williams continues to pursue projects to support the power demands created by new data center development, including an agreement with an unnamed large, investment-grade company to provide onsite natural gas and power generation infrastructure. See Expansion Projects for further discussion of the Socrates Power Solution Facilities.
Rimrock Asset Purchase
On January 31, 2025, Williams purchased a group of natural gas gathering and processing assets from Rimrock Energy Partners, LLC for approximately $325 million, to expand Williams’ gathering and processing footprint and create operational synergies in the DJ Basin in the West segment.

Management’s Discussion and Analysis (Continued)
Cogentrix Investment
In March 2025, Williams purchased a minority interest in Cogentrix Co-Investment Fund, LP (Cogentrix) for $153 million, which is accounted for as an equity-method investment within the Gas & NGL Marketing Services segment. Cogentrix owns interests in 11 natural gas power plants.
Expansion Project Updates
Significant expansion project updates for the period are described below. Ongoing major expansion projects are discussed later in Company Outlook.
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
Texas to Louisiana Energy Pathway
In January 2024, Transco received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide firm transportation capacity from receipt points in south Texas to delivery points in Texas and Louisiana. Transco placed the project into service in April 2025. Under the project, Transco provides 364 Mdth/d of new firm transportation service through a combination of increasing capacity, converting interruptible capacity to firm, and utilizing existing capacity.
Southeast Energy Connector
In November 2023, Transco received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. Transco placed the project into service in April 2025. The project increases Transco’s capacity by 150 Mdth/d.
Company Outlook
Williams’ strategy is to provide a large-scale, reliable, and clean energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. Williams accomplishes this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. Williams continues to maintain a strong commitment to safety, environmental stewardship including seeking opportunities for renewable energy ventures, operational excellence, and customer satisfaction. Williams believes that accomplishing these goals will position it to deliver safe, reliable, clean energy services to its customers and an attractive return to shareholders. Williams’ business plan for 2025 includes a continued focus on earnings and cash flow growth.
In 2025, Williams’ operating results are expected to benefit from the continued growth in the Transmission & Gulf of America segment, primarily reflecting the impacts of numerous expansion projects at Transco and the Gulf of America. Additionally, growth in 2025 includes the impact of the Transco rate case and higher gathering and processing results associated with growth in the DJ Basin and the Northeast. Williams also expects increases in Haynesville Shale volumes, including partial year impact of the Louisiana Energy Gateway expansion project and higher expected results from its upstream operations, including the full year impact of the Crowheart Acquisition. Williams also expects to benefit from the recent equity investment in Cogentrix. These increases are

Management’s Discussion and Analysis (Continued)
partially offset by a modest increase in expenses and lower expected Eagle Ford results in our West segment related to minimum volume commitment reductions.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2025 are expected to range from $2.575 billion to $2.875 billion, excluding acquisitions. Growth capital spending in 2025 primarily includes the Socrates Power Solution Facilities project, projects supporting growth in the Haynesville Shale basin (including the Louisiana Energy Gateway expansion project), Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business. Williams also expects to invest capital in the development of its upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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
•Other risks set forth under Part I, Item 1A. Risk Factors. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, as may be supplemented by disclosure in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10‑Q.
Expansion Projects
Williams’ ongoing major expansion projects include the following:
Transmission & Gulf of America
Deepwater Shenandoah Project
In June 2021, Williams reached an agreement with two third parties to provide offshore natural gas gathering and transportation services as well as onshore natural gas processing services. The project expands existing Gulf of America offshore infrastructure connecting to a third-party offshore lateral pipeline from the Shenandoah platform to Discovery’s existing Keathley Canyon Connector pipeline, adds onshore processing facilities at Larose, Louisiana to handle the expected rich Shenandoah production, and the natural gas liquids

Management’s Discussion and Analysis (Continued)
will be fractionated and marketed at Discovery’s Paradis plant in Louisiana. Williams plans to place the project into service in the second quarter of 2025.
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

Management’s Discussion and Analysis (Continued)
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
Kelso-Beaver Reliability Project
The Kelso-Beaver Reliability project on NWP’s existing natural gas transmission system will provide year-round transportation capacity to various receipt and delivery points in Oregon. NWP filed the certificate application with the FERC in February 2025. NWP plans to place the project into service during the fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 183 Mdth/d.
Huntingdon Connector
The Huntingdon Connector project on NWP’s existing natural gas transmission system will provide year-round transportation capacity from the Sumas receipt point to various delivery points in Washington. NWP plans to file the prior notice application for the project with the FERC in 2026. NWP plans to place the project into service during the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 87 Mdth/d.
Wild Trail
The Wild Trail project on NWP’s existing natural gas transmission system will provide year-round transportation capacity from the White River Hub receipt point in western Colorado to various delivery points in southwest Wyoming and southern Colorado. This project is fully subscribed by an affiliate within Williams’ Gas & NGL Marketing Services segment. NWP plans to file the certificate application with the FERC in 2025. NWP plans to place the project into service during the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 83 Mdth/d.
Socrates Power Solution Facilities
Williams is seeking approval from the Ohio Power Siting Board for this project, which involves the construction of the Socrates North and South power generation facilities in New Albany, Ohio. Williams has agreed to invest approximately $1.6 billion to provide committed power generation and associated gas pipeline infrastructure for the project, which is expected to provide a combined 400 megawatts of committed onsite power generation capacity to the customer. The project is backed by a ten-year, primarily fixed-price power purchase agreement, with an option for the customer to extend. Williams plans to place the project into service in the second half of 2026, assuming timely receipt of permits.

Management’s Discussion and Analysis (Continued)
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
Haynesville Gathering Expansion
In February 2023, Williams announced its agreement with a third party to facilitate natural gas production growth in the Haynesville Shale basin. Williams is constructing a greenfield gathering system in support of a 26,000-acre dedication. In April 2025, the third party sold a majority of their ownership interest to another party. The system, once completed, will provide natural gas gathering services to both parties who have also agreed to long-term capacity commitments on Williams’ Louisiana Energy Gateway expansion project. This project is expected to go into service in third quarter 2025.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Change*
	2025	2024	$	%
	(Dollars in millions)
Revenues:
Service revenues	$2,003	$1,905	+98	+5%
Product sales and service revenues – commodity consideration	1,107	875	+232	+27%
Net gain (loss) from commodity derivatives	(62)	(9)	-53	NM
Total revenues	3,048	2,771
Costs and expenses:
Product costs and net processing commodity expenses	643	531	-112	-21%
Operating and maintenance expenses	542	511	-31	-6%
Depreciation, depletion, and amortization expenses	585	548	-37	-7%
Selling, general, and administrative expenses	194	186	-8	-4%
Other (income) expense – net	(10)	(17)	-7	-41%
Total costs and expenses	1,954	1,759
Operating income (loss)	1,094	1,012
Equity earnings (losses)	155	137	+18	+13%
Other investing income (loss) – net	8	24	-16	-67%
Interest expense	(349)	(349)	—	—%
Other income (expense) – net	14	31	-17	-55%
Income (loss) before income taxes	922	855
Less: Provision (benefit) for income taxes	193	193	—	—%
Net income (loss)	729	662
Less: Net income attributable to noncontrolling interests	38	30	-8	-27%
Net income (loss) attributable to The Williams Companies, Inc.	$691	$632	+59	+9%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the Transmission & Gulf of America segment;
•Higher volumes from the August 2024 Discovery Acquisition at the Transmission & Gulf of America segment (See Note 3 – Acquisitions and Divestitures) and January 2025 Rimrock Asset Purchase at the West segment;
•Higher revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses; partially offset by

Management’s Discussion and Analysis (Continued)
•Lower revenues in the Eagle Ford Shale region due to lower MVC revenue.
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
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily related to higher NGLs marketing sales volumes and prices, including volumes from the Discovery Acquisition, and higher net natural gas marketing sales impacted by favorable prices and lower storage costs at the Gas & NGL Marketing Services segment;
•Higher product sales from upstream operations primarily related to higher volumes from the November 2024 Crowheart Acquisition at Other (See Note 3 – Acquisitions and Divestitures);
•Higher equity NGL sales and commodity consideration revenues associated with NGL production activity primarily driven by the Discovery Acquisition at the Transmission & Gulf of America segment.
As Williams is acting as agent for natural gas marketing customers, its natural gas marketing product sales are presented net of the related costs of those activities within the Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as at Other (see Note 9 – Commodity Derivatives).
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
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher marketing activities primarily related to higher NGLs marketing purchases, including from the Discovery Acquisition;
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily due to the Discovery Acquisition at the Transmission & Gulf of America segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the Transmission & Gulf of America and West segments, as well as at Other and higher electricity and fuel (substantially offset by higher Service revenues discussed above).
Depreciation, depletion, and amortization expenses increased primarily related to the assets acquired at the Transmission & Gulf of America and West segments, as well as at Other, and an increase at Transco related to additional assets placed in service.
Interest expense was primarily impacted by Williams’ 2024 and 2025 debt issuances, partially offset by 2024 and 2025 debt retirements (see Note 7 – Debt and Banking Arrangements) and the absence of imputed interest on deferred consideration obligations related to previous acquisitions.

Management’s Discussion and Analysis (Continued)
Period-Over-Period Operating Results – Williams’ Segments
Williams’ CODM evaluates segment operating performance based upon Modified EBITDA. Note 11 – Segment Disclosures includes a reconciliation of this non-GAAP measure to Income (loss) before income taxes. Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of Williams’ assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Transmission & Gulf of America

	Three Months Ended March 31,
	2025	2024
	(Millions)
Service revenues	$1,135	$1,049
Product sales and service revenues – commodity consideration (1)	138	70
Net realized gain (loss) from commodity derivatives (1)	(1)	—
Segment revenues	1,272	1,119

Product costs and net processing commodity expenses (1)	(123)	(61)
Other segment costs and expenses	(327)	(275)
Proportional Modified EBITDA of equity-method investments	36	46
Transmission & Gulf of America Modified EBITDA	$858	$829

Commodity margins	$14	$9
_______________
(1)Included as a component of Commodity margins.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Transmission & Gulf of America Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses and lower Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $44 million increase in Transco’s revenues primarily associated with expansion projects placed in service, notably Regional Energy Access in August 2024 and Southside Reliability Enhancement in November 2024;
•A $22 million increase primarily in gathering revenues due to the Discovery Acquisition in August 2024 (see Note 3 – Acquisitions and Divestitures);
•A $13 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates;
•A $10 million increase in the Gulf Coast region primarily due to higher gathering and transportation volumes from the Whale expansion project that went in-service in January 2025 and production handling volumes from a new well at Gulfstar One in the Pickerel field, partially offset by shut-ins for maintenance activities at Devil’s Tower in the Taggart and Kodiak fields.

Management’s Discussion and Analysis (Continued)
Commodity margins increased primarily due to the Discovery Acquisition.
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including increased operating costs resulting from Williams’ Discovery Acquisition and higher employee-related costs; partially offset by the absence of acquisition and transition costs related to Williams’ Gulf Coast Storage Acquisition in January 2024 (see Note 3 – Acquisitions and Divestitures);
•Unfavorable change in equity AFUDC primarily as a result of decreased capital expenditures at Williams’ regulated businesses;
•Unfavorable change in the amortization of regulatory assets and liabilities at Transco;
•Unfavorable change in the deferral of ARO-related depreciation at Transco.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as Discovery was consolidated.
Northeast G&P

	Three Months Ended March 31,
	2025	2024
	(Millions)
Service revenues	$497	$479
Product sales and service revenues – commodity consideration (1)	58	30
Segment revenues	555	509

Product costs and net processing commodity expenses (1)	(52)	(19)
Other segment costs and expenses	(148)	(143)
Proportional Modified EBITDA of equity-method investments	159	157
Northeast G&P Modified EBITDA	$514	$504

Commodity margins	$6	$11

(1)Included as a component of Commodity margins.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $12 million increase in revenues at the Northeast JV primarily related to higher gathering and processing rates and volumes;
•An $8 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel (substantially offset by higher Service revenues discussed above).

Management’s Discussion and Analysis (Continued)
Proportional Modified EBITDA of equity-method investments increased at Laurel Mountain Midstream, LLC primarily due to higher commodity-based gathering rates and at Blue Racer primarily due to annual rate escalations. The increase was partially offset by a decrease at Aux Sable Liquid Products LP due to the sale of Williams’ investment in the third quarter of 2024. Additionally, Appalachia Midstream Investments decreased primarily driven by lower volumes partially offset by higher gathering rates.
West

	Three Months Ended March 31,
	2025	2024
	(Millions)
Service revenues	$438	$437
Product sales and service revenues – commodity consideration (1)	289	264

Net realized gain (loss) from commodity derivatives relating to service revenues	(1)	3
Net realized gain (loss) from commodity derivatives relating to product sales (1)	(1)	(3)
Net realized gain (loss) from commodity derivatives	(2)	—

Segment revenues	725	701

Product costs and net processing commodity expenses (1)	(254)	(249)
Other segment costs and expenses	(155)	(150)
Proportional Modified EBITDA of equity-method investments	38	25
West Modified EBITDA	$354	$327

Commodity margins	$34	$12
________________
(1)    Included as a component of Commodity margins.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
West Modified EBITDA increased primarily due to higher Commodity margins and higher Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $9 million increase in the DJ Basin region primarily due to higher gathering volumes associated with the Rimrock Asset Purchase;
•A $6 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing, partially offset by lower gathering volumes due to decreased producer activity; substantially offset by
•A $13 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Commodity margins increased $22 million primarily due to a $13 million increase in marketing margins from increased sales activities associated primarily with higher prices and $11 million higher margins from equity NGLs primarily due to higher net realized NGL sales prices.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at OPPL.

Management’s Discussion and Analysis (Continued)
Gas & NGL Marketing Services

	Three Months Ended March 31,
	2025	2024
	(Millions)
Product sales (1)	$739	$587

Net realized gain (loss) from commodity derivative instruments (1)	(35)	81
Net unrealized gain (loss) from commodity derivative instruments	7	(98)
Net gain (loss) from commodity derivatives	(28)	(17)

Segment revenues	711	570

Product costs (1)	(513)	(432)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	(10)	3
Other segment costs and expenses	(39)	(40)
Proportional Modified EBITDA of equity-method investments	3	—
Gas & NGL Marketing Services Modified EBITDA	$152	$101

Commodity margins	$191	$236
________________
(1)    Included as a component of Commodity margins.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments, partially offset by lower Commodity margins.
Commodity margins decreased $45 million primarily due to a $38 million decrease in Williams’ natural gas marketing margins, including $24 million of lower natural gas transportation capacity marketing margins due to unfavorable net realized pricing spreads. The decrease in its natural gas marketing margins also includes $14 million of lower natural gas storage marketing margins primarily driven by less favorable realized derivative gains, partially offset by lower storage fees and higher withdrawals from colder winter weather in first quarter 2025 compared to 2024.
The change in Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2024 is primarily due to a change in forward commodity prices relative to Williams’ hedge positions in 2025 compared to 2024.

Management’s Discussion and Analysis (Continued)
Other

	Three Months Ended March 31,
	2025	2024
	(Millions)
Service revenues	$4	$4
Product sales (1)	155	108

Net realized gain (loss) from derivative instruments (1)	(2)	5
Net unrealized gain (loss) from derivative instruments	(29)	3
Net gain (loss) from commodity derivatives	(31)	8

Net revenues from upstream operations, corporate, and other business activities.	128	120

Other costs and expenses	(53)	(44)
Modified EBITDA from upstream operations, corporate, and other business activities	$75	$76

Net realized product sales	$153	$113
________________
(1)    Included as a component of Net realized product sales.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Modified EBITDA from upstream operations, corporate, and other business activities decreased slightly primarily due to:
•A $32 million unfavorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions;
•A $9 million unfavorable change in other costs and expenses primarily related to upstream operations, including an increase from the Crowheart Acquisition in November 2024; partially offset by
•A $40 million increase in Net realized product sales from upstream operations primarily due to higher production volumes and higher net realized commodity prices associated with Williams’ Wamsutter region production, including the Crowheart Acquisition. The first quarter of 2025 also benefited from higher net realized commodity prices associated with Williams’ South Mansfield production in the Haynesville Shale region.

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Three Months Ended March 31,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$690	+38	+6%	$652
Natural gas storage service revenues	55	+7	+15%	48
Natural gas product sales	18	-6	-25%	24
Other service revenues	7	-1	-13%	8
Total revenues	770			732

Costs and expenses:
Natural gas product costs	18	+6	+25%	24
Operating and maintenance expenses	124	-4	-3%	120
Selling, general, and administrative expenses	57	-6	-12%	51
Depreciation and amortization expenses	149	-15	-11%	134
Taxes, other than income taxes	30	-2	-7%	28
Other (income) expense – net	6	-21	NM	(15)
Total costs and expenses	384			342

Operating income (loss)	386	-4	-1%	390

Interest expense	(81)	—	—%	(81)
Interest income	8	-10	-56%	18
Allowance for equity and borrowed funds used during construction (AFUDC)	9	-14	-61%	23
Other income (expense) – net	(1)	1	+50%	(2)

Net income (loss)	$321	-27	-8%	$348
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues because, under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Transco’s transportation rates.
Transco has cash out sales, which settle gas imbalances with shippers. In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems, which may deliver

Management’s Discussion and Analysis (Continued)
different quantities of gas on Transco’s behalf than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables. Transco’s tariff includes a method whereby the majority of transportation imbalances are settled on a monthly basis through cash out sales or purchases. The cash out sales have no impact on Transco’s operating income.

Revenues increased primarily due to:
•A $38 million increase in Natural gas transportation service revenues primarily due to additional capacity from placing the Regional Energy Access Expansion fully into service in August 2024, the impact of placing the Southside Reliability Enhancement into service in November 2024, higher electric power costs in 2025, and transportation rate increases effective March 1, 2025 partially offset by one less billing day in 2025. Electric power costs are recovered from our customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on our results of operations;
•A $7 million increase in Natural gas storage service revenues primarily due an increase in rates that became effective during the second quarter of 2024 and an increase in rates that became effective March 1, 2025;
•A $6 million decrease in Natural gas product sales due to lower cash-out volumes, partially offset by higher than average cash-out pricing, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations;
Natural gas product costs increased, directly offsetting Natural gas product sales and resulting in no net impact on our results of operations.
Operating and maintenance expenses increased primarily due to higher employee-related costs and higher electric power costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations.
Depreciation and amortization expenses increased as a result of an increase in depreciation rates effective March 1, 2025, and due to assets and expansion projects placed into service, partially offset by a decrease in ARO related depreciation (offset in Other income (expense) – net resulting in no net impact on Transco’s results of operations).
Other (income) expense – net changed unfavorably primarily driven by an unfavorable change associated with the deferral of ARO related depreciation (offset in Depreciation and amortization expenses resulting in no net impact on Transco’s results of operations), an unfavorable change in the amortization of ARO regulatory assets, an unfavorable change in the amortization of the regulatory pension liabilities, and an unfavorable change associated with disposition of certain project materials.
Interest income decreased due to a decrease in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2025.
Allowance for equity and borrowed funds used during construction (AFUDC) decreased as a result of lower eligible capital expenditures.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Three Months Ended March 31,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$105	$-5	-5%	$110
Natural gas storage service revenues	4	—	—%	4
Other service revenues	2	-1	-33%	3
Total revenues	111			117

Costs and expenses:
Operating and maintenance expenses	21	+1	+5%	22
Selling, general, and administrative expenses	13	-1	-8%	12
Depreciation and amortization expenses	29	-2	-7%	27
Taxes, other than income taxes	4	-1	-33%	3
Other (income) expense - net	(6)	+3	+100%	(3)
Total costs and expenses	61			61

Operating income (loss)	50	-6	-11%	56

Interest expense	(7)	—	—%	(7)
Allowance for equity and borrowed funds used during construction (AFUDC)	2	—	—%	2
Other income (expense) – net	1	-1	-50%	2

Net income (loss)	$46	$-7	-13%	$53
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2025 vs. three months ended March 31, 2024
Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Revenues decreased primarily due to:
•A $5 million decrease in Natural gas transportation service revenues primarily due to a decrease in long-term firm transportation;
•A $1 million decrease in Other service revenues from lower park and loan services.

Management’s Discussion and Analysis (Continued)
Other (income) expense - net changed favorably primarily as a result of projects transferred to capital.
Operating and maintenance expenses decreased primarily due to lower contract services related to pipeline maintenance inspection activities.
Other income (expense) – net decreased due to lower interest income earned on NWP’s advances to affiliates, which had a reduced balance in 2025.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Williams’ growth capital and investment expenditures in 2025 are expected to range from $2.575 billion to $2.875 billion, excluding acquisitions. Growth capital spending in 2025 primarily includes the Socrates Power Solution Facilities project, projects supporting growth in the Haynesville Shale basin (including Louisiana Energy Gateway expansion project), Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business. Williams also expects to invest capital in the development of its upstream oil and gas properties.  In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. Williams intends to fund substantially all planned 2025 capital spending with cash available after paying dividends. Williams retains the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of its common stock.
On January 9, 2025, Williams issued $1.5 billion of long-term debt and on January 15, 2025, Williams retired $750 million of long term debt (see Note 7 – Debt and Banking Arrangements).
On January 3, 2025, Williams paid the remaining $100 million of the Gulf Coast Storage Acquisition purchase price obligation (see Note 3 – Acquisitions and Divestitures).
As of March 31, 2025, Williams, including consolidated subsidiaries, has approximately $3.0 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
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

Management’s Discussion and Analysis (Continued)
As of March 31, 2025, Williams has approximately $24.1 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of March 31, 2025, Williams had a working capital deficit of $3.731 billion, including cash and cash equivalents and long-term debt due within one year. Williams available liquidity is as follows:

March 31, 2025
(Millions)
Cash and cash equivalents	$100
Capacity available under Williams’ $3.75 billion credit facility, less amounts outstanding under Williams’ $3.5 billion commercial paper program (1)	3,428
$3,528
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had $322 million of Commercial paper (at par value) outstanding as of March 31, 2025. Through March 31, 2025, the highest amount outstanding under the commercial paper program and credit facility during 2025 was $475 million. Williams expects to be in compliance with the financial covenants associated with the credit facility for the March 31, 2025, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders from $0.4750 per share paid in each quarter of 2024, to $0.50 per share paid in March 2025.
Distributions from Equity-Method Investees
The organizational documents of entities in which Williams has an equity-method investment generally require periodic distributions of their available cash to their members. In each case, available cash is reduced, in part, by reserves appropriate for operating their respective businesses.
Credit Ratings
The interest rates at which Williams is able to borrow money are impacted by its credit ratings, which are currently as follows:

Rating Agency	Outlook	Senior Unsecured Debt Rating
S&P Global Ratings	Stable	BBB+
Moody’s Investors Service	Positive	Baa2
Fitch Ratings	Positive	BBB
In April 2025 Moody’s Investors Service changed its Outlook from Stable to Positive. In March 2025 S&P Global Ratings changed its Senior Unsecured Debt Rating to BBB+ with Stable Outlook. In January 2025, Fitch Ratings changed its Outlook from Stable to Positive.
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

Management’s Discussion and Analysis (Continued)
future cost of borrowing and, if ratings were to fall below investment-grade, could require it to provide additional collateral to third parties, negatively impacting Williams’ available liquidity.
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Williams Consolidated Statement of Cash Flows:

	Cash Flow	Three Months Ended March 31,
	Category	2025	2024
		(Millions)
Sources of cash and cash equivalents:
Proceeds from long-term debt	Financing	$1,497	$2,099
Net cash provided (used) by operating activities	Operating	1,433	1,234

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,012)	(544)
Payments of long-term debt	Financing	(853)	(1,012)
Common dividends paid	Financing	(610)	(579)
Purchases of and contributions to equity-method investments	Investing	(163)	(52)
Proceeds from (payments of) commercial paper – net	Financing	(132)	(723)
Dividends and distributions paid to noncontrolling interests	Financing	(69)	(64)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1)	(1,851)

Other sources / (uses) – net	Financing and Investing	(50)	9
Increase (decrease) in cash and cash equivalents		$40	$(1,483)
Operating activities
The factors that determine Williams’ operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation, depletion, and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments , Inventory write-downs, and Amortization of stock-based awards.
Williams’ Net cash provided (used) by operating activities for the three months ended March 31, 2025, increased from the same period in 2024 primarily due to favorable changes in net operating working capital and margin requirements, partially offset by lower distributions from equity-method investees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Williams’ current interest rate risk exposure, inclusive of subsidiaries, is related primarily to its debt portfolio. The debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under the credit facility and any issuances under Williams’ commercial paper program could be at a variable interest rate and could expose it to the risk of increasing interest rates. The maturity of Williams’ long-term debt portfolio is partially influenced by the expected lives of its operating assets. Williams may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances (see Note 7 – Debt and Banking Arrangements).
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
The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at March 31, 2025 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Level (1)		2025	2026 - 2027	2028 - 2029+
	(Millions)
Level 1 (2)	$(134)	$(42)	$(85)	$(7)
Level 2	(267)	(54)	(126)	(87)
Level 3	18	6	(6)	18
Fair value of contracts outstanding at March 31, 2025	$(383)	$(90)	$(217)	$(76)
_______________
(1)See Note 8 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 9 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $284 million of net cash collateral in Level 1.
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

Williams actively monitors open commodity marketing positions and the resulting VaR and maintains a relatively small risk exposure as total buy volume is close to sell volume, with minimal open natural gas price risk.
The VaR associated with Williams’ integrated natural gas trading operations was $8 million at March 31, 2025 and $4 million at December 31, 2024. Williams had the following VaRs for the period shown:

Three Months Ended March 31, 2025
(Millions)
Average	$8
High	$17
Low	$5
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $11 million at March 31, 2025 and $8 million at December 31, 2024. Williams had the following VaRs for the period shown:

Three Months Ended March 31, 2025
(Millions)
Average	$11
High	$15
Low	$8
Item 4. Controls and Procedures
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
Williams purchased Rimrock as part of the Rimrock Asset Purchase on January 31, 2025. Rimrock’s total revenues constituted approximately 1 percent of total revenues as shown in Williams’ consolidated financial statements for the three months ended March 31, 2025. Rimrock’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at March 31, 2025. As disclosed in Note 3 – Acquisitions and Divestitures, Williams acquired Crowheart on November 1, 2024, and its total revenues constituted approximately 1 percent of total revenues as shown in Williams’ consolidated financial statements for the three months ended March 31, 2025. Crowheart’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at March 31, 2025. Williams has excluded Rimrock’s and Crowheart’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of Williams’ disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
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

Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting.
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 10 – Contingencies included under Part I, Item 1 Financial Statements of this report, which information is incorporated by reference into this Item.

Other Litigation
The additional information called for by this Item is provided in Note 10 – Contingencies included under Part I, Item 1 Financial Statements of this report, which information is incorporated by reference into this Item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025, includes risk factors that could materially affect Williams’, Transco’s, and NWP’s businesses, financial condition, or future results. Those Risk Factors have not materially changed.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	—	$—	—	$1,360,938,325
February 1 - February 28, 2025	—	$—	—	$1,360,938,325
March 1 - March 31, 2025	—	$—	—	$1,360,938,325
Total	—		—
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of Williams adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Williams

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

10.1§*	—	Form A of Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later.
10.2§*	—	Form B of Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later.
10.3§*	—	Form of Restricted Stock Unit Award Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later.
10.4§*	—	Form of Two-Year Ratable Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later.
10.5§*	—	Form of Three-Year Ratable Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later.
31.1*	—
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

32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	—	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	—	XBRL Taxonomy Extension Schema.
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase.

Exhibit No.		Description

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase.
104*	—	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
§    Management contract or compensatory plan or arrangement.

Transco
The following instruments are included as exhibits to this report.

Exhibit No.	Description

2
Certificate of Conversion of Transcontinental Gas Pipeline Company, LLC dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 2.1 to Transcontinental Gas Pipe Line Company, LLC’s annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.5
Certificate of Formation of Transcontinental Gas Pipe Line Company, LLC dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011 as Exhibit 3.1 to Transcontinental Gas Pipe Line Company, LLC’s annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.6
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010 as Exhibit 3.2 to Transcontinental Gas Pipe Line Company, LLC’s quarterly report on Form 10-Q (File No. 001-07584) and incorporated herein by reference).

31.3*
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

NWP
The following instruments are included as exhibits to this report.

Exhibit No.	Description

2
Certificate of Conversion of Northwest Pipeline GP (filed July 3, 2013 as Exhibit 2.1 to Transcontinental Gas Pipeline Company, LLC and Northwest Pipeline LLC current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.7
Certificate of Formation of Northwest Pipeline LLC (filed July 3, 2013 as Exhibit 2.2 to Transcontinental Gas Pipeline Company, LLC and Northwest Pipeline LLC current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.8
Operating Agreement of Northwest Pipeline LLC (filed July 3, 2013 as Exhibit 3.1 to Transcontinental Gas Pipeline Company, LLC and Northwest Pipeline LLC current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

31.5*
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.6*
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104*	Cover Page Interactive Data File. The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document (contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

The Williams Companies, Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WILLIAMS COMPANIES, INC.
(Registrant)

/s/ Mary A. Hausman
Mary A. Hausman
Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)
May 5, 2025

Transcontinental Gas Pipe Line Company, LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
May 5, 2025

Northwest Pipeline LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
May 5, 2025