Form 10-Q
period 2025-06-30
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2025-08-04
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The Williams Companies, Inc.	☐
Transcontinental Gas Pipe Line Company, LLC	☐
Northwest Pipeline LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Williams Companies, Inc.	Yes	☐	No	☑
Transcontinental Gas Pipe Line Company, LLC	Yes	☐	No	☑
Northwest Pipeline LLC	Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

July 31, 2025
The Williams Companies, Inc.	1,221,177,427
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
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

PART I
Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions, except per-share amounts)
Revenues:
Service revenues	$2,041	$1,837	$4,044	$3,742
Service revenues – commodity consideration	47	18	96	48
Product sales	657	610	1,715	1,455
Net gain (loss) from commodity derivatives	36	(129)	(26)	(138)
Total revenues	2,781	2,336	5,829	5,107
Costs and expenses:
Product costs	474	424	1,089	950
Net processing commodity expenses	4	17	32	22
Operating and maintenance expenses	572	522	1,114	1,033
Depreciation, depletion, and amortization expenses	605	540	1,190	1,088
Selling, general, and administrative expenses	168	164	362	350
Other (income) expense – net	13	(27)	3	(44)
Total costs and expenses	1,836	1,640	3,790	3,399
Operating income (loss)	945	696	2,039	1,708
Equity earnings (losses)	142	147	297	284
Other investing income (loss) – net	4	18	12	42
Interest expense	(350)	(339)	(699)	(688)
Other income (expense) – net	16	33	30	64
Income (loss) before income taxes	757	555	1,679	1,410
Less: Provision (benefit) for income taxes	174	129	367	322
Net income (loss)	583	426	1,312	1,088
Less: Net income (loss) attributable to noncontrolling interests	37	25	75	55
Net income (loss) attributable to The Williams Companies, Inc.	546	401	1,237	1,033
Less: Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$546	$401	$1,236	$1,032
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.45	$.33	$1.01	$.85
Weighted-average shares (thousands)	1,221,650	1,219,367	1,221,158	1,218,761
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.45	$.33	$1.01	$.84
Weighted-average shares (thousands)	1,224,284	1,222,236	1,224,462	1,222,229
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Net income (loss)	$583	$426	$1,312	$1,088
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $(1) and $(1) in 2025 and $(2) and $(5) in 2024	2	4	3	15
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $— and $— in 2025 and $— and $— in 2024	—	—	(1)	(1)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $— and $— in 2025 and $— and $— in 2024	(1)	(1)	(1)	(1)
Other comprehensive income (loss)	1	3	1	13
Comprehensive income (loss)	584	429	1,313	1,101
Less: Comprehensive income (loss) attributable to noncontrolling interests	37	25	75	55
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$547	$404	$1,238	$1,046
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2025	2024
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$903	$60
Trade accounts and other receivables (net of allowance of ($1) at June 30, 2025 and December 31, 2024)	1,563	1,863
Inventories	335	279
Derivative assets	202	267
Other current assets and deferred charges	218	192
Total current assets	3,221	2,661
Investments	4,209	4,140
Property, plant, and equipment	59,391	57,395
Accumulated depreciation, depletion, and amortization	(19,618)	(18,703)
Property, plant, and equipment – net	39,773	38,692
Intangible assets – net	7,100	7,209
Regulatory assets, deferred charges, and other	1,838	1,830
Total assets	$56,141	$54,532

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,414	$1,613
Derivative liabilities	108	164
Other current liabilities	1,521	1,360
Commercial paper	—	455
Long-term debt due within one year	2,969	1,720
Total current liabilities	6,012	5,312
Long-term debt	25,603	24,736
Deferred income tax liabilities	4,563	4,376
Regulatory liabilities, deferred income, and other	5,158	5,268
Contingent liabilities and commitments (Note 10)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at June 30, 2025 and December 31, 2024; 35 thousand shares issued at June 30, 2025 and December 31, 2024)	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2025 and December 31, 2024; 1,260 million shares issued at June 30, 2025 and 1,258 million shares issued at December 31, 2024)	1,260	1,258
Capital in excess of par value	24,633	24,643
Retained deficit	(12,387)	(12,396)
Accumulated other comprehensive income (loss)	77	76
Treasury stock, at cost (39 million shares at June 30, 2025 and December 31, 2024 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,438	12,436
Noncontrolling interests in consolidated subsidiaries	2,367	2,404
Total equity	14,805	14,840
Total liabilities and equity	$56,141	$54,532
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at March 31, 2025	$35	$1,260	$24,616	$(12,320)	$76	$(1,180)	$12,487	$2,378	$14,865
Net income (loss)	—	—	—	546	—	—	546	37	583
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($0.50 per share)	—	—	—	(611)	—	—	(611)	—	(611)
Stock-based compensation and related common stock issuances, net of tax	—	—	17	—	—	—	17	—	17
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(62)	(62)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	14	14
Other	—	—	—	(2)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	—	17	(67)	1	—	(49)	(11)	(60)
Balance at June 30, 2025	$35	$1,260	$24,633	$(12,387)	$77	$(1,180)	$12,438	$2,367	$14,805

Balance at March 31, 2024	$35	$1,258	$24,564	$(12,238)	$10	$(1,180)	$12,449	$2,481	$14,930
Net income (loss)	—	—	—	401	—	—	401	25	426
Other comprehensive income (loss)	—	—	—	—	3	—	3	—	3
Cash dividends – common stock ($0.475 per share)	—	—	—	(579)	—	—	(579)	—	(579)
Stock-based compensation and related common stock issuances, net of tax	—	—	25	—	—	—	25	—	25
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(66)	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	10	10
Other	—	—	—	(3)	—	—	(3)	—	(3)
Net increase (decrease) in equity	—	—	25	(181)	3	—	(153)	(31)	(184)
Balance at June 30, 2024	$35	$1,258	$24,589	$(12,419)	$13	$(1,180)	$12,296	$2,450	$14,746

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2024	35	1,258	24,643	(12,396)	76	(1,180)	12,436	2,404	14,840
Net income (loss)	—	—	—	1,237	—	—	1,237	75	1,312
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($1.00 per share)	—	—	—	(1,221)	—	—	(1,221)	—	(1,221)
Stock-based compensation and related common stock issuances, net of tax	—	2	(10)	—	—	—	(8)	—	(8)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(131)	(131)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Other	—	—	—	(7)	—	—	(7)	—	(7)
Net increase (decrease) in equity	—	2	(10)	9	1	—	2	(37)	(35)
Balance at June 30, 2025	$35	$1,260	$24,633	$(12,387)	$77	$(1,180)	$12,438	$2,367	$14,805

Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	1,033	—	—	1,033	55	1,088
Other comprehensive income (loss)	—	—	—	—	13	—	13	—	13
Cash dividends – common stock $0.95 per share)	—	—	—	(1,158)	—	—	(1,158)	—	(1,158)
Stock-based compensation and related common stock issuances, net of tax	—	2	11	—	—	—	13	—	13
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(130)	(130)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Other	—	—	—	(7)	—	—	(7)	—	(7)
Net increase (decrease) in equity	—	2	11	(132)	13	—	(106)	(39)	(145)
Balance at June 30, 2024	$35	$1,258	$24,589	$(12,419)	$13	$(1,180)	$12,296	$2,450	$14,746

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,312	$1,088
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	1,190	1,088
Provision (benefit) for deferred income taxes	186	258
Equity (earnings) losses	(297)	(284)
Distributions from equity-method investees	412	394
Net unrealized (gain) loss from commodity derivative instruments	(4)	223
Inventory write-downs	4	6
Amortization of stock-based awards	49	48
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	301	270
Inventories	(61)	(3)
Other current assets and deferred charges	(36)	12
Accounts payable	(265)	(219)
Other current liabilities	150	(76)
Changes in current and noncurrent commodity derivative assets and liabilities	19	(141)
Other, including changes in noncurrent assets and liabilities	(77)	(151)
Net cash provided (used) by operating activities	2,883	2,513
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(454)	(95)
Proceeds from long-term debt	2,994	2,100
Payments of long-term debt	(975)	(2,274)
Payments for debt issuance costs	(26)	(18)
Proceeds from issuance of common stock	5	5
Common dividends paid	(1,221)	(1,158)
Dividends and distributions paid to noncontrolling interests	(131)	(130)
Contributions from noncontrolling interests	19	36
Other – net	(57)	(18)
Net cash provided (used) by financing activities	154	(1,552)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,984)	(1,123)
Dispositions – net	(40)	(27)
Purchases of businesses, net of cash acquired (Note 3)	(1)	(1,844)
Purchases of and contributions to equity-method investments	(179)	(82)
Other – net	10	20
Net cash provided (used) by investing activities	(2,194)	(3,056)
Increase (decrease) in cash and cash equivalents	843	(2,095)
Cash and cash equivalents at beginning of year	60	2,150
Cash and cash equivalents at end of period	$903	$55
_________
(1) Increases to property, plant, and equipment	$(2,041)	$(1,141)
Changes in related accounts payable and accrued liabilities	57	18
Capital expenditures	$(1,984)	$(1,123)
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$694	$634	$1,384	$1,286
Natural gas storage service revenues	63	48	118	96
Natural gas product sales	26	22	44	46
Other service revenues	8	6	15	14
Total revenues	791	710	1,561	1,442

Costs and expenses:
Natural gas product costs	26	22	44	46
Operating and maintenance expenses	117	118	241	238
Selling, general, and administrative expenses	53	52	110	103
Depreciation and amortization expenses	166	131	315	265
Taxes, other than income taxes	31	29	61	57
Other (income) expense – net	15	(10)	21	(25)
Total costs and expenses	408	342	792	684

Operating income (loss)	383	368	769	758

Interest expense	(81)	(80)	(162)	(161)
Interest income	7	15	15	33
Allowance for equity and borrowed funds used during construction (AFUDC)	6	27	15	50
Other income (expense) – net	(1)	(1)	(2)	(3)

Net income (loss)	$314	$329	$635	$677

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30,	December 31,
	2025	2024
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	555	638
Trade	281	250
Affiliates	7	24
Other	10	12
Inventories	84	81
Regulatory assets	124	74
Other current assets and deferred charges	27	24
Total current assets	1,088	1,103

Property, plant and equipment	20,444	20,044
Accumulated depreciation and amortization	(6,256)	(5,941)
Property, plant, and equipment – net	14,188	14,103
Regulatory assets	265	320
Deferred charges and other	457	405
Total assets	$15,998	$15,931

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$230	$258
Affiliates	42	55
Regulatory liabilities	81	58
Other current liabilities	295	181
Asset retirement obligations	52	22
Long-term debt due within one year	1,035	35
Total current liabilities	1,735	609
Long-term debt	4,186	5,200
Regulatory liabilities	915	976
Asset retirement obligations	569	593
Deferred income and other	259	248
Contingent liabilities and commitments (Note 10)

Member’s equity:
Member’s capital	5,088	5,088
Retained earnings	3,246	3,217
Total member’s equity	8,334	8,305
Total liabilities and member’s equity	$15,998	$15,931
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Member’s Capital:
Balance at beginning and end of period	$5,088	$5,088	$5,088	$5,088
Retained Earnings:
Balance at beginning of period	3,292	3,077	3,217	3,049
Net income	314	329	635	677
Cash distributions to parent	(360)	(330)	(606)	(650)
Balance at end of period	3,246	3,076	3,246	3,076
Total Member’s Equity	$8,334	$8,164	$8,334	$8,164

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$635	$677
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	315	265
Allowance for equity funds used during construction (equity AFUDC)	(12)	(41)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	17	—
Trade and other accounts receivable	(29)	29
Inventories	(3)	1
Regulatory assets	(50)	6
Other current assets and deferred charges	(3)	(1)
Trade accounts payable	(17)	4
Affiliate payables	(13)	(16)
Other current liabilities	161	10
Other, including changes in noncurrent assets and liabilities	(14)	(56)
Net cash provided (used) by operating activities	987	878
FINANCING ACTIVITIES:
Proceeds from other financing obligations	2	2
Payments on other financing obligations	(17)	(15)
Cash distributions to parent	(606)	(650)
Net cash provided (used) by financing activities	(621)	(663)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(405)	(512)
Contributions and advances for construction costs	16	11
Dispositions - net	(47)	(41)
Advances to affiliate - net	83	326
Purchase of asset retirement obligations trust investments	(27)	(11)
Proceeds from sale of asset retirement obligations trust investments	14	12
Net cash provided (used) by investing activities	(366)	(215)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________
(1) Increase to property, plant, and equipment, exclusive of equity AFUDC	$(390)	$(579)
Changes in related accounts payable and accrued liabilities	(15)	67
Capital expenditures	$(405)	$(512)
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$107	$99	$212	$209
Natural gas storage service revenues	4	4	8	8
Other service revenues	2	2	4	5
Total revenues	113	105	224	222

Costs and expenses:
Operating and maintenance expenses	24	23	45	45
Selling, general, and administrative expenses	11	12	24	24
Depreciation and amortization expenses	30	27	59	54
Taxes, other than income taxes	4	4	8	7
Other (income) expense - net	(4)	(6)	(10)	(9)
Total costs and expenses	65	60	126	121

Operating income (loss)	48	45	98	101

Interest expense	(7)	(7)	(14)	(14)
Allowance for equity and borrowed funds used during construction (AFUDC)	2	2	4	4
Other income (expense) – net	2	3	3	5

Net income (loss)	$45	$43	$91	$96

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	June 30,	December 31,
	2025	2024
	(Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	64	—
Trade	37	39
Other	1	2
Inventories	9	9
Regulatory assets	4	6
Other current assets and deferred charges	4	6
Total current assets	119	62

Property, plant and equipment	4,312	4,218
Accumulated depreciation and amortization	(2,139)	(2,089)
Property, plant, and equipment – net	2,173	2,129
Regulatory assets	63	49
Deferred charges and other	31	29
Total assets	$2,386	$2,269

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Advances from affiliate	$—	$26
Trade	45	48
Affiliates	8	12
Regulatory liabilities	20	20
Other current liabilities	29	34
Long-term debt due within one year	85	85
Total current liabilities	187	225
Long-term debt	498	497
Regulatory liabilities	226	233
Asset retirement obligations	148	144
Deferred income and other	6	7
Contingent liabilities and commitments (Note 10)

Member’s Equity:
Member’s capital	1,205	1,074
Retained earnings	116	89
Total member’s equity	1,321	1,163
Total liabilities and member’s equity	$2,386	$2,269
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Member’s Capital:
Balance at beginning of period	$1,159	$1,074	$1,074	$1,074
Capital contributions from parent	46	—	131	—
Balance at end of period	1,205	1,074	1,205	1,074
Retained Earnings:
Balance at beginning of period	111	79	89	59
Net income	45	43	91	96
Cash distributions to parent	(40)	(43)	(64)	(76)
Balance at end of period	116	79	116	79
Total Member’s Equity	$1,321	$1,153	$1,321	$1,153

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$91	$96
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	59	54
Allowance for equity funds used during construction (equity AFUDC)	(3)	(3)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	—	1
Trade and other accounts receivable	3	6
Other current assets and deferred charges	1	—
Trade accounts payable	(2)	(2)
Affiliate payables	(4)	(5)
Other current liabilities	(3)	3
Other, including changes in noncurrent assets and liabilities	(26)	(14)
Net cash provided (used) by operating activities	116	136
FINANCING ACTIVITIES:
Cash distributions to parent	(64)	(76)
Cash contributions from parent	131	—
Advances from affiliate, net	(26)	—
Net cash provided (used) by financing activities	41	(76)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(92)	(94)
Contributions and advances for construction costs	5	7
Dispositions - net	(6)	(1)
Advances to affiliate - net	(64)	28
Net cash provided (used) by investing activities	(157)	(60)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(89)	$(101)
Changes in related accounts payable and accrued liabilities	(3)	7
Capital expenditures	$(92)	$(94)
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
Share Repurchase Program
In September 2021, Williams’ Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by management. Williams will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate Williams to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During the six months ended June 30, 2025 and 2024, there were no repurchases under the program. Cumulative repurchases to date under the program total $139 million.
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2025, Williams consolidated the following VIEs:
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
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	June 30,	December 31,
	2025	2024
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$72	$15
Trade accounts and other receivables – net	178	178
Inventories	6	5
Other current assets and deferred charges	3	7
Property, plant, and equipment – net	4,846	4,896
Intangible assets – net	1,886	1,940
Regulatory assets, deferred charges, and other	24	27
Accounts payable	(73)	(57)
Other current liabilities	(37)	(29)
Regulatory liabilities, deferred income, and other	(266)	(263)
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs due primarily to its limited participating rights as a minority equity holder. Williams’ maximum exposure to loss is limited to the carrying value of these investments (included within Investments in the Consolidated Balance Sheet), which totaled $214 million at June 30, 2025.
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
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at November 1, 2024. The allocation is considered preliminary because the valuation work has not been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment, which utilized the income approach for proved developed producing reserves and the market approach for undeveloped reserves; however, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified. After the March 31, 2025, financial statements were issued, Williams identified adjustments to the preliminary purchase price allocation, resulting in decreases of $56 million in property, plant, and equipment and $56 million in noncurrent liabilities.

(Millions)
Cash and cash equivalents	$94
Other current assets	15
Property, plant, and equipment – net	345
Other noncurrent assets	2
Total assets acquired	456

Current liabilities	(45)
Noncurrent liabilities	(59)
Total liabilities assumed	(104)

Net assets acquired	$352
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

Notes (Continued)
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

Notes (Continued)

Current liabilities	(11)
Noncurrent liabilities	(107)
Total liabilities assumed	(118)

Net assets acquired	$1,983
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and six months ended June 30, 2024, respectively, are presented as if the Crowheart Acquisition and Discovery Acquisition had been completed on January 1, 2023. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three Months Ended June 30, 2024
	As Reported	Pro Forma Crowheart	Pro Forma Discovery	Pro Forma Combined
	(Millions)
Revenues	$2,336	$17	$24	$2,377
Net income (loss) attributable to The Williams Companies, Inc.	401	3	(1)	403

	Six Months Ended June 30, 2024
	As Reported	Pro Forma Crowheart	Pro Forma Discovery	Pro Forma Combined
	(Millions)
Revenues	$5,107	$38	$49	$5,194
Net income (loss) attributable to The Williams Companies, Inc.	1,033	9	(4)	1,038
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
Note 4 – Related Party Transactions
Transco and NWP Affiliate Transactions
Cash Management Program
Transco and NWP are participants in Williams’ cash management program, and thus make advances to and receive advances from Williams. Advances to Williams are represented by demand notes and are classified as Trade accounts and other receivables - Advances to affiliate in the Balance Sheet. Advances from Williams are classified as Payables - Advances from affiliate. Advances are stated at the historical carrying amounts.

Notes (Continued)

	June 30,	December 31,
	2025	2024
	(Millions)
Advances to affiliate
Transco	$555	$638
NWP	64	—

Advances from affiliate
NWP	$—	$26
Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at June 30, 2025. Interest income is included in Interest income in the Statement of Net Income for Transco and Other income (expense) – net in the Statement of Net Income for NWP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Net interest income from advances
Transco	$6	$14	$12	$30
NWP	1	2	1	4
Other Affiliate Transactions
Revenues received from affiliates are included in Transco’s Total revenues in the Statement of Net Income. Costs of gas purchased from affiliates are included in Transco’s Natural gas product costs in the Statement of Net Income. All gas purchases are made at market or contracted prices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Transco affiliate activity
Total revenues	$22	$18	$42	$37
Natural gas product costs	3	1	5	3
Services necessary to operate Transco and NWP are provided by Williams and certain affiliates of Williams. Transco and NWP reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative, and management services, and Transco and NWP are charged for certain administrative expenses incurred by Williams. These charges are either directly assigned or allocated. Allocated charges are specific or general. Specific allocations are based on a relationship with the delivery of services and general allocations are based on a three-factor formula, which considers revenues; property, plant, and equipment; and payroll. In management’s estimation, the allocation methodologies used are reasonable and result in

Notes (Continued)
a reasonable allocation of costs of doing business incurred by Williams. Transco and NWP have recorded for these service expenses, which are primarily included in Operating and maintenance expenses and Selling, general, and administrative expenses in the Statement of Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Services from affiliates
Transco	$82	$75	$174	$160
NWP	21	21	45	43
Transco provided services to certain of its affiliates. Transco recorded reductions in operating expenses for services provided to and reimbursed by affiliates of $3 million and $6 million for three and six months ended June 30, 2024, respectively. No such costs were incurred for the three and six months ended June 30, 2025.
During July 2025, Transco and NWP declared and paid cash distributions of $301 million and $42 million, respectively, to Williams, and Williams made a cash contribution to NWP of $50 million.

Notes (Continued)
Note 5 – Revenue Recognition
Revenue by Category
The following tables present Williams’ revenue disaggregated by major service line:

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$927	$—	$—	$—	$—	$(21)	$906
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	226	460	441	—	—	(55)	1,072
Commodity consideration	28	—	19	—	—	—	47
Other	13	25	5	—	—	(5)	38
Total service revenues	1,194	485	465	—	—	(81)	2,063
Product sales	108	44	210	1,213	137	(397)	1,315
Total revenues from contracts with customers	1,302	529	675	1,213	137	(478)	3,378
Other revenues (1)	10	12	1	596	53	(1)	671
Other adjustments (2)	—	—	—	(1,420)	—	152	(1,268)
Total revenues	$1,312	$541	$676	$389	$190	$(327)	$2,781

Three Months Ended June 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$846	$—	$—	$—	$—	$(20)	$826
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	158	431	401	—	—	(37)	953
Commodity consideration	5	(5)	18	—	—	—	18
Other	11	23	5	—	—	(4)	35
Total service revenues	1,020	449	424	—	—	(61)	1,832
Product sales	40	23	191	922	86	(247)	1,015
Total revenues from contracts with customers	1,060	472	615	922	86	(308)	2,847
Other revenues (1)	8	11	6	337	2	(1)	363
Other adjustments (2)	—	—	—	(968)	—	94	(874)
Total revenues	$1,068	$483	$621	$291	$88	$(215)	$2,336

Notes (Continued)

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,847	$—	$—	$—	$—	$(41)	$1,806
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	418	922	871	—	—	(100)	2,111
Commodity consideration	51	1	44	—	—	—	96
Other	30	49	12	—	—	(10)	81
Total service revenues	2,346	972	927	—	—	(151)	4,094
Product sales	223	101	474	3,269	292	(888)	3,471
Total revenues from contracts with customers	2,569	1,073	1,401	3,269	292	(1,039)	7,565
Other revenues (1)	15	23	—	1,696	26	(2)	1,758
Other adjustments (2)	—	—	—	(3,865)	—	371	(3,494)
Total revenues	$2,584	$1,096	$1,401	$1,100	$318	$(670)	$5,829

Six Months Ended June 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,726	$—	$—	$—	$—	$(41)	$1,685
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	303	875	831	—	—	(75)	1,934
Commodity consideration	14	—	34	—	—	—	48
Other	24	47	11	—	—	(9)	73
Total service revenues	2,067	922	876	—	—	(125)	3,740
Product sales	101	48	439	2,228	194	(564)	2,446
Total revenues from contracts with customers	2,168	970	1,315	2,228	194	(689)	6,186
Other revenues (1)	19	22	7	1,170	14	(1)	1,231
Other adjustments (2)	—	—	—	(2,537)	—	227	(2,310)
Total revenues	$2,187	$992	$1,322	$861	$208	$(463)	$5,107
______________
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

Notes (Continued)
Contract Assets
The following tables present a reconciliation of contract assets:

	Three Months Ended June 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$104	$50	$14	$—	$22	$18
Revenue recognized in excess of amounts invoiced	28	40	—	3	1	1
Minimum volume commitments invoiced	(30)	(23)	(1)	—	—	—
Balance at end of period	$102	$67	$13	$3	$23	$19

	Six Months Ended June 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$98	$36	$10	$—	$21	$17
Revenue recognized in excess of amounts invoiced	58	81	4	3	3	2
Minimum volume commitments invoiced	(53)	(50)	(1)	—	—	—
Amortization of contract assets	(1)	—	—	—	(1)	—
Balance at end of period	$102	$67	$13	$3	$23	$19

Notes (Continued)
Contract Liabilities
The following tables present a reconciliation of contract liabilities:

	Three Months Ended June 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$1,016	$1,053	$171	$181	$—	$1
Payments received and deferred	86	75	—	—	—	—
Other additions	23	—	—	—	—	—
Significant financing component	2	2	—	—	—	—
Recognized in revenue	(73)	(66)	(3)	(2)	—	—
Balance at end of period	$1,054	$1,064	$168	$179	$—	$1

	Six Months Ended June 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$1,046	$1,081	$173	$184	$—	$2
Payments received and deferred	120	117	—	—	—	—
Other additions	23	—	—	—	—	—
Significant financing component	4	4	—	—	—	—
Recognized in revenue	(139)	(138)	(5)	(5)	—	(1)
Balance at end of period	$1,054	$1,064	$168	$179	$—	$1
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
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2025, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2025, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following tables present the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2025.

	Contract Liabilities
	Williams	Transco	NWP
	(Millions)
2025 (six months)	$120	$5	$—
2026 (one year)	171	10	—
2027 (one year)	152	11	—
2028 (one year)	130	11	—
2029 (one year)	93	11	—
Thereafter	388	120	—
Total	$1,054	$168	$—

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2025 (six months)	$2,184	$1,483	$197
2026 (one year)	4,348	2,819	399
2027 (one year)	4,069	2,655	380
2028 (one year)	3,368	2,170	367
2029 (one year)	2,796	1,764	348
Thereafter	15,295	11,160	2,246
Total	$32,060	$22,051	$3,937
Accounts Receivable
The following is a summary of Williams’ Trade accounts and other receivables:

	June 30, 2025	December 31, 2024
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,295	$1,494
Receivables from derivatives	209	294
Other accounts receivable	59	75
Trade accounts and other receivables	$1,563	$1,863
Transco and NWP receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates. Receivables that are not related to contracts with customers are included within Receivables - Advances to affiliate and Receivables - Other.

Notes (Continued)
Note 6 – Provision (Benefit) for Income Taxes
Williams’ Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Current:
Federal	$84	$19	$163	$54
State	11	4	18	10
	95	23	181	64
Deferred:
Federal	63	90	152	217
State	16	16	34	41
	79	106	186	258
Provision (benefit) for income taxes	$174	$129	$367	$322
The effective income tax rates for the total provision (benefit) for the three and six months ended June 30, 2025 and 2024, are greater than the federal statutory rate, primarily due to the effect of state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act was enacted. While Williams continues to evaluate certain impacts of the new law, it does expect a temporary deferral of upcoming federal income tax payments. The new law is not expected to have a significant impact on Williams’ federal income tax provision for the 2025 full-year period.
Note 7 – Debt and Banking Arrangements
Issuances
Williams’ senior unsecured public debt issuances for 2025 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
June 30, 2025	June 30, 2030	$750	4.625%
June 30, 2025	September 30, 2035	750	5.300%
January 9, 2025	March 15, 2035	1,000	5.600%
January 9, 2025	March 15, 2055	500	6.000%

Retirements
Williams’ senior unsecured public debt retirements for 2025 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
January 15, 2025	January 15, 2025	$750	3.900%

Notes (Continued)
Credit Facility
Williams, Transco and NWP are party to a credit agreement with aggregate commitments available of $3.75 billion. In the second quarter of 2025, the maturity date of our Credit Agreement was extended one year and now expires October 8, 2028. Transco and NWP are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers.

	June 30, 2025
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		15
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.

Commercial Paper Program
At June 30, 2025, no commercial paper was outstanding under our commercial paper program.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2025:
Measured on a recurring basis:
ARO Trust investments - Transco	$323	$323	$323	$—	$—
Commodity derivative assets (1)	265	609	421	136	52
Commodity derivative liabilities (1)	(336)	(949)	(522)	(380)	(47)
Additional disclosures:
Guarantees	(35)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(22,394)	(21,941)	—	(21,941)	—
Transco	(5,221)	(5,254)	—	(5,254)	—
NWP	(583)	(579)	—	(579)	—
MountainWest	(374)	(373)	—	(373)	—
Total debt	(28,572)	(28,147)	—	(28,147)	—

Assets (liabilities) at December 31, 2024:
Measured on a recurring basis:
ARO Trust investments - Transco	$297	$297	$297	$—	$—
Commodity derivative assets (1)	344	726	427	188	111
Commodity derivative liabilities (1)	(400)	(1,070)	(532)	(475)	(63)
Additional disclosures:
Guarantees	(36)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(20,167)	(19,517)	—	(19,517)	—
Transco	(5,235)	(5,276)	—	(5,276)	—
NWP	(582)	(573)	—	(573)	—
MountainWest	(372)	(364)	—	(364)	—
Gulf Coast Storage deferred consideration (Note 3)	(100)	(100)	—	(100)	—
Total debt	(26,456)	(25,830)	—	(25,830)	—

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
Effective March 1, 2025, the annual funding obligation is approximately $64 million, with deposits made monthly.
Transco investments within the ARO Trust were as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money Market Funds	$24	$24	$27	$27
U.S. Equity Funds	53	153	53	146
International Equity Funds	32	47	32	40
Municipal Bond Funds	104	99	88	84
Total	$213	$323	$200	$297
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
Additional Fair Value Disclosures
Long-term debt, including current portion
The disclosed fair value of long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for the debt or similar instruments. The fair values of the financing obligations associated with Transco’s Dalton, Leidy South, and Atlantic Sunrise projects, as well as the deferred consideration obligation associated with the Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures), all included within long-term debt including current portion, were determined using an income approach.

Notes (Continued)
Guarantees
Guarantees primarily consist of a guarantee Williams has provided in the event of nonpayment by a previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is approximately $21 million at June 30, 2025. The exposure declines systematically through the remaining term of WilTel’s obligation.
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

Notes (Continued)
Volumes
At June 30, 2025, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	1,152,909,659
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(49,269,089)
Basis Risk	Natural Gas	MMBtu	491,724,037
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,249,000)
Basis Risk	Natural Gas Liquids	Barrels	75,000
Central Hub Risk - WTI	Crude Oil	Barrels	(475,000)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	June 30, 2025		December 31, 2024
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$418	$(528)	$508	$(635)
Noncurrent	191	(421)	218	(435)
Total commodity derivatives	$609	$(949)	$726	$(1,070)
Counterparty and collateral netting offset	(344)	613	(382)	670
Amounts recognized in Williams’ Consolidated Balance Sheet	$265	$(336)	$344	$(400)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$12	$(5)	$(28)	$81
Unrealized	24	(124)	2	(219)
	$36	$(129)	$(26)	$(138)

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(1)	$(1)	$(2)	$(5)
Unrealized	12	(7)	2	(4)
	$11	$(8)	$—	$(9)
Total net gain (loss) from commodity derivatives	$47	$(137)	$(26)	$(147)

Notes (Continued)
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At June 30, 2025, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $9 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At June 30, 2025 and December 31, 2024, net cash collateral held on deposit in broker margin accounts was $269 million, and $288 million, respectively.
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
Environmental Matters
The EPA, other federal agencies, and various state regulatory agencies routinely propose and promulgate new rules, issue updated guidance to rules, or revise existing rules. These rulemakings include, but are not limited to, reviews and updates to the National Ambient Air Quality Standards, and promulgation of rules for new and existing source performance standards for certain equipment emitting volatile organic compound and methane as well as limitations on emissions of greenhouse gas compounds. Regulatory changes are continuously monitored including how they may impact operations. Implementation of new or revised regulations may result in impacts to operations and increase the cost of additions to Property, plant, and equipment – net for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content or guidance and applicability timeframes, the cost of these regulatory impacts is not known at this time.
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. At June 30, 2025, Williams has accrued liabilities totaling $42 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At June 30, 2025, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party at various Superfund waste sites. At June 30, 2025, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expect to recover approximately $3 million through rates.
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2025, Williams has accrued liabilities totaling $7 million for these costs.

Notes (Continued)
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At June 30, 2025, Williams has accrued environmental liabilities of $24 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of their sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at their Eminence storage facility. At June 30, 2025, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.
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
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2025, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2025, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at June 30, 2025 for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
At June 30, 2025 and December 31, 2024, a total of $54 million and $38 million, respectively, were included in Regulatory assets and was comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At June 30, 2025 and December 31, 2024, $4 million and $3 million, respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $2 million for the six months ended June 30, 2025, and $1 million for the six months ended June 30, 2024, is reflected in Other income (expense) – net.
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
At June 30, 2025, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
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
Williams defines Modified EBITDA of reportable segments as follows:
•Income (loss) before income taxes excluding:
◦Contributions from upstream operations, corporate, and other business activities;
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
Segment assets include Investments, Property, plant, and equipment – net, and Intangible assets – net.

Notes (Continued)
The following tables present revenues, Modified EBITDA, significant expenses, and certain segment assets measures:

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended June 30, 2025
Segment revenues:
Service revenues
External	$1,150	$494	$393	$—	$2,037
Internal	26	3	53	—	82
Total service revenues	1,176	497	446	—	2,119
Total service revenues – commodity consideration	28	—	19	—	47
Product sales
External	31	17	31	529	608
Internal	77	27	179	(126)	157
Total product sales	108	44	210	403	765
Net gain (loss) from commodity derivatives
Realized	—	—	1	2	3
Unrealized	—	—	—	(16)	(16)
Total net gain (loss) from commodity derivatives (2)	—	—	1	(14)	(13)
Total revenues of reportable segments	$1,312	$541	$676	$389	$2,918
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(119)	(38)	(201)	(421)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	12
Operating and administrative expenses (3)	(286)	(113)	(150)	(19)
Recoverable power, transportation, and storage costs (4)	(55)	(41)	(15)	—
Other segment income (expenses) - net (5)	2	(2)	(1)	1
Proportional Modified EBITDA of equity-method investments	37	154	32	8
Total Modified EBITDA of reportable segments	$891	$501	$341	$(30)	$1,703
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					118
Depreciation, depletion, and amortization expenses					(605)
Equity earnings (losses)					142
Other investing income (loss) - net					4
Interest expense					(350)
Accretion expense associated with AROs for nonregulated operations					(24)
Proportional Modified EBITDA of equity-method investments					(231)
Income (loss) before income taxes					$757

Additions to long-lived segment assets	$725	$54	$238	$1	$1,018

Notes (Continued)

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended June 30, 2024
Segment revenues:
Service revenues
External	$999	$462	$372	$—	$1,833
Internal	24	3	35	—	62
Total service revenues	1,023	465	407	—	1,895
Total service revenues – commodity consideration	5	(5)	18	—	18
Product sales
External	25	5	34	508	572
Internal	15	18	157	(85)	105
Total product sales	40	23	191	423	677
Net gain (loss) from commodity derivatives
Realized	—	—	5	(33)	(28)
Unrealized	—	—	—	(99)	(99)
Total net gain (loss) from commodity derivatives (2)	—	—	5	(132)	(127)
Total revenues of reportable segments	$1,068	$483	$621	$291	$2,463
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(40)	(18)	(177)	(387)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(7)
Operating and administrative expenses (3)	(260)	(108)	(148)	(23)
Recoverable power, transportation, and storage costs (4)	(62)	(32)	(12)	—
Other segment income (expenses) - net (5)	53	3	(2)	—
Proportional Modified EBITDA of equity-method investments	49	153	36	—
Total Modified EBITDA of reportable segments	$808	$481	$318	$(126)	$1,481
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					47
Depreciation, depletion, and amortization expenses					(540)
Equity earnings (losses)					147
Other investing income (loss) - net					18
Interest expense					(339)
Accretion expense associated with AROs for nonregulated operations					(21)
Proportional Modified EBITDA of equity-method investments					(238)
Income (loss) before income taxes					$555

Additions to long-lived segment assets	$515	$43	$71	$—	$629

Notes (Continued)

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Six Months Ended June 30, 2025
Segment revenues:
Service revenues
External	$2,263	$987	$786	$—	$4,036
Internal	48	7	98	—	153
Total service revenues	2,311	994	884	—	4,189
Total service revenues – commodity consideration	51	1	44	—	96
Product sales
External	57	35	71	1,461	1,624
Internal	166	66	403	(319)	316
Total product sales	223	101	474	1,142	1,940
Net gain (loss) from commodity derivatives
Realized	(1)	—	(1)	(33)	(35)
Unrealized	—	—	—	(9)	(9)
Total net gain (loss) from commodity derivatives (2)	(1)	—	(1)	(42)	(44)
Total revenues of reportable segments	$2,584	$1,096	$1,401	$1,100	$6,181
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(242)	(90)	(455)	(934)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	2
Operating and administrative expenses (3)	(556)	(219)	(302)	(58)
Recoverable power, transportation, and storage costs (4)	(125)	(83)	(29)	—
Other segment income (expenses) - net (5)	15	(2)	10	1
Proportional Modified EBITDA of equity-method investments	73	313	70	11
Total Modified EBITDA of reportable segments	$1,749	$1,015	$695	$122	$3,581
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					193
Depreciation, depletion, and amortization expenses					(1,190)
Equity earnings (losses)					297
Other investing income (loss) - net					12
Interest expense					(699)
Accretion expense associated with AROs for nonregulated operations					(48)
Proportional Modified EBITDA of equity-method investments					(467)
Income (loss) before income taxes					$1,679

Additions to long-lived segment assets	$1,027	$113	$795	$1	$1,936

Notes (Continued)

	Transmission & Gulf of America	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Six Months Ended June 30, 2024
Segment revenues:
Service revenues
External	$2,028	$937	$769	$—	$3,734
Internal	44	7	75	—	126
Total service revenues	2,072	944	844	—	3,860
Total service revenues – commodity consideration	14	—	34	—	48
Product sales
External	55	7	106	1,215	1,383
Internal	46	41	333	(205)	215
Total product sales	101	48	439	1,010	1,598
Net gain (loss) from commodity derivatives
Realized	—	—	5	48	53
Unrealized	—	—	—	(197)	(197)
Total net gain (loss) from commodity derivatives (2)	—	—	5	(149)	(144)
Total revenues of reportable segments	$2,187	$992	$1,322	$861	$5,362
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(101)	(37)	(426)	(819)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(4)
Operating and administrative expenses (3)	(515)	(216)	(287)	(63)
Recoverable power, transportation, and storage costs (4)	(126)	(66)	(23)	—
Other segment income (expenses) - net (5)	97	2	(2)	—
Proportional Modified EBITDA of equity-method investments	95	310	61	—
Total Modified EBITDA of reportable segments	$1,637	$985	$645	$(25)	$3,242
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					123
Depreciation, depletion, and amortization expenses					(1,088)
Equity earnings (losses)					284
Other investing income (loss) - net					42
Interest expense					(688)
Accretion expense associated with AROs for nonregulated operations					(39)
Proportional Modified EBITDA of equity-method investments					(466)
Income (loss) before income taxes					$1,410

Additions to long-lived segment assets	$3,002	$107	$162	$—	$3,271

As of June 30, 2025
Equity-method investments by reportable segment	$263	$3,279	$458	$153	$4,153
Segment assets	$23,744	$12,727	$12,753	$188	$49,412

As of December 31, 2024
Equity-method investments by reportable segment	$272	$3,346	$476	$—	$4,094
Segment assets	$23,149	$12,918	$12,144	$46	$48,257
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
Significant expenses within net income include Operating and maintenance expenses and Selling, general, and administrative expenses, which are each separately presented on Transco’s Statement of Net Income. Other segment items within net income include natural gas product costs, depreciation and amortization expenses, taxes, other than income taxes, interest expense, interest income, other income (expense) – net, and AFUDC.
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
Significant expenses within net income include Operating and maintenance expenses and Selling, general, and administrative expenses, which are each separately presented on NWP’s Statement of Net Income. Other segment items within net income include depreciation and amortization expenses, taxes, other than income taxes, interest expense, other income (expense) – net, and AFUDC.
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
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to Williams’ current continuing operations and should be read in conjunction with the financial statements and combined notes thereto of this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2024, dated February 25, 2025.
Dividends
In June 2025, Williams paid a regular quarterly dividend of $0.50 per share.
Overview of Six Months Ended June 30, 2025
Net income (loss) attributable to The Williams Companies, Inc. for the six months ended June 30, 2025, increased $204 million compared to the six months ended June 30, 2024. Further discussion of the results is found in this report in the Results of Operations.
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
Data Center Power Projects
Williams continues to pursue projects to support the power demands created by new data center development, including an agreement with an unnamed large, investment-grade company to provide onsite natural gas and power generation infrastructure. See Expansion Projects for further discussion of Socrates.
Saber Asset Purchase
In June 2025, Williams acquired 100 percent of Saber Midstream, LLC (Saber). The acquisition, which was accounted for as an asset purchase, included cash consideration of $47 million and the retention of $113 million of Saber’s debt, which was separately repaid in full within the same month. Saber operates a gas gathering system in the Haynesville Shale region in the West segment.

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
Expansion Project Updates
Expansion projects placed into service for the current year are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Transmission & Gulf of America
Deepwater Shenandoah Project
In June 2021, Williams reached an agreement with two third parties to provide offshore natural gas gathering and transportation services as well as onshore natural gas processing services. The project expands the existing Gulf of America offshore infrastructure connecting to a third-party offshore lateral pipeline from the Shenandoah platform to Discovery’s existing Keathley Canyon Connector pipeline, adds onshore processing facilities at Larose, Louisiana to handle the expected rich Shenandoah production, and the natural gas liquids are now fractionated and marketed at Discovery’s Paradis plant in Louisiana. This project was placed into service in July 2025.
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

Management’s Discussion and Analysis (Continued)
West
Louisiana Energy Gateway
In August 2024, Williams began construction activities on new natural gas gathering assets in the Haynesville Shale basin to increase delivery of natural gas to premium markets, including Transco, industrial markets, and growing LNG export demand along the Gulf Coast. This project was placed into service in third-quarter 2025, increasing natural gas gathering capacity by 1.8 Bcf/d.
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
In 2025, Williams’ operating results are expected to benefit from the continued growth in the Transmission & Gulf of America segment, primarily reflecting the impacts of numerous expansion projects at Transco and the Gulf of America. Additionally, growth in 2025 includes the impact of the Transco rate case and higher gathering and processing results associated with growth in the DJ Basin and the Northeast. Williams also expects increases in Haynesville Shale volumes, including partial year impact of the Louisiana Energy Gateway expansion project and higher expected results from its upstream operations, including the full year impact of the Crowheart Acquisition. Williams also expects to benefit from the recent equity investment in Cogentrix. These increases are partially offset by a modest increase in expenses, lower gas marketing results, and lower expected Eagle Ford results in our West segment related to minimum volume commitment reductions.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2025 are expected to range from $2.575 billion to $2.875 billion, excluding acquisitions. Growth capital spending in 2025 primarily includes the Socrates Power Innovation project, projects supporting growth in the Haynesville Shale basin (including the Louisiana Energy Gateway expansion project), Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business. Williams also expects to invest capital in the development of its upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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

Management’s Discussion and Analysis (Continued)
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
Southeast Supply Enhancement
In October 2024, Transco filed a certificate application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia, and Alabama. Transco plans to place the project into service as early as the third quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,597 Mdth/d.

Management’s Discussion and Analysis (Continued)
Gillis West
Transco plans to file a prior notice application for the project with the FERC in 2026, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. Transco plans to place the project into service as early as the second quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.
Northeast Supply Enhancement
In May 2025, Transco filed a petition with the FERC for reissuance of the certificate authorization for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s Compressor Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. Also in May 2025, Transco filed applications with the states of New York, New Jersey, and Pennsylvania for Clean Water Act and related permits for the project. In August 2025, Transco executed precedent agreements with customers subscribing to all of the capacity under the project. Transco plans to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth⁄d.
Dalton Lateral II
Transco plans to file a certificate application for the project with the FERC in 2026. The project involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s main line near existing Station 115 to an existing power plant in Georgia. Transco plans to place the project into service as early as the fourth quarter of 2029, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity up to 460 Mdth/d.
Ryckman Creek Loop
NWP plans to file a prior notice application for the project with the FERC in 2025. The project involves an expansion of NWP’s existing natural gas transmission system to provide incremental firm transportation capacity from a receipt point in northeast Oregon (Stanfield) to multiple delivery points in southwest Wyoming. NWP plans to place the project into service as early as the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 50 Mdth/d.
Stanfield South
The project involves an expansion of NWP’s existing natural gas transmission system to provide year-round transportation capacity from the Stanfield receipt point in Oregon to multiple delivery points in Idaho. NWP plans to place the project into service as early as the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 80 Mdth/d.
Naughton Coal-to-Gas Conversion
The project involves an expansion of NWP’s existing natural gas transmission system to provide year-round transportation capacity to a power plant in southwest Wyoming. NWP plans to place the project into service as early as the second quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 98 Mdth/d.
Kelso-Beaver Reliability
NWP filed a certificate application for the project with the FERC in February 2025. The Kelso-Beaver Reliability project on NWP’s existing natural gas transmission system will provide year-round transportation capacity to various receipt and delivery points in Oregon. NWP plans to place the project into service during the

Management’s Discussion and Analysis (Continued)
fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 183 Mdth/d.
Huntingdon Connector
NWP plans to file a prior notice application for the project with the FERC in 2026. The project involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the Sumas receipt point to various delivery points in Washington. NWP plans to place the project into service during the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 78 Mdth/d.
Wild Trail
In May 2025, NWP filed a certificate application with the FERC for the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the White River Hub receipt point in western Colorado to various delivery points in southwest Wyoming and southern Colorado. This Wild Trail project is fully subscribed by an affiliate within Williams’ Gas & NGL Marketing Services segment. NWP plans to place the project into service during the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 83 Mdth/d.
Socrates
Williams has received partial approval and is waiting for full approval from the Ohio Power Siting Board for this Power Innovation project, which involves the construction of the Socrates North and South power generation facilities in New Albany, Ohio. Williams has agreed to invest approximately $1.6 billion to provide committed power generation and associated gas pipeline infrastructure for the project, which is expected to provide a combined 400 megawatts of committed onsite power generation capacity to the customer. The project is backed by a ten-year, primarily fixed-price power purchase agreement, with an option for the customer to extend. Williams plans to place the project into service in the second half of 2026, assuming timely receipt of permits.
West
Haynesville Gathering Expansion
In February 2023, Williams announced its agreement with a third party to facilitate natural gas production growth in the Haynesville Shale basin. Williams is constructing a greenfield gathering system in support of a 26,000-acre dedication. In April 2025, the third party sold a majority of their ownership interest to another party. The system, once completed, will provide natural gas gathering services to both parties who have also agreed to long-term capacity commitments on Williams’ Louisiana Energy Gateway expansion project. This project is expected to go into service in third-quarter 2025.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Change*		Six Months Ended June 30,		Change*
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Revenues:
Service revenues	$2,041	$1,837	+204	+11%	$4,044	$3,742	+302	+8%
Product sales and service revenues – commodity consideration	704	628	+76	+12%	1,811	1,503	+308	+20%
Net gain (loss) from commodity derivatives	36	(129)	+165	NM	(26)	(138)	+112	+81%
Total revenues	2,781	2,336			5,829	5,107
Costs and expenses:
Product costs and net processing commodity expenses	478	441	-37	-8%	1,121	972	-149	-15%
Operating and maintenance expenses	572	522	-50	-10%	1,114	1,033	-81	-8%
Depreciation, depletion, and amortization expenses	605	540	-65	-12%	1,190	1,088	-102	-9%
Selling, general, and administrative expenses	168	164	-4	-2%	362	350	-12	-3%
Other (income) expense – net	13	(27)	-40	NM	3	(44)	-47	NM
Total costs and expenses	1,836	1,640			3,790	3,399
Operating income (loss)	945	696			2,039	1,708
Equity earnings (losses)	142	147	-5	-3%	297	284	+13	+5%
Other investing income (loss) – net	4	18	-14	-78%	12	42	-30	-71%
Interest expense	(350)	(339)	-11	-3%	(699)	(688)	-11	-2%
Other income (expense) – net	16	33	-17	-52%	30	64	-34	-53%
Income (loss) before income taxes	757	555			1,679	1,410
Less: Provision (benefit) for income taxes	174	129	-45	-35%	367	322	-45	-14%
Net income (loss)	583	426			1,312	1,088
Less: Net income attributable to noncontrolling interests	37	25	-12	-48%	75	55	-20	-36%
Net income (loss) attributable to The Williams Companies, Inc.	$546	$401	+145	+36%	$1,237	$1,033	+204	+20%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects and increased transportation and storage rates that became effective March 1, 2025 at the Transmission & Gulf of America segment;

Management’s Discussion and Analysis (Continued)
•Higher volumes from the August 2024 Discovery Acquisition at the Transmission & Gulf of America segment (See Note 3 – Acquisitions and Divestitures), the January 2025 Rimrock Asset Purchase, the Haynesville Shale region at the West segment, and the Northeast JV at the Northeast G&P segment;
•Higher revenues associated with reimbursable expenses primarily in the Northeast G&P segment, which is offset by similar changes in the charges reflected in Operating and maintenance expenses; partially offset by
•Lower revenues in the Eagle Ford Shale region due to lower MVC revenue at the West segment.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher equity NGL sales and commodity consideration revenues associated with equity NGL production activity primarily driven by the Discovery Acquisition at the Transmission & Gulf of America segment;
•Higher product sales from upstream operations primarily related to higher volumes from the November 2024 Crowheart Acquisition at Other (See Note 3 – Acquisitions and Divestitures); partially offset by
•Lower marketing sales activities primarily related to lower NGLs marketing sales prices and lower net natural gas marketing sales activity at the Gas & NGL Marketing Services segment.
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
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily due to the Discovery Acquisition at the Transmission & Gulf of America segment; partially offset by
•Lower marketing activities primarily related to lower NGLs marketing purchases at the Gas & NGL Marketing Services segment, including from the Discovery Acquisition.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the Transmission & Gulf of America and West segments, as well as at Other and higher electricity and fuel primarily in the Northeast G&P segment (substantially offset by higher Service revenues discussed above).
Depreciation, depletion, and amortization expenses increased primarily related to the increase in depreciation rates effective March 1, 2025 at the Transmission & Gulf of America segment and assets acquired at the Transmission & Gulf of America and West segments, as well as at Other.
Other (income) expense – net within Operating income (loss) includes an unfavorable change in the amortization of regulatory assets and liabilities at the Transmission & Gulf of America segment.
The unfavorable change in Other investing income (loss) – net includes lower interest income earned on lower cash and cash equivalent balances.

Management’s Discussion and Analysis (Continued)
Interest expense was primarily impacted by Williams’ 2024 and 2025 debt issuances, partially offset by 2024 and 2025 debt retirements (see Note 7 – Debt and Banking Arrangements) and the absence of imputed interest on deferred consideration obligations related to previous acquisitions.
The unfavorable change in Other income (expense) – net below Operating income (loss) includes a decrease in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income. See Note 6 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects and increased transportation and storage rates that became effective March 1, 2025, at the Transmission & Gulf of America segment;
•Higher volumes from the August 2024 Discovery Acquisition at the Transmission & Gulf of America segment (See Note 3 – Acquisitions and Divestitures), January 2025 Rimrock Asset Purchase at the West segment, and the Northeast JV at the Northeast G&P segment;
•Higher revenues associated with reimbursable expenses primarily in the Northeast G&P segment, which is offset by similar changes in the charges reflected in Operating and maintenance expenses; partially offset by
•Lower revenues in the Eagle Ford Shale region due to lower MVC revenue at the West segment.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher equity NGL sales and commodity consideration revenues associated with equity NGL production activity primarily due to the Discovery Acquisition at the Transmission & Gulf of America segment and higher prices at the West segment;
•Higher marketing sales activities primarily related to higher NGLs marketing sales at the Gas & NGL Marketing Services segment and higher sales prices at the West segment;
•Higher product sales from upstream operations primarily related to higher volumes from the November 2024 Crowheart Acquisition at Other (See Note 3 – Acquisitions and Divestitures).
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as at Other (see Note 9 – Commodity Derivatives).
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher marketing activities primarily related to higher NGLs marketing purchases at the Gas & NGL Marketing Services segment;
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily due to the Discovery Acquisition at the Transmission & Gulf of America segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the Transmission & Gulf of America and West segments, as well as at Other and higher electricity and fuel primarily in the Northeast G&P segment (substantially offset by higher Service revenues discussed above).

Management’s Discussion and Analysis (Continued)
Depreciation, depletion, and amortization expenses increased primarily related to the increase in depreciation rates effective March 1, 2025 at the Transmission & Gulf of America segment and assets acquired at the Transmission & Gulf of America and West segments, as well as at Other.
Other (income) expense – net within Operating income (loss) includes an unfavorable change in the amortization of regulatory assets and liabilities and deferral of ARO-related depreciation at the Transmission & Gulf of America segment.
The unfavorable change in Other investing income (loss) – net includes lower interest income earned on lower cash and cash equivalent balances.
Interest expense was primarily impacted by Williams’ 2024 and 2025 debt issuances, partially offset by 2024 and 2025 debt retirements (see Note 7 – Debt and Banking Arrangements) and the absence of imputed interest on deferred consideration obligations related to previous acquisitions.
The unfavorable change in Other income (expense) – net below Operating income (loss) includes a decrease in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses.
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
Transmission & Gulf of America

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$1,176	$1,023	$2,311	$2,072
Product sales and service revenues – commodity consideration (1)	136	45	274	115
Net realized gain (loss) from commodity derivatives (1)	—	—	(1)	—
Segment revenues	1,312	1,068	2,584	2,187

Product costs and net processing commodity expenses (1)	(119)	(40)	(242)	(101)
Other segment costs and expenses	(339)	(269)	(666)	(544)
Proportional Modified EBITDA of equity-method investments	37	49	73	95
Transmission & Gulf of America Modified EBITDA	$891	$808	$1,749	$1,637

Commodity margins	$17	$5	$31	$14
_______________
(1)Included as a component of Commodity margins.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Transmission & Gulf of America Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $76 million increase in Transco’s revenues primarily associated with expansion projects placed in-service, notably Regional Energy Access in August 2024, Southside Reliability Enhancement in November 2024, Texas Louisiana Energy Pathway in April 2025, and Southeast Energy Connector in April 2025; and transportation and storage rate increases effective during the second quarter of 2024 and March 1, 2025;
•A $34 million increase in the Gulf Coast region primarily due to higher gathering and transportation volumes from the Whale expansion project that went in-service in January 2025 and production handling volumes from a new well at Gulfstar One in the Pickerel field;
•A $24 million increase primarily in gathering revenues due to the Williams’ Discovery Acquisition in August 2024 (see Note 3 – Acquisitions and Divestitures);
•A $9 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates.
Commodity margins increased primarily due to the Discovery Acquisition.
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including increased operating costs resulting from Williams’ Discovery Acquisition and the absence of a gain associated with MountainWest cash-out sales in 2024;
•Unfavorable change in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses;
•Unfavorable change in the amortization of regulatory assets and liabilities at Transco;
•Unfavorable change in the deferral of ARO-related depreciation at Transco.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as Discovery was consolidated.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Transmission & Gulf of America Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $120 million increase in Transco’s revenues primarily associated with expansion projects placed in service, notably Regional Energy Access in August 2024, Southside Reliability Enhancement in November 2024, Texas Louisiana Energy Pathway in April 2025, and Southeast Energy Connector in April 2025; and transportation and storage rate increases effective during the second quarter of 2024 and March 1, 2025;
•A $46 million increase primarily in gathering revenues due to the Discovery Acquisition;
•A $44 million increase in the Gulf Coast region primarily due to higher gathering and transportation volumes from the Whale expansion project that went in-service in January 2025 and production handling

Management’s Discussion and Analysis (Continued)
volumes from a new well at Gulfstar One in the Pickerel field, partially offset by shut-ins for maintenance activities at Devil’s Tower impacting the Taggart and Kodiak fields;
•A $22 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates.
Commodity margins increased primarily due to the Discovery Acquisition.
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including increased operating costs resulting from Williams’ Discovery Acquisition, corporate allocations, and employee-related costs; as well as the absence of a gain associated with MountainWest cash-out sales in 2024; partially offset by the absence of acquisition and transition costs related to Williams’ Gulf Coast Storage Acquisition in January 2024 (see Note 3 – Acquisitions and Divestitures);
•Unfavorable change in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses;
•Unfavorable change in the amortization of regulatory assets and liabilities at Transco;
•Unfavorable change in the deferral of ARO-related depreciation at Transco.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as Discovery was consolidated.
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$497	$465	$994	$944
Product sales and service revenues – commodity consideration (1)	44	18	102	48
Segment revenues	541	483	1,096	992

Product costs and net processing commodity expenses (1)	(38)	(18)	(90)	(37)
Other segment costs and expenses	(156)	(137)	(304)	(280)
Proportional Modified EBITDA of equity-method investments	154	153	313	310
Northeast G&P Modified EBITDA	$501	$481	$1,015	$985

Commodity margins	$6	$—	$12	$11

(1)Included as a component of Commodity margins.
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $17 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, and fractionation volumes, and higher gathering and processing rates;

Management’s Discussion and Analysis (Continued)
•A $9 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel (substantially offset by higher Service revenues discussed above).
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher gathering volumes and escalated rates. The increase was partially offset by a decrease at Aux Sable Liquid Products LP due to the sale of Williams’ investment in the third quarter of 2024.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $29 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, and fractionation volumes, and higher gathering and processing rates;
•A $17 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel (substantially offset by higher Service revenues discussed above).
Proportional Modified EBITDA of equity-method investments increased at Blue Racer primarily due to annual rate escalations and at Laurel Mountain Midstream, LLC primarily due to higher commodity-based gathering rates. Additionally, Appalachia Midstream Investments increased primarily driven by escalated gathering rates. The increase was partially offset by a decrease at Aux Sable Liquid Products LP due to the sale of Williams’ investment in the third quarter of 2024.

Management’s Discussion and Analysis (Continued)
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$446	$407	$884	$844
Product sales and service revenues – commodity consideration (1)	229	209	518	473

Net realized gain (loss) from commodity derivatives relating to service revenues	—	7	(1)	10
Net realized gain (loss) from commodity derivatives relating to product sales (1)	1	(2)	—	(5)
Net realized gain (loss) from commodity derivatives	1	5	(1)	5

Segment revenues	676	621	1,401	1,322

Product costs and net processing commodity expenses (1)	(201)	(177)	(455)	(426)
Other segment costs and expenses	(166)	(162)	(321)	(312)
Proportional Modified EBITDA of equity-method investments	32	36	70	61
West Modified EBITDA	$341	$318	$695	$645

Commodity margins	$29	$30	$63	$42
________________
(1)    Included as a component of Commodity margins.
Three months ended June 30, 2025 vs. three months ended June 30, 2024
West Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to:
•A $21 million increase in the DJ Basin region primarily associated with the Rimrock Asset Purchase;
•A $15 million increase in the Haynesville Shale region primarily due to higher gathering volumes;
•An $8 million increase in the Wamsutter region associated with higher gathering volumes;
•An $8 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing; partially offset by
•A $16 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Net realized gain (loss) from commodity derivatives relating to service revenues is unfavorable due to the absence of realized hedge positions in second-quarter 2025.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
West Modified EBITDA increased primarily due to higher Service revenues and Commodity margins.
Service revenues increased primarily due to:
•A $30 million increase in the DJ Basin region primarily due to higher gathering volumes associated with the Rimrock Asset Purchase;

Management’s Discussion and Analysis (Continued)
•A $16 million increase in the Haynesville Shale region primarily due to higher gathering volumes;
•A $14 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing;
•An $8 million increase in other NGL operations primarily associated with higher fractionation revenue due to higher volumes and higher rates driven by favorable commodity pricing; partially offset by
•A $29 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Net realized gain (loss) from commodity derivatives relating to service revenues reflects an unfavorable change in settled commodity prices relative to our natural gas hedge positions.
Commodity margins increased $21 million primarily due to $14 million higher margins from equity NGLs associated with higher net realized NGL sales prices and a $10 million increase in marketing margins from increased sales activities associated primarily with higher prices.
Other segment costs and expenses increased primarily due to higher operating expenses associated with the Rimrock Asset Purchase.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at OPPL.
Gas & NGL Marketing Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Product sales (1)	$403	$423	$1,142	$1,010

Net realized gain (loss) from commodity derivative instruments (1)	2	(33)	(33)	48
Net unrealized gain (loss) from commodity derivative instruments	(16)	(99)	(9)	(197)
Net gain (loss) from commodity derivatives	(14)	(132)	(42)	(149)

Segment revenues	389	291	1,100	861

Product costs (1)	(421)	(387)	(934)	(819)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	12	(7)	2	(4)
Other segment costs and expenses	(18)	(23)	(57)	(63)
Proportional Modified EBITDA of equity-method investments	8	—	11	—
Gas & NGL Marketing Services Modified EBITDA	$(30)	$(126)	$122	$(25)

Commodity margins	$(16)	$3	$175	$239
________________
(1)    Included as a component of Commodity margins.
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments, partially offset by lower Commodity margins.
Commodity margins decreased $19 million primarily due to an $11 million decrease in natural gas marketing margins, including $27 million of lower natural gas transportation capacity marketing margins due to unfavorable

Management’s Discussion and Analysis (Continued)
net realized pricing spreads. The decrease in natural gas marketing margins was partially offset by $16 million of higher natural gas storage marketing margins primarily driven by favorable realized derivative gains, partially offset by higher storage fees.
The change in Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2024 is primarily due to a change in forward commodity prices relative to hedge positions in 2025 compared to 2024.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments, partially offset by lower Commodity margins.
Commodity margins decreased $64 million primarily due to:
•A $49 million decrease in natural gas marketing margins, including $51 million of lower natural gas transportation capacity marketing margins due to unfavorable net realized pricing spreads. The decrease in natural gas marketing margins was partially offset by $2 million of higher natural gas storage marketing margins primarily driven by higher withdrawals in 2025 compared to 2024, partially offset by less favorable realized derivative gains.
•A $15 million decrease in NGL marketing margins including an unfavorable change in net realized gains and losses on sale of inventory in 2025 compared to 2024 driven by an unfavorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2024 primarily due to a change in forward commodity prices relative to hedge positions in 2025 compared to 2024.
Proportional Modified EBITDA of equity-method investments increased due to the March 2025 investment in Cogentrix.
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$4	$4	$8	$8
Product sales (1)	137	86	292	194

Net realized gain (loss) from derivative instruments (1)	9	23	7	28
Net unrealized gain (loss) from derivative instruments	40	(25)	11	(22)
Net gain (loss) from commodity derivatives	49	(2)	18	6

Net revenues from upstream operations, corporate, and other business activities.	190	88	318	208

Other costs and expenses	(72)	(41)	(125)	(85)
Modified EBITDA from upstream operations, corporate, and other business activities	$118	$47	$193	$123

Net realized product sales	$146	$109	$299	$222
________________
(1)    Included as a component of Net realized product sales.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2025 vs. three months ended June 30, 2024
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $65 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions;
•A $37 million increase in Net realized product sales from our upstream operations primarily due to higher production volumes associated with Williams’ Wamsutter region production, including the Crowheart Acquisition. The second quarter 2025 also benefited from higher net realized gas prices, which were partially offset by lower net realized oil prices compared to second quarter 2024; partially offset by
•A $31 million unfavorable change in other costs and expenses primarily related to upstream operations, including an increase from the Crowheart Acquisition in November 2024.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $77 million increase in Net realized product sales from upstream operations primarily due to higher production volumes and higher net realized commodity prices associated with Williams’ Wamsutter region production, including the Crowheart Acquisition. The first half of 2025 also benefited from higher net realized commodity prices associated with Williams’ South Mansfield production in the Haynesville Shale region;
•A $33 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions; partially offset by
•A $40 million unfavorable change in other costs and expenses primarily related to upstream operations, including an increase from the Crowheart Acquisition in November 2024.

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Six Months Ended June 30,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$1,384	+98	+8%	$1,286
Natural gas storage service revenues	118	+22	+23%	96
Natural gas product sales	44	-2	-4%	46
Other service revenues	15	+1	+7%	14
Total revenues	1,561			1,442

Costs and expenses:
Natural gas product costs	44	+2	+4%	46
Operating and maintenance expenses	241	-3	-1%	238
Selling, general, and administrative expenses	110	-7	-7%	103
Depreciation and amortization expenses	315	-50	-19%	265
Taxes, other than income taxes	61	-4	-7%	57
Other (income) expense – net	21	-46	NM	(25)
Total costs and expenses	792			684

Operating income (loss)	769	+11	+1%	758

Interest expense	(162)	-1	-1%	(161)
Interest income	15	-18	-55%	33
Allowance for equity and borrowed funds used during construction (AFUDC)	15	-35	-70%	50
Other income (expense) – net	(2)	+1	+33%	(3)

Net income (loss)	$635	-42	-6%	$677
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
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

Revenues increased primarily due to:

•An increase in Natural gas transportation service revenues primarily due to additional capacity from placing the following projects into service:
◦The Regional Energy Access Expansion in August 2024;
◦The Southside Reliability Enhancement in November 2024;
◦The Texas Louisiana Energy Pathway in April 2025; and
◦The Southeast Energy Connector in April 2025.
The increase in Natural gas transportation service revenues is also due to transportation rate increases effective March 1, 2025, partially offset by one less billing day in 2025 and lower electric power costs in 2025. Electric power costs are recovered from our customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on our results of operations;
•An increase in Natural gas storage service revenues primarily due to an increase in rates that became effective during the second quarter of 2024 and an increase in rates that became effective March 1, 2025;
•A decrease in Natural gas product sales due to lower cash-out volumes, partially offset by higher than average cash-out pricing, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations.
Natural gas product costs changed favorably, directly offsetting Natural gas product sales and resulting in no net impact on our results of operations.
Operating and maintenance expenses increased primarily due to higher employee-related costs partially offset by lower electric power costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations.
Depreciation and amortization expenses increased as a result of an increase in depreciation rates effective March 1, 2025, and due to assets and expansion projects placed into service, partially offset by a decrease in ARO related depreciation (offset in Other income (expense) – net resulting in no net impact on Transco’s results of operations).
Other (income) expense – net changed unfavorably primarily driven by an unfavorable change associated with the deferral of ARO related depreciation (offset in Depreciation and amortization expenses resulting in no net impact on Transco’s results of operations), an unfavorable change in the amortization of ARO regulatory assets, an unfavorable change in the amortization of the regulatory pension liabilities, and an unfavorable change in project feasibility costs.
Interest income decreased due to a decrease in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2025.
Allowance for equity and borrowed funds used during construction (AFUDC) decreased as a result of lower eligible capital expenditures.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Six Months Ended June 30,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$212	$ +3	+1%	$209
Natural gas storage service revenues	8	—	—%	8
Other service revenues	4	-1	-20%	5
Total revenues	224			222

Costs and expenses:
Operating and maintenance expenses	45	—	—%	45
Selling, general, and administrative expenses	24	—	—%	24
Depreciation and amortization expenses	59	-5	-9%	54
Taxes, other than income taxes	8	-1	-14%	7
Other (income) expense - net	(10)	+1	+11%	(9)
Total costs and expenses	126			121

Operating income (loss)	98	-3	-3%	101

Interest expense	(14)	—	—%	(14)
Allowance for equity and borrowed funds used during construction (AFUDC)	4	—	—%	4
Other income (expense) – net	3	-2	-40%	5

Net income (loss)	$91	$-5	-5%	$96
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Six months ended June 30, 2025 vs. six months ended June 30, 2024
Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Revenues increased primarily due to:
•An increase in Natural gas transportation service revenues primarily due to a cost recovery surcharge effective April 1, 2025, partially offset by one less billing day in 2025 and a decrease in short-term firm transportation;
•Partially offset by a decrease in Other service revenues from lower park and loan services.

Management’s Discussion and Analysis (Continued)
Other (income) expense - net changed favorably primarily as a result of projects transferred to capital.
Depreciation and amortization expenses increased due to additional assets placed in service in 2025.
Other income (expense) – net decreased primarily due to a decrease in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2025.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Williams’ growth capital and investment expenditures in 2025 are expected to range from $2.575 billion to $2.875 billion, excluding acquisitions. Growth capital spending in 2025 primarily includes the Socrates Power Innovation project, projects supporting growth in the Haynesville Shale basin (including the Louisiana Energy Gateway expansion project), Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business. Williams also expects to invest capital in the development of its upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. Williams intends to fund substantially all planned 2025 capital spending with cash available after paying dividends. Williams retains the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of its common stock.
During the first six months of 2025, Williams issued $3 billion of long-term debt and retired $750 million of long-term debt (see Note 7 – Debt and Banking Arrangements).
In June 2025, Williams acquired Saber for cash consideration of $47 million and the retention of $113 million of Saber’s debt, which was separately repaid in full within the same month. On January 3, 2025, Williams paid the remaining $100 million of the Gulf Coast Storage Acquisition purchase price obligation (see Note 3 – Acquisitions and Divestitures).
As of June 30, 2025, Williams, including consolidated subsidiaries, has approximately $3.0 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
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

Management’s Discussion and Analysis (Continued)
As of June 30, 2025, Williams has approximately $25.6 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2025, Williams had a working capital deficit of $2.791 billion, including cash and cash equivalents and long-term debt due within one year. Williams’ available liquidity is as follows:

June 30, 2025
(Millions)
Cash and cash equivalents	$903
Capacity available under Williams’ $3.75 billion credit facility, less amounts outstanding under Williams’ $3.5 billion commercial paper program (1)	3,750
$4,653
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had no Commercial paper outstanding as of June 30, 2025. Through June 30, 2025, the highest amount outstanding under the commercial paper program and credit facility during 2025 was $475 million. Williams expects to be in compliance with the financial covenants associated with the credit facility for the June 30, 2025, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders from $0.475 per share paid in each quarter of 2024, to $0.50 per share paid in March and June 2025.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Williams Consolidated Statement of Cash Flows:

	Cash Flow	Six Months Ended June 30,
	Category	2025	2024
		(Millions)
Sources of cash and cash equivalents:
Proceeds from long-term debt (Note 7)	Financing	$2,994	$2,100
Net cash provided (used) by operating activities	Operating	2,883	2,513

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,984)	(1,123)
Payments of long-term debt	Financing	(975)	(2,274)
Common dividends paid	Financing	(1,221)	(1,158)
Purchases of and contributions to equity-method investments	Investing	(179)	(82)
Proceeds from (payments of) commercial paper – net	Financing	(454)	(95)
Dividends and distributions paid to noncontrolling interests	Financing	(131)	(130)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1)	(1,844)

Other sources / (uses) – net	Financing and Investing	(89)	(2)
Increase (decrease) in cash and cash equivalents		$843	$(2,095)
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
Williams’ Net cash provided (used) by operating activities for the six months ended June 30, 2025, increased from the same period in 2024, primarily due to favorable changes in margin requirements and net operating working capital, as well as higher operating income (excluding non-cash items previously discussed).

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
The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at June 30, 2025 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Level (1)		2025	2026 - 2027	2028 - 2029+
	(Millions)
Level 1 (2)	$(101)	$(11)	$(67)	$(23)
Level 2	(244)	(20)	(143)	(81)
Level 3	5	6	(2)	1
Fair value of contracts outstanding at June 30, 2025	$(340)	$(25)	$(212)	$(103)
_______________
(1)See Note 8 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 9 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $269 million of net cash collateral in Level 1.
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
The VaR associated with Williams’ integrated natural gas trading operations was $8 million at June 30, 2025 and $4 million at December 31, 2024. Williams had the following VaRs for the period shown:

Six Months Ended June 30, 2025
(Millions)
Average	$9
High	$18
Low	$5
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $9 million at June 30, 2025 and $8 million at December 31, 2024. Williams had the following VaRs for the period shown:

Six Months Ended June 30, 2025
(Millions)
Average	$12
High	$18
Low	$8
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
Williams purchased Rimrock as part of the Rimrock Asset Purchase on January 31, 2025. Rimrock’s total revenues constituted approximately 1 percent of total revenues as shown in Williams’ consolidated financial statements for the six months ended June 30, 2025. Rimrock’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at June 30, 2025. As disclosed in Note 3 – Acquisitions and Divestitures, Williams acquired Crowheart on November 1, 2024, and its total revenues constituted approximately 1 percent of total revenues as shown in Williams’ consolidated financial statements for the six months ended June 30, 2025. Crowheart’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at June 30, 2025. Williams has excluded Rimrock’s and Crowheart’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of Williams’ disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for 1 year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
Transco
Disclosure Controls and Procedures
Transco’s management, including the Principal Executive Officer and Principal Financial Officer, does not expect that disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act) (Disclosure Controls) or internal control over financial reporting (Internal Controls) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of 2 or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Transco monitors the Disclosure Controls and Internal Controls and makes modifications as necessary; Transco’s intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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

Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	—	$—	—	$1,360,938,325
May 1 - May 31, 2025	—	$—	—	$1,360,938,325
June 1 - June 30, 2025	—	$—	—	$1,360,938,325
Total	—		—
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of Williams adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
August 4, 2025

Transcontinental Gas Pipe Line Company, LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
August 4, 2025

Northwest Pipeline LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
August 4, 2025