Form 10-Q
period 2025-09-30
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2025-11-03
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

The Williams Companies, Inc.	☐
Transcontinental Gas Pipe Line Company, LLC	☐
Northwest Pipeline LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Williams Companies, Inc.	Yes	☐	No	☑
Transcontinental Gas Pipe Line Company, LLC	Yes	☐	No	☑
Northwest Pipeline LLC	Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

October 30, 2025
The Williams Companies, Inc.	1,221,218,867
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
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

PART I
Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions, except per-share amounts)
Revenues:
Service revenues	$2,121	$1,911	$6,165	$5,653
Service revenues – commodity consideration	45	34	141	82
Product sales	701	703	2,416	2,158
Net gain (loss) from commodity derivatives	56	5	30	(133)
Total revenues	2,923	2,653	8,752	7,760
Costs and expenses:
Product costs	471	517	1,560	1,467
Net processing commodity expenses	14	7	46	29
Operating and maintenance expenses	583	580	1,697	1,613
Depreciation, depletion, and amortization expenses	564	566	1,754	1,654
Selling, general, and administrative expenses	168	170	530	520
Other (income) expense – net	14	(25)	17	(69)
Total costs and expenses	1,814	1,815	5,604	5,214
Operating income (loss)	1,109	838	3,148	2,546
Equity earnings (losses)	152	147	449	431
Other investing income (loss) – net	19	290	31	332
Interest expense	(372)	(338)	(1,071)	(1,026)
Other income (expense) – net	21	31	51	95
Income (loss) before income taxes	929	968	2,608	2,378
Less: Provision (benefit) for income taxes	246	227	613	549
Net income (loss)	683	741	1,995	1,829
Less: Net income (loss) attributable to noncontrolling interests	36	35	111	90
Net income (loss) attributable to The Williams Companies, Inc.	647	706	1,884	1,739
Less: Preferred stock dividends	1	1	2	2
Net income (loss) available to common stockholders	$646	$705	$1,882	$1,737
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.53	$.58	$1.54	$1.43
Weighted-average shares (millions)	1,222	1,220	1,221	1,219
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.53	$.58	$1.54	$1.42
Weighted-average shares (millions)	1,225	1,223	1,224	1,222
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Net income (loss)	$683	$741	$1,995	$1,829
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $— and $(1) in 2025 and $4 and $(1) in 2024	—	(13)	3	2
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $1 and $1 in 2025 and $— and $— in 2024	(1)	—	(2)	(1)
Pension and other postretirement benefits:
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $2 and $2 in 2025 and $— and $— in 2024	(3)	—	(4)	(1)
Other comprehensive income (loss)	(4)	(13)	(3)	—
Comprehensive income (loss)	679	728	1,992	1,829
Less: Comprehensive income (loss) attributable to noncontrolling interests	36	35	111	90
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$643	$693	$1,881	$1,739
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2025	2024
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70	$60
Trade accounts and other receivables (net of allowance of ($1) at September 30, 2025 and December 31, 2024)	1,480	1,863
Inventories	339	279
Derivative assets	157	267
Other current assets and deferred charges	225	192
Total current assets	2,271	2,661
Investments	4,188	4,140
Property, plant, and equipment	60,305	57,395
Accumulated depreciation, depletion, and amortization	(19,920)	(18,703)
Property, plant, and equipment – net	40,385	38,692
Intangible assets – net	7,004	7,209
Regulatory assets, deferred charges, and other	1,888	1,830
Total assets	$55,736	$54,532

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,406	$1,613
Derivative liabilities	101	164
Other current liabilities	1,472	1,360
Commercial paper	170	455
Long-term debt due within one year	2,228	1,720
Total current liabilities	5,377	5,312
Long-term debt	25,589	24,736
Deferred income tax liabilities	4,826	4,376
Regulatory liabilities, deferred income, and other	5,084	5,268
Contingent liabilities and commitments (Note 10)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at September 30, 2025 and December 31, 2024; 35 thousand shares issued at September 30, 2025 and December 31, 2024)	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2025 and December 31, 2024; 1,261 million shares issued at September 30, 2025 and 1,258 million shares issued at December 31, 2024)	1,261	1,258
Capital in excess of par value	24,656	24,643
Retained deficit	(12,354)	(12,396)
Accumulated other comprehensive income (loss)	102	76
Treasury stock, at cost (39 million shares at September 30, 2025 and December 31, 2024 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,520	12,436
Noncontrolling interests in consolidated subsidiaries	2,340	2,404
Total equity	14,860	14,840
Total liabilities and equity	$55,736	$54,532
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at June 30, 2025	$35	$1,260	$24,633	$(12,387)	$77	$(1,180)	$12,438	$2,367	$14,805
Net income (loss)	—	—	—	647	—	—	647	36	683
Other comprehensive income (loss)	—	—	—	—	(4)	—	(4)	—	(4)
Cash dividends – common stock ($0.50 per share)	—	—	—	(611)	—	—	(611)	—	(611)
Stock-based compensation and related common stock issuances, net of tax	—	1	23	—	—	—	24	—	24
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(66)	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Other	—	—	—	(3)	29	—	26	—	26
Net increase (decrease) in equity	—	1	23	33	25	—	82	(27)	55
Balance at September 30, 2025	$35	$1,261	$24,656	$(12,354)	$102	$(1,180)	$12,520	$2,340	$14,860

Balance at June 30, 2024	$35	$1,258	$24,589	$(12,419)	$13	$(1,180)	$12,296	$2,450	$14,746
Net income (loss)	—	—	—	706	—	—	706	35	741
Other comprehensive income (loss)	—	—	—	—	(13)	—	(13)	—	(13)
Cash dividends – common stock ($0.475 per share)	—	—	—	(579)	—	—	(579)	—	(579)
Stock-based compensation and related common stock issuances, net of tax	—	—	22	—	—	—	22	—	22
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Other	—	—	—	(4)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	—	22	123	(13)	—	132	(13)	119
Balance at September 30, 2024	$35	$1,258	$24,611	$(12,296)	$—	$(1,180)	$12,428	$2,437	$14,865

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2024	$35	$1,258	$24,643	$(12,396)	$76	$(1,180)	$12,436	$2,404	$14,840
Net income (loss)	—	—	—	1,884	—	—	1,884	111	1,995
Other comprehensive income (loss)	—	—	—	—	(3)	—	(3)	—	(3)
Cash dividends – common stock ($1.50 per share)	—	—	—	(1,832)	—	—	(1,832)	—	(1,832)
Stock-based compensation and related common stock issuances, net of tax	—	3	13	—	—	—	16	—	16
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(197)	(197)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Other	—	—	—	(10)	29	—	19	—	19
Net increase (decrease) in equity	—	3	13	42	26	—	84	(64)	20
Balance at September 30, 2025	$35	$1,261	$24,656	$(12,354)	$102	$(1,180)	$12,520	$2,340	$14,860

Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	1,739	—	—	1,739	90	1,829
Cash dividends – common stock $1.425 per share)	—	—	—	(1,737)	—	—	(1,737)	—	(1,737)
Stock-based compensation and related common stock issuances, net of tax	—	2	33	—	—	—	35	—	35
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(178)	(178)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Other	—	—	—	(11)	—	—	(11)	—	(11)
Net increase (decrease) in equity	—	2	33	(9)	—	—	26	(52)	(26)
Balance at September 30, 2024	$35	$1,258	$24,611	$(12,296)	$—	$(1,180)	$12,428	$2,437	$14,865

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,995	$1,829
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	1,754	1,654
Provision (benefit) for deferred income taxes	442	467
Equity (earnings) losses	(449)	(431)
Distributions from equity-method investees	600	580
Net unrealized (gain) loss from commodity derivative instruments	(55)	210
Gain on disposition of equity-method investments (Note 3)	—	(149)
Gain on remeasurement of equity-method investments (Note 3)	—	(127)
Inventory write-downs	5	8
Amortization of stock-based awards	70	69
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	384	367
Inventories	(66)	(6)
Other current assets and deferred charges	(43)	(16)
Accounts payable	(359)	(317)
Other current liabilities	95	(108)
Changes in current and noncurrent commodity derivative assets and liabilities	77	(74)
Other, including changes in noncurrent assets and liabilities	(128)	(200)
Net cash provided (used) by operating activities	4,322	3,756
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(284)	(723)
Proceeds from long-term debt	2,994	3,594
Payments of long-term debt	(1,733)	(2,286)
Payments for debt issuance costs	(29)	(31)
Proceeds from issuance of common stock	9	8
Common dividends paid	(1,832)	(1,737)
Dividends and distributions paid to noncontrolling interests	(197)	(178)
Contributions from noncontrolling interests	22	36
Other – net	(60)	(34)
Net cash provided (used) by financing activities	(1,110)	(1,351)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(2,938)	(1,805)
Dispositions – net	(80)	(73)
Purchases of businesses, net of cash acquired (Note 3)	(1)	(1,995)
Proceeds from dispositions of equity-method investments (Note 3)	—	161
Purchases of and contributions to equity-method investments	(192)	(101)
Other – net	9	20
Net cash provided (used) by investing activities	(3,202)	(3,793)
Increase (decrease) in cash and cash equivalents	10	(1,388)
Cash and cash equivalents at beginning of year	60	2,150
Cash and cash equivalents at end of period	$70	$762
_________
(1) Increases to property, plant, and equipment	$(3,079)	$(1,840)
Changes in related accounts payable and accrued liabilities	141	35
Capital expenditures	$(2,938)	$(1,805)
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$750	$663	$2,134	$1,949
Natural gas storage service revenues	51	52	169	148
Natural gas product sales	37	26	81	72
Other service revenues	6	5	21	19
Total revenues	844	746	2,405	2,188

Costs and expenses:
Natural gas product costs	37	26	81	72
Operating and maintenance expenses	131	138	372	376
Selling, general, and administrative expenses	56	56	166	159
Depreciation and amortization expenses	111	145	426	410
Taxes, other than income taxes	30	28	91	85
Other (income) expense – net	4	(13)	25	(38)
Total costs and expenses	369	380	1,161	1,064

Operating income (loss)	475	366	1,244	1,124

Interest expense	(82)	(82)	(244)	(243)
Interest income	8	14	23	47
Allowance for equity and borrowed funds used during construction (AFUDC)	10	23	25	73
Other income (expense) – net	(1)	(2)	(3)	(5)

Net income (loss)	$410	$319	$1,045	$996

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30,	December 31,
	2025	2024
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	498	638
Trade	272	250
Affiliates	7	24
Other	18	12
Inventories	87	81
Regulatory assets	121	74
Other current assets and deferred charges	19	24
Total current assets	1,022	1,103

Property, plant and equipment	20,650	20,044
Accumulated depreciation and amortization	(6,299)	(5,941)
Property, plant, and equipment – net	14,351	14,103
Regulatory assets	269	320
Deferred charges and other	478	405
Total assets	$16,120	$15,931

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$224	$258
Affiliates	48	55
Regulatory liabilities	80	58
Accrued Interest	50	76
Taxes, other than income taxes	61	27
Reserve for rate matters	123	—
Other current liabilities	93	78
Asset retirement obligations	42	22
Long-term debt due within one year	1,044	35
Total current liabilities	1,765	609
Long-term debt	4,170	5,200
Regulatory liabilities	920	976
Asset retirement obligations	568	593
Deferred income and other	254	248
Contingent liabilities and commitments (Note 10)

Member’s equity:
Member’s capital	5,088	5,088
Retained earnings	3,355	3,217
Total member’s equity	8,443	8,305
Total liabilities and member’s equity	$16,120	$15,931
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Member’s Capital:
Balance at beginning and end of period	$5,088	$5,088	$5,088	$5,088
Retained Earnings:
Balance at beginning of period	3,246	3,076	3,217	3,049
Net income	410	319	1,045	996
Cash distributions to parent	(301)	(180)	(907)	(830)
Balance at end of period	3,355	3,215	3,355	3,215
Total Member’s Equity	$8,443	$8,303	$8,443	$8,303

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,045	$996
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	426	410
Allowance for equity funds used during construction (equity AFUDC)	(21)	(59)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	17	3
Trade and other accounts receivable	(28)	16
Inventories	(6)	2
Regulatory assets	(47)	8
Other current assets and deferred charges	5	(4)
Trade accounts payable	6	(8)
Affiliate payables	(7)	(6)
Other current liabilities	174	(69)
Other, including changes in noncurrent assets and liabilities	(34)	(4)
Net cash provided (used) by operating activities	1,530	1,285
FINANCING ACTIVITIES:
Proceeds from other financing obligations	2	2
Payments on other financing obligations	(26)	(23)
Cash distributions to parent	(907)	(830)
Net cash provided (used) by financing activities	(931)	(851)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(663)	(838)
Contributions and advances for construction costs	25	12
Dispositions - net	(82)	(79)
Advances to affiliate - net	140	469
Purchase of asset retirement obligations trust investments	(45)	(17)
Proceeds from sale of asset retirement obligations trust investments	26	19
Net cash provided (used) by investing activities	(599)	(434)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________
(1) Increase to property, plant, and equipment, exclusive of equity AFUDC	$(619)	$(868)
Changes in related accounts payable and accrued liabilities	(44)	30
Capital expenditures	$(663)	$(838)
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$108	$101	$320	$310
Natural gas storage service revenues	3	3	11	11
Other service revenues	3	3	7	8
Total revenues	114	107	338	329

Costs and expenses:
Operating and maintenance expenses	28	28	73	73
Selling, general, and administrative expenses	13	13	37	37
Depreciation and amortization expenses	29	28	88	82
Taxes, other than income taxes	3	4	11	11
Other (income) expense - net	(6)	(5)	(16)	(14)
Total costs and expenses	67	68	193	189

Operating income (loss)	47	39	145	140

Interest expense	(7)	(7)	(21)	(21)
Allowance for equity and borrowed funds used during construction (AFUDC)	3	4	7	8
Other income (expense) – net	1	2	4	7

Net income (loss)	$44	$38	$135	$134

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30,	December 31,
	2025	2024
	(Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	70	—
Trade	37	39
Affiliates	—	—
Other	1	2
Inventories	9	9
Regulatory assets	3	6
Other current assets and deferred charges	4	6
Total current assets	124	62

Property, plant and equipment	4,392	4,218
Accumulated depreciation and amortization	(2,153)	(2,089)
Property, plant, and equipment – net	2,239	2,129
Regulatory assets	71	49
Deferred charges and other	32	29
Total assets	$2,466	$2,269

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Advances from affiliate	$—	$26
Trade	66	48
Affiliates	9	12
Regulatory liabilities	20	20
Exchange gas payable	3	10
Accrued interest	12	6
Other current liabilities	22	18
Long-term debt due within one year	85	85
Total current liabilities	217	225
Long-term debt	498	497
Regulatory liabilities	223	233
Asset retirement obligations	150	144
Deferred income and other	5	7
Contingent liabilities and commitments (Note 10)

Member’s Equity:
Member’s capital	1,255	1,074
Retained earnings	118	89
Total member’s equity	1,373	1,163
Total liabilities and member’s equity	$2,466	$2,269
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Member’s Capital:
Balance at beginning of period	$1,205	$1,074	$1,074	$1,074
Capital contributions from parent	50	—	181	—
Balance at end of period	1,255	1,074	1,255	1,074
Retained Earnings:
Balance at beginning of period	116	79	89	59
Net income	44	38	135	134
Cash distributions to parent	(42)	(37)	(106)	(113)
Balance at end of period	118	80	118	80
Total Member’s Equity	$1,373	$1,154	$1,373	$1,154

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$135	$134
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	88	82
Allowance for equity funds used during construction (equity AFUDC)	(6)	(7)
Cash provided (used) by changes in current assets and liabilities:
Trade and other accounts receivable	3	6
Other current assets and deferred charges	1	—
Trade accounts payable	(6)	(4)
Affiliate payables	(3)	(3)
Other current liabilities	9	15
Other, including changes in noncurrent assets and liabilities	(40)	(23)
Net cash provided (used) by operating activities	181	200
FINANCING ACTIVITIES:
Cash distributions to parent	(106)	(113)
Cash contributions from parent	181	—
Advances from affiliate, net	(26)	—
Net cash provided (used) by financing activities	49	(113)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(149)	(178)
Contributions and advances for construction costs	6	5
Dispositions - net	(17)	(9)
Advances to affiliate - net	(70)	95
Net cash provided (used) by investing activities	(230)	(87)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(170)	$(213)
Changes in related accounts payable and accrued liabilities	21	35
Capital expenditures	$(149)	$(178)
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
Description of Business
Williams
Williams is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Its operations are located in the United States and are presented within the following reportable segments: Transmission, Power & Gulf, Northeast G&P, West, and Gas & NGL Marketing Services, consistent with the manner in which Williams’ Chief Executive Officer, the chief operating decision maker (CODM), evaluates performance and allocates resources. All remaining business activities, including upstream operations, certain new energy ventures, and corporate activities, are included in Other.

Notes (Continued)
Transmission, Power & Gulf is comprised of interstate natural gas pipelines and their related natural gas storage facilities including Transco, NWP, and MountainWest Pipelines Holding LLC (MountainWest) and a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream); natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including Discovery, a former 60 percent equity-method investment in which Williams acquired the remaining ownership interest in August 2024 (see Note 3 – Acquisitions and Divestitures) and a 51 percent interest in Gulfstar One LLC (Gulfstar One) (a consolidated variable interest entity, or VIE); and natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures). Transmission, Power & Gulf also includes power innovation projects under development that will deliver speed-to-market solutions in grid-constrained markets. This segment was formerly referred to as Transmission & Gulf of America.
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
Share Repurchase Program
In September 2021, Williams’ Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in privately negotiated transactions, or in such other manner as determined by management. Williams will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate Williams to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. During the nine months ended September 30, 2025 and 2024, there were no repurchases under the program. Cumulative repurchases to date under the program total $139 million.
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

Notes (Continued)
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2025, Williams consolidated the following VIEs:
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
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	September 30,	December 31,
	2025	2024
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$37	$15
Trade accounts and other receivables – net	172	178
Inventories	6	5
Other current assets and deferred charges	5	7
Property, plant, and equipment – net	4,813	4,896
Intangible assets – net	1,858	1,940
Regulatory assets, deferred charges, and other	23	27
Accounts payable	(68)	(57)
Other current liabilities	(25)	(29)
Regulatory liabilities, deferred income, and other	(264)	(263)

Notes (Continued)
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs due primarily to its limited participating rights as a minority equity holder. Williams’ maximum exposure to loss is limited to the carrying value of these investments (included within Investments in the Consolidated Balance Sheet), which totaled $216 million at September 30, 2025.
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

Notes (Continued)
Discovery Acquisition
As of December 31, 2023, Williams owned a 60 percent interest in Discovery, which it accounted for as an equity-method investment. On August 1, 2024, Williams closed on the acquisition of the remaining 40 percent interest in Discovery, along with certain other assets, for $170 million cash, subject to working capital and post-closing adjustments. As a result of acquiring this additional interest, Williams obtained control and subsequently consolidates Discovery. The purpose of this acquisition was to expand Williams’ gathering, processing, and transportation presence in the Gulf of America region. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within Williams’ Transmission, Power & Gulf segment.
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
Gulf Coast Storage Acquisition
On January 3, 2024, Williams closed on the acquisition from Hartree Partners LP for $1.95 billion of 100 percent of a strategic portfolio of natural gas storage facilities and pipelines, located in Louisiana and Mississippi. The purpose of this acquisition was to expand Williams’ natural gas storage footprint in the Gulf Coast region. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within Williams’ Transmission, Power & Gulf segment. The Gulf Coast Storage Acquisition was funded with cash on hand and $100 million of deferred consideration that did not accrue interest and was paid on January 3, 2025.
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
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and nine months ended September 30, 2024, respectively, are presented as if the Crowheart Acquisition and Discovery Acquisition had been completed on January 1, 2023. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

	Three Months Ended September 30, 2024
	As Reported	Pro Forma Crowheart	Pro Forma Discovery (1)	Pro Forma Combined
	(Millions)
Revenues	$2,653	$16	$9	$2,678
Net income (loss) attributable to The Williams Companies, Inc.	706	2	(1)	707

	Nine Months Ended September 30, 2024
	As Reported	Pro Forma Crowheart	Pro Forma Discovery (1)	Pro Forma Combined
	(Millions)
Revenues	$7,760	$54	$58	$7,872
Net income (loss) attributable to The Williams Companies, Inc.	1,739	11	(5)	1,745

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

Notes (Continued)
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

	September 30,	December 31,
	2025	2024
	(Millions)
Advances to affiliate
Transco	$498	$638
NWP	70	—

Advances from affiliate
NWP	$—	$26
Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at September 30, 2025. Interest income is included in Interest income in the Statement of Net Income for Transco and Other income (expense) – net in the Statement of Net Income for NWP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Net interest income from advances
Transco	$6	$12	$18	$42
NWP	1	1	2	5
Other Affiliate Transactions
Revenues received from affiliates are included in Transco’s Total revenues in the Statement of Net Income. Costs of gas purchased from affiliates are included in Transco’s Natural gas product costs in the Statement of Net Income. All gas purchases are made at market or contracted prices.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Transco affiliate activity
Total revenues	$21	$20	$63	$57
Natural gas product costs	2	1	7	4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Services with affiliates
Transco	$88	$94	$262	$254
NWP	23	25	68	68
During October 2025, NWP declared and paid cash distributions of $42 million to Williams, and Williams made a cash contribution to NWP of $50 million.

Notes (Continued)
Note 5 – Revenue Recognition
Revenue by Category
The following tables present Williams’ revenue disaggregated by major service line:

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$973	$—	$—	$—	$—	$(21)	$952
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	247	463	464	—	—	(64)	1,110
Commodity consideration	24	—	21	—	—	—	45
Other	10	25	5	—	—	(4)	36
Total service revenues	1,254	488	490	—	—	(89)	2,143
Product sales	130	31	219	1,248	136	(416)	1,348
Total revenues from contracts with customers	1,384	519	709	1,248	136	(505)	3,491
Other revenues (1)	8	11	3	658	24	—	704
Other adjustments (2)	—	—	—	(1,458)	—	186	(1,272)
Total revenues	$1,392	$530	$712	$448	$160	$(319)	$2,923

Three Months Ended September 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$879	$—	$—	$—	$—	$(20)	$859
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	177	442	422	—	—	(42)	999
Commodity consideration	14	1	19	—	—	—	34
Other	8	22	4	—	—	(3)	31
Total service revenues	1,078	465	445	—	—	(65)	1,923
Product sales	84	26	218	1,005	95	(316)	1,112
Total revenues from contracts with customers	1,162	491	663	1,005	95	(381)	3,035
Other revenues (1)	8	11	—	515	8	(1)	541
Other adjustments (2)	—	—	—	(1,038)	—	115	(923)
Total revenues	$1,170	$502	$663	$482	$103	$(267)	$2,653

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,820	$—	$—	$—	$—	$(62)	$2,758
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	665	1,385	1,335	—	—	(164)	3,221
Commodity consideration	75	1	65	—	—	—	141
Other	40	74	17	—	—	(14)	117
Total service revenues	3,600	1,460	1,417	—	—	(240)	6,237
Product sales	353	132	693	4,517	428	(1,304)	4,819
Total revenues from contracts with customers	3,953	1,592	2,110	4,517	428	(1,544)	11,056
Other revenues (1)	23	34	3	2,354	50	(2)	2,462
Other adjustments (2)	—	—	—	(5,323)	—	557	(4,766)
Total revenues	$3,976	$1,626	$2,113	$1,548	$478	$(989)	$8,752

Nine Months Ended September 30, 2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,605	$—	$—	$—	$—	$(61)	$2,544
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	480	1,317	1,253	—	—	(117)	2,933
Commodity consideration	28	1	53	—	—	—	82
Other	32	69	15	—	—	(12)	104
Total service revenues	3,145	1,387	1,321	—	—	(190)	5,663
Product sales	185	74	657	3,233	289	(880)	3,558
Total revenues from contracts with customers	3,330	1,461	1,978	3,233	289	(1,070)	9,221
Other revenues (1)	27	33	7	1,685	22	(2)	1,772
Other adjustments (2)	—	—	—	(3,575)	—	342	(3,233)
Total revenues	$3,357	$1,494	$1,985	$1,343	$311	$(730)	$7,760
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

Notes (Continued)
Contract Assets
The following tables present a reconciliation of contract assets:

	Three Months Ended September 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$102	$67	$13	$3	$23	$19
Revenue recognized in excess of amounts invoiced	13	44	—	4	2	1
Minimum volume commitments invoiced	(5)	(23)	—	—	—	—
Contract assets acquired	—	36	—	—	—	—
Amortization of contract assets	(2)	—	—	—	(1)	—
Balance at end of period	$108	$124	$13	$7	$24	$20

	Nine Months Ended September 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$98	$36	$10	$—	$21	$17
Revenue recognized in excess of amounts invoiced	71	125	4	7	5	3
Minimum volume commitments invoiced	(58)	(73)	—	—	—	—
Contract assets acquired	—	36	—	—	—	—
Amortization of contract assets	(3)	—	(1)	—	(2)	—
Balance at end of period	$108	$124	$13	$7	$24	$20

Notes (Continued)
Contract Liabilities
The following tables present a reconciliation of contract liabilities:

	Three Months Ended September 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$1,054	$1,064	$168	$179	$—	$1
Payments received and deferred	32	33	—	—	—	—
Significant financing component	1	2	—	—	—	—
Contract liability acquired (disposed) – net	—	53	—	—	—	—
Recognized in revenue	(83)	(66)	(3)	(3)	—	—
Balance at end of period	$1,004	$1,086	$165	$176	$—	$1

	Nine Months Ended September 30,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of period	$1,046	$1,081	$173	$184	$—	$2
Payments received and deferred	152	150	—	—	—	—
Other additions	23	—	—	—	—	—
Significant financing component	5	6	—	—	—	—
Contract liability acquired (disposed) – net	—	53	—	—	—	—
Recognized in revenue	(222)	(204)	(8)	(8)	—	(1)
Balance at end of period	$1,004	$1,086	$165	$176	$—	$1
Remaining Performance Obligations
Remaining performance obligations primarily include reservation charges on contracted capacity for Williams’ gas pipeline firm transportation contracts with customers, storage capacity contracts, long-term contracts containing MVC associated with midstream businesses, and fixed payments associated with offshore gathering and transportation. For Williams’ interstate natural gas pipeline businesses, including Transco and NWP, remaining performance obligations generally reflect the expected rates for such services for the life of the related contracts; however, these rates may change based on future tariffs approved by the FERC.
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2025, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2025, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following tables present the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2025.

	Contract Liabilities
	Williams	Transco	NWP
	(Millions)
2025 (three months)	$60	$3	$—
2026 (one year)	173	10	—
2027 (one year)	154	10	—
2028 (one year)	130	11	—
2029 (one year)	95	11	—
Thereafter	392	120	—
Total	$1,004	$165	$—

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2025 (three months)	$1,112	$761	$100
2026 (one year)	4,490	2,926	399
2027 (one year)	4,170	2,721	380
2028 (one year)	3,619	2,371	367
2029 (one year)	2,872	1,791	348
Thereafter	15,785	11,401	2,256
Total	$32,048	$21,971	$3,850
Accounts Receivable
The following is a summary of Williams’ Trade accounts and other receivables:

	September 30, 2025	December 31, 2024
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,227	$1,494
Receivables from derivatives	186	294
Other accounts receivable	67	75
Trade accounts and other receivables	$1,480	$1,863
Transco and NWP receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates. Receivables that are not related to contracts with customers are included within Receivables - Advances to affiliate and Receivables - Other.

Notes (Continued)
Note 6 – Provision (Benefit) for Income Taxes
Williams’ Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Current:
Federal	$(8)	$11	$155	$65
State	(2)	7	16	17
	(10)	18	171	82
Deferred:
Federal	185	178	337	395
State	71	31	105	72
	256	209	442	467
Provision (benefit) for income taxes	$246	$227	$613	$549
The effective income tax rates for the total provision (benefit) for the three and nine months ended September 30, 2025 are greater than the federal statutory rate, primarily due to the effect of state income taxes, including a $25 million state income tax provision related to an increase in our estimate of the deferred state income tax rate (net of federal benefit).
The effective income tax rates for the total provision (benefit) for the three and nine months ended September 30, 2024 are greater than the federal statutory rate, primarily due to the effect of state income taxes.
On July 4, 2025, the One Big Beautiful Bill Act was enacted. While the new law is not expected to have a significant impact on Williams’ federal income tax provision, Williams does expect a temporary deferral of federal income tax payments as a result of permanently restoring full bonus depreciation of certain business property and excluding tax depreciation and amortization in the calculation of the business interest expense limitation.
Note 7 – Debt and Banking Arrangements
Issuances
Williams’ senior unsecured public debt issuances for 2025 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
June 30, 2025	June 30, 2030	$750	4.625%
June 30, 2025	September 30, 2035	750	5.300%
January 9, 2025	March 15, 2035	1,000	5.600%
January 9, 2025	March 15, 2055	500	6.000%

Notes (Continued)
Retirements
Williams’ senior unsecured public debt retirements for 2025 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
January 15, 2025	January 15, 2025	$750	3.900%
September 15, 2025	September 15, 2025	750	4.000%

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

	September 30, 2025
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		15
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.

Commercial Paper Program
At September 30, 2025, $170 million of commercial paper was outstanding at a weighted-average interest rate of 4.25 percent under Williams’ $3.5 billion commercial paper program.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2025:
Measured on a recurring basis:
ARO Trust - Transco	$346	$346	$346	$—	$—
Commodity derivative assets (1)	231	565	367	133	65
Commodity derivative liabilities (1)	(308)	(853)	(459)	(337)	(57)
Additional disclosures:
Guarantees	(35)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(21,645)	(21,503)	—	(21,503)	—
Transco	(5,214)	(5,282)	—	(5,282)	—
NWP	(583)	(581)	—	(581)	—
MountainWest	(375)	(382)	—	(382)	—
Total debt	(27,817)	(27,748)	—	(27,748)	—

Assets (liabilities) at December 31, 2024:
Measured on a recurring basis:
ARO Trust - Transco	$297	$297	$297	$—	$—
Commodity derivative assets (1)	344	726	427	188	111
Commodity derivative liabilities (1)	(400)	(1,070)	(532)	(475)	(63)
Additional disclosures:
Guarantees	(36)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(20,167)	(19,517)	—	(19,517)	—
Transco	(5,235)	(5,276)	—	(5,276)	—
NWP	(582)	(573)	—	(573)	—
MountainWest	(372)	(364)	—	(364)	—
Gulf Coast Storage deferred consideration (Note 3)	(100)	(100)	—	(100)	—
Total debt	(26,456)	(25,830)	—	(25,830)	—

(1)The carrying amount is presented net of counterparty offsetting arrangements and collateral (see Note 9 – Commodity Derivatives).

Notes (Continued)
Fair Value Methods
The following methods and assumptions are used in estimating the fair value of financial instruments:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
ARO Trust
Transco is entitled to collect rates in the amounts necessary to fund its future asset retirement obligations (AROs) and deposits a portion of the collected rates into an external trust (ARO Trust). The ARO Trust invests in a moderate risk portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in Williams’ Consolidated Balance Sheet and in Deferred charges and other in the Transco Balance Sheet. The Money market fund held in the ARO Trust is considered an investment. Both realized and unrealized gains and losses are ultimately recorded to the ARO regulatory asset.
Effective March 1, 2025, the annual funding obligation is approximately $64 million, with deposits made monthly.
Investments within the ARO Trust were as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money market fund	$30	$30	$27	$27
U.S. equity funds	53	165	53	146
International equity fund	32	50	32	40
Municipal bond fund	104	101	88	84
Total	$219	$346	$200	$297
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is approximately $21 million at September 30, 2025. The exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements
During the third quarter of 2025, Williams’ management decided to abandon certain compression assets in the Denver-Julesburg basin resulting in a $25 million write-off of Property, plant, and equipment – net within the West segment. This write-off represents a level 3 measurement within the fair value hierarchy, reflecting significant unobservable inputs, and is included in Other (income) expense – net within Operating income (loss).
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

Notes (Continued)
Volumes
At September 30, 2025, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	1,160,396,107
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(35,822,745)
Basis Risk	Natural Gas	MMBtu	503,442,124
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,287,000)
Basis Risk	Natural Gas Liquids	Barrels	45,000
Central Hub Risk - WTI	Crude Oil	Barrels	(317,000)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	September 30, 2025		December 31, 2024
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$384	$(480)	$508	$(635)
Noncurrent	181	(373)	218	(435)
Total commodity derivatives	565	(853)	726	(1,070)
Counterparty and collateral netting offset	(334)	545	(382)	670
Amounts recognized in Williams’ Consolidated Balance Sheet	$231	$(308)	$344	$(400)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$7	$(7)	$(21)	$74
Unrealized	49	12	51	(207)
	$56	$5	$30	$(133)

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$—	$(2)	$(2)	$(7)
Unrealized	2	1	4	(3)
	$2	$(1)	$2	$(10)
Total net gain (loss) from commodity derivatives	$58	$4	$32	$(143)

Notes (Continued)
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At September 30, 2025, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $12 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At September 30, 2025 and December 31, 2024, net cash collateral held on deposit in broker margin accounts was $211 million, and $288 million, respectively.
Note 10 – Contingencies and Commitments
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
Rate Matters
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and has accrued a related reserve. Transco filed with the FERC in October 2025 for approval of the settlement.

Notes (Continued)
Construction Litigation
In February 2025, Transco received an adverse judgment related to litigation in the United States Bankruptcy Court for the District of Delaware involving a contractor that performed construction services for Transco’s Atlantic Sunrise project, which was completed in 2018. The total award to a contractor, estimated at $110 million, included amounts for unpaid invoices, interest, and attorney fees. Management estimates the probable loss from the judgment to be substantially less and Transco has filed a notice of appeal. Transco has capitalized the amount considered probable within noncurrent assets and expects any additional probable loss would also be capitalized. Transco also expects to recover approximately 29 percent of any amount paid from the co-owner of the project.
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
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. At September 30, 2025, Williams has accrued liabilities totaling $42 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At September 30, 2025, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls, mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party at various Superfund waste sites. At September 30, 2025, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expect to recover approximately $3 million through rates.
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2025, Williams has accrued liabilities totaling $8 million for these costs.

Notes (Continued)
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At September 30, 2025, Williams has accrued environmental liabilities of $23 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as polychlorinated biphenyls (PCBs) and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of their sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at their Eminence storage facility. At September 30, 2025, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.
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
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2025, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2025, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at September 30, 2025 for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
At September 30, 2025 and December 31, 2024, a total of $62 million and $38 million, respectively, were included in Regulatory assets and was comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At September 30, 2025 and December 31, 2024, $5 million and $3 million, respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $2 million for the nine months ended September 30, 2025, and $1 million for the nine months ended September 30, 2024, is reflected in Other income (expense) – net.
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
At September 30, 2025, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment for Williams, Transco, and NWP are approximately $1.1 billion, $317 million, and $55 million, respectively at September 30, 2025.

Notes (Continued)
Note 11 – Segment Disclosures
Williams
Williams’ reportable segments are Transmission, Power & Gulf, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – General, Description of Business, and Basis of Presentation.)
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
Significant noncash items which are components of Modified EBITDA may include net unrealized gain (loss) from commodity derivatives within Total revenues, net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses for Williams’ Gas & NGL Marketing Services segment, charges associated with lower of cost or net realizable value adjustments to the Gas & NGL Marketing Services segment inventory within Product sales (for natural gas marketing inventory as these sales are presented net of the related costs) and Product costs (for NGL marketing inventory), and impairments or write-offs of certain assets within Other (income) expense – net within Operating income (loss).
Intersegment Service revenues primarily represent transportation services provided to Williams’ marketing business and gathering services provided to its upstream oil and gas properties. Intersegment Product sales primarily represent the sale of natural gas and NGLs from Williams’ natural gas processing plants and its oil and gas properties to its marketing business.
Segment assets include Investments, Property, plant, and equipment – net, and Intangible assets – net.

Notes (Continued)
The following tables present revenues, Modified EBITDA, significant expenses, and certain segment assets measures:

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended September 30, 2025
Segment revenues:
Service revenues
External	$1,213	$495	$409	$—	$2,117
Internal	24	4	61	—	89
Total service revenues	1,237	499	470	—	2,206
Total service revenues – commodity consideration	24	—	21	—	45
Product sales
External	42	7	38	576	663
Internal	88	24	181	(161)	132
Total product sales	130	31	219	415	795
Net gain (loss) from commodity derivatives
Realized	1	—	2	(11)	(8)
Unrealized	—	—	—	44	44
Total net gain (loss) from commodity derivatives (2)	1	—	2	33	36
Total revenues of reportable segments	$1,392	$530	$712	$448	$3,082
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(139)	(25)	(211)	(398)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	2
Operating and administrative expenses (3)	(290)	(114)	(150)	(14)
Recoverable power, transportation, and storage costs (4)	(64)	(42)	(17)	—
Other segment income (expenses) - net (5)	37	(5)	(28)	—
Proportional Modified EBITDA of equity-method investments	37	161	36	16
Total Modified EBITDA of reportable segments	$973	$505	$342	$54	$1,874
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					93
Depreciation, depletion, and amortization expenses					(564)
Equity earnings (losses)					152
Other investing income (loss) - net					19
Interest expense					(372)
Accretion expense associated with AROs for nonregulated operations					(23)
Proportional Modified EBITDA of equity-method investments					(250)
Income (loss) before income taxes					$929

Additions to long-lived segment assets	$754	$53	$167	$—	$974

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended September 30, 2024
Segment revenues:
Service revenues
External	$1,049	$473	$385	$—	$1,907
Internal	23	2	41	—	66
Total service revenues	1,072	475	426	—	1,973
Total service revenues – commodity consideration	14	1	19	—	34
Product sales
External	30	8	47	585	670
Internal	54	18	171	(104)	139
Total product sales	84	26	218	481	809
Net gain (loss) from commodity derivatives
Realized	—	—	—	(8)	(8)
Unrealized	—	—	—	9	9
Total net gain (loss) from commodity derivatives (2)	—	—	—	1	1
Total revenues of reportable segments	$1,170	$502	$663	$482	$2,817
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(87)	(19)	(210)	(450)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	1
Operating and administrative expenses (3)	(294)	(120)	(157)	(22)
Recoverable power, transportation, and storage costs (4)	(65)	(35)	(13)	—
Other segment income (expenses) - net (5)	46	(1)	5	—
Proportional Modified EBITDA of equity-method investments	41	149	35	—
Total Modified EBITDA of reportable segments	$811	$476	$323	$11	$1,621
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					58
Depreciation, depletion, and amortization expenses					(566)
Equity earnings (losses)					147
Other investing income (loss) - net					290
Interest expense					(338)
Accretion expense associated with AROs for nonregulated operations					(17)
Proportional Modified EBITDA of equity-method investments					(227)
Income (loss) before income taxes					$968

Additions to long-lived segment assets	$761	$56	$126	$1	$944

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Nine Months Ended September 30, 2025
Segment revenues:
Service revenues
External	$3,476	$1,482	$1,195	$—	$6,153
Internal	72	11	159	—	242
Total service revenues	3,548	1,493	1,354	—	6,395
Total service revenues – commodity consideration	75	1	65	—	141
Product sales
External	99	42	109	2,037	2,287
Internal	254	90	584	(480)	448
Total product sales	353	132	693	1,557	2,735
Net gain (loss) from commodity derivatives
Realized	—	—	1	(44)	(43)
Unrealized	—	—	—	35	35
Total net gain (loss) from commodity derivatives (2)	—	—	1	(9)	(8)
Total revenues of reportable segments	$3,976	$1,626	$2,113	$1,548	$9,263
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(381)	(115)	(666)	(1,332)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	4
Operating and administrative expenses (3)	(846)	(333)	(452)	(72)
Recoverable power, transportation, and storage costs (4)	(189)	(125)	(46)	—
Other segment income (expenses) - net (5)	52	(7)	(18)	1
Proportional Modified EBITDA of equity-method investments	110	474	106	27
Total Modified EBITDA of reportable segments	$2,722	$1,520	$1,037	$176	$5,455
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					286
Depreciation, depletion, and amortization expenses					(1,754)
Equity earnings (losses)					449
Other investing income (loss) - net					31
Interest expense					(1,071)
Accretion expense associated with AROs for nonregulated operations					(71)
Proportional Modified EBITDA of equity-method investments					(717)
Income (loss) before income taxes					$2,608

Additions to long-lived segment assets	$1,781	$166	$962	$1	$2,910

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Nine Months Ended September 30, 2024
Segment revenues:
Service revenues
External	$3,077	$1,410	$1,154	$—	$5,641
Internal	67	9	116	—	192
Total service revenues	3,144	1,419	1,270	—	5,833
Total service revenues – commodity consideration	28	1	53	—	82
Product sales
External	85	15	153	1,800	2,053
Internal	100	59	504	(309)	354
Total product sales	185	74	657	1,491	2,407
Net gain (loss) from commodity derivatives
Realized	—	—	5	40	45
Unrealized	—	—	—	(188)	(188)
Total net gain (loss) from commodity derivatives (2)	—	—	5	(148)	(143)
Total revenues of reportable segments	$3,357	$1,494	$1,985	$1,343	$8,179
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(188)	(56)	(636)	(1,269)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(3)
Operating and administrative expenses (3)	(809)	(336)	(444)	(85)
Recoverable power, transportation, and storage costs (4)	(191)	(101)	(36)	—
Other segment income (expenses) - net (5)	143	1	3	—
Proportional Modified EBITDA of equity-method investments	136	459	96	—
Total Modified EBITDA of reportable segments	$2,448	$1,461	$968	$(14)	$4,863
Reconciliation of Modified EBITDA:
Contribution from upstream operations, corporate, and other business activities					181
Depreciation, depletion, and amortization expenses					(1,654)
Equity earnings (losses)					431
Other investing income (loss) - net					332
Interest expense					(1,026)
Accretion expense associated with AROs for nonregulated operations					(56)
Proportional Modified EBITDA of equity-method investments					(693)
Income (loss) before income taxes					$2,378

Additions to long-lived segment assets	$3,763	$163	$288	$1	$4,215

As of September 30, 2025
Equity-method investments by reportable segment	$262	$3,255	$460	$153	$4,130
Segment assets	$24,329	$12,631	$12,735	$183	$49,878

As of December 31, 2024
Equity-method investments by reportable segment	$272	$3,346	$476	$—	$4,094
Segment assets	$23,149	$12,918	$12,144	$46	$48,257
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
(5)    Other segment income (expenses) primarily includes equity AFUDC and regulatory credits and charges related to Williams’ regulated operations, as well as the write-off of certain compression assets in the West segment in the third quarter of 2025 (Note 8 – Fair Value Measurements and Guarantees).
Transco
Transco manages and evaluates its business as a single reportable segment. Transco’s CODM is the Senior Vice President, Transmission, Power & Gulf. Transco’s CODM determines resource allocation, measures and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
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
NWP
NWP manages and evaluates its business as a single reportable segment. NWP’s CODM is the Senior Vice President, Transmission, Power & Gulf. NWP’s CODM determines resource allocation, measures and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
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
Note 12 – Subsequent Events
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Upon closing, Williams expects to record a gain in the fourth quarter of 2025. The results of operations for this disposal group were not significant for the reporting periods.

Notes (Continued)
Louisiana LNG and Driftwood Pipeline
In October 2025, Williams closed on various agreements with the same counterparty to acquire a 10 percent equity-method interest in Louisiana LNG LLC, which is developing a fully permitted LNG export facility, and an 80 percent interest in Driftwood Pipeline LLC, which is constructing a fully permitted greenfield pipeline connecting to multiple other pipelines, including Transco and Louisiana Energy Gateway, to supply the LNG facility. Williams will be the operator of the pipeline. The total initial purchase price was $378 million, and both investments will require additional capital to fund further construction. The Louisiana LNG LLC and Driftwood Pipeline LLC purchases were funded with available liquidity. Williams will also manage the gas supply for the LNG facility and purchase a portion of the LNG produced.

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
Consistent with the manner in which Williams’ CODM evaluates performance and allocates resources, Williams’ operations are conducted, managed, and presented within the following reportable segments: Transmission, Power & Gulf, Northeast G&P, West, and Gas & NGL Marketing Services. All remaining business activities, including upstream operations, certain new energy ventures, and corporate activities, are included in Other. Williams’ reportable segments are comprised of the following business activities:
•Transmission, Power & Gulf is comprised of interstate natural gas pipelines and their related natural gas storage facilities including Transco, NWP, and MountainWest and a 50 percent equity-method investment in Gulfstream; natural gas gathering and processing and crude oil production handling and transportation assets in the Gulf Coast region, including Discovery, a former 60 percent equity-method investment in which Williams acquired the remaining ownership interest in August 2024 (see Note 3 – Acquisitions and Divestitures) and a 51 percent interest in Gulfstar One; and natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures). Transmission, Power & Gulf also includes power innovation projects under development that will deliver speed-to-market solutions in grid-constrained markets. This segment was formerly referred to as Transmission & Gulf of America.
•Northeast G&P is comprised of midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern

Management’s Discussion and Analysis (Continued)
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
Dividends
In September 2025, Williams paid a regular quarterly dividend of $0.50 per share.
Overview of Nine Months Ended September 30, 2025
Net income (loss) attributable to The Williams Companies, Inc. for the nine months ended September 30, 2025, increased $145 million compared to the nine months ended September 30, 2024. Further discussion of the results is found in this report in the Results of Operations.
Recent Developments
Transco FERC Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and has accrued a related reserve. Transco filed with the FERC in October 2025 for approval of the settlement.
Data Center Power Innovation Projects
Williams continues to pursue projects to support the power demands created by new data center development, including agreements with an unnamed large, investment-grade company to provide onsite natural gas and power generation infrastructure. See Expansion Projects for further discussion.
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in Other, for consideration of approximately $398 million with additional contingent consideration to possibly be received through 2029. Upon closing, Williams expects to record a gain in the fourth quarter of 2025.

Management’s Discussion and Analysis (Continued)
Louisiana LNG and Driftwood Pipeline
In October 2025, Williams closed on various agreements with the same counterparty to acquire a 10 percent equity-method interest in Louisiana LNG LLC, which is developing a fully permitted LNG export facility, and an 80 percent interest in Driftwood Pipeline LLC, which is constructing a fully permitted greenfield pipeline connecting to multiple other pipelines, including Transco and Louisiana Energy Gateway, to supply the LNG facility. Williams will be the operator of the pipeline. The total initial purchase price was $378 million, and both investments will require additional capital to fund further construction. The Louisiana LNG LLC and Driftwood Pipeline LLC purchases were funded with available liquidity. Williams will also manage the gas supply for the LNG facility and purchase a portion of the LNG produced.
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
Rimrock Asset Purchase
On January 31, 2025, Williams purchased a group of natural gas gathering and processing assets from Rimrock Energy Partners, LLC (Rimrock) for approximately $325 million, to expand Williams’ gathering and processing footprint and create operational synergies in the DJ Basin in the West segment.
Expansion Project Updates
Expansion projects placed into service for the current year are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Transmission, Power & Gulf
Stanfield South
The project on NWP’s existing natural gas transmission system provides year-round transportation capacity from the Stanfield receipt point in Oregon to multiple delivery points in Idaho and a new delivery meter in Wyoming. NWP placed the project into service in November 2025, increasing NWP’s contracted capacity by 80 Mdth/d.

Management’s Discussion and Analysis (Continued)
Commonwealth Energy Connector
In November 2023, Transco received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. Transco placed the project into service in November 2025, increasing Transco’s capacity by 105 Mdth/d.
Alabama Georgia Connector
In March 2024, Transco received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s Station 85 pooling point in Alabama to customers in Georgia. Transco placed the project into service in October 2025, increasing Transco’s capacity by 64 Mdth/d.
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
Southeast Energy Connector
In November 2023, Transco received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Mississippi and Alabama to a delivery point in Alabama. Transco placed the project into service in April 2025, increasing Transco’s capacity by 150 Mdth/d.
Deepwater Whale Project
In August 2021, Williams reached an agreement with two third parties to provide offshore natural gas gathering and crude oil transportation services as well as onshore natural gas processing services. The project expands its existing Western Gulf of America offshore infrastructure via a 26-mile gas lateral pipeline from the Whale platform to the existing Perdido gas pipeline and adds a new 124-mile oil pipeline from the Whale platform to Williams’ existing junction platform. This project was placed into service in January 2025.

Management’s Discussion and Analysis (Continued)
West
Haynesville Gathering Expansion
In February 2023, Williams announced its agreement with a third party to facilitate natural gas production growth in the Haynesville Shale basin for the construction of a greenfield gathering system in support of a 26,000-acre dedication. In April 2025, the third party sold a majority of their ownership interest to another party, with both third parties agreeing to long-term capacity commitments on Williams’ Louisiana Energy Gateway expansion project. This project was placed into service in September 2025, providing natural gas gathering services to both parties.
Louisiana Energy Gateway
In August 2024, Williams began construction activities on new natural gas gathering assets in the Haynesville Shale basin to increase delivery of natural gas to premium markets, including Transco, industrial markets, and growing LNG export demand along the Gulf Coast. This project was placed into service in July and August 2025, increasing natural gas gathering capacity by 1.8 Bcf/d.
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
In 2025, Williams’ operating results are expected to benefit from the continued growth in the Transmission, Power & Gulf segment, primarily reflecting the impacts of numerous expansion projects at Transco and the Gulf of America. Additionally, growth in 2025 includes the impact of the Transco rate case and higher gathering and processing results associated with growth in the Northeast and the DJ Basin. Williams also expects increases in Haynesville Shale volumes, including partial year impact of the Louisiana Energy Gateway expansion project and higher expected results from its upstream operations, including the full year impact of the Crowheart Acquisition. Williams also expects to benefit from the recent equity investment in Cogentrix. These increases are partially offset by a modest increase in expenses, lower gas marketing results, and lower expected Eagle Ford results in our West segment related to minimum volume commitment reductions.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2025 are expected to range from $3.95 billion to $4.25 billion, excluding acquisitions. Growth capital spending in 2025 primarily includes the Power Innovation projects, projects supporting growth in the Haynesville Shale basin (including the Louisiana Energy Gateway expansion project), Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business. Williams is investing capital in the recently announced Louisiana LNG and Driftwood Pipeline projects, as well as the development of its Wamsutter upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.

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
Transmission, Power & Gulf
Overthrust Westbound Compression Expansion
In October 2024, MountainWest received approval from the FERC for the project, which involves an expansion of MountainWest’s existing natural gas transmission system to provide incremental firm transportation capacity from multiple receipt points in Wamsutter, Wyoming to a delivery point in Opal, Wyoming. MountainWest plans to place the project into service in the fourth quarter of 2025, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 325 Mdth/d.
Pine Prairie Phase IV Expansion
In August 2025, Williams filed a certificate application with the FERC for the project which, will involve an expansion of storage capacity and the injection and withdrawal capabilities of one of its existing storage facilities in the Gulf Coast region. Williams plans to place the project into service during the fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase working gas storage capacity by 10 Bcf.
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

Management’s Discussion and Analysis (Continued)
timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,597 Mdth/d.
Power Express
Transco plans to file an application with the FERC as early as the second quarter 2027 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. Transco plans to place the project into service as early as the third quarter of 2030, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 689 Mdth/d.
Gillis West
Transco plans to file a prior notice application with the FERC in 2026 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. Transco plans to place the project into service as early as the second quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.
Northeast Supply Enhancement
In August 2025, the FERC issued an order granting Transco’s petition for reissuance of the certificate authorization for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s Compressor Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In October 2025, Transco’s application for Clean Water Act and related permits for the Pennsylvania portion of the project was approved, and Transco is awaiting action on similar applications with the states of New York and New Jersey. In August 2025, Transco executed precedent agreements with customers subscribing to all of the capacity under the project. Transco plans to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth⁄d.
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
Ryckman Creek Loop
NWP plans to file a prior notice application for the project with the FERC in 2025. The project involves an expansion of NWP’s existing natural gas transmission system to provide incremental firm transportation capacity from a receipt point in northeast Oregon to multiple delivery points in southwest Wyoming. NWP plans to place the project into service as early as the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 50 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
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
Wild Trail
In May 2025, NWP filed a certificate application with the FERC for the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the White River Hub receipt point in western Colorado to various delivery points in southwest Wyoming and southern Colorado. This Wild Trail project is fully subscribed by an affiliate of NWP. NWP plans to place the project into service during the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 83 Mdth/d.
Power Innovation
Socrates
Williams has received partial approval and is waiting for full approval from the Ohio Power Siting Board for this Power Innovation project, which involves the construction of the Socrates North and South power generation facilities in New Albany, Ohio. Williams has agreed to provide committed power generation and associated gas pipeline infrastructure for the project, which is expected to provide a combined 400 megawatts of committed onsite power generation capacity to the customer. The project is backed by a ten-year, primarily fixed-price power purchase agreement, with an option for the customer to extend. Williams plans to place the project into service in the second half of 2026, assuming timely receipt of permits.
Additional Projects
Williams has agreed to provide committed power generation and associated gas pipeline infrastructure for two additional Power Innovation projects. The projects are backed by ten-year, primarily fixed-price power purchase agreements, with an option for the customer to extend. Williams plans to place the projects into service the first half of 2027, assuming timely receipt of permits.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Change*		Nine Months Ended September 30,		Change*
	2025	2024	$	%	2025	2024	$	%
	(Dollars in millions)				(Dollars in millions)
Revenues:
Service revenues	$2,121	$1,911	+210	+11%	$6,165	$5,653	+512	+9%
Product sales and service revenues – commodity consideration	746	737	+9	+1%	2,557	2,240	+317	+14%
Net gain (loss) from commodity derivatives	56	5	+51	NM	30	(133)	+163	NM
Total revenues	2,923	2,653			8,752	7,760
Costs and expenses:
Product costs and net processing commodity expenses	485	524	+39	+7%	1,606	1,496	-110	-7%
Operating and maintenance expenses	583	580	-3	-1%	1,697	1,613	-84	-5%
Depreciation, depletion, and amortization expenses	564	566	+2	—%	1,754	1,654	-100	-6%
Selling, general, and administrative expenses	168	170	+2	+1%	530	520	-10	-2%
Other (income) expense – net	14	(25)	-39	NM	17	(69)	-86	NM
Total costs and expenses	1,814	1,815			5,604	5,214
Operating income (loss)	1,109	838			3,148	2,546
Equity earnings (losses)	152	147	+5	+3%	449	431	+18	+4%
Other investing income (loss) – net	19	290	-271	-93%	31	332	-301	-91%
Interest expense	(372)	(338)	-34	-10%	(1,071)	(1,026)	-45	-4%
Other income (expense) – net	21	31	-10	-32%	51	95	-44	-46%
Income (loss) before income taxes	929	968			2,608	2,378
Less: Provision (benefit) for income taxes	246	227	-19	-8%	613	549	-64	-12%
Net income (loss)	683	741			1,995	1,829
Less: Net income attributable to noncontrolling interests	36	35	-1	-3%	111	90	-21	-23%
Net income (loss) attributable to The Williams Companies, Inc.	$647	$706	-59	-8%	$1,884	$1,739	+145	+8%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the Transmission, Power & Gulf and the West segments;

Management’s Discussion and Analysis (Continued)
•Increased Transco transportation rates, as well as adjustments associated with the rate case at the Transmission, Power & Gulf segment;
•Higher volumes from the August 2024 Discovery Acquisition at the Transmission, Power & Gulf segment (See Note 3 – Acquisitions and Divestitures) and the June 2025 Saber Asset Purchase and the January 2025 Rimrock Asset Purchase at the West segment; partially offset by
•Lower revenues in the Eagle Ford Shale region due to lower MVC revenue at the West segment.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher product sales from upstream operations primarily related to higher volumes from the November 2024 Crowheart Acquisition at Other (See Note 3 – Acquisitions and Divestitures); partially offset by
•Lower marketing sales activities primarily related to lower NGLs marketing sales prices at the Gas & NGL Marketing Services segment.
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
The Product costs and net processing commodity expenses decrease primarily consists of:
•Lower marketing activities primarily related to lower NGLs marketing purchases at the Gas & NGL Marketing Services segment, including from the Discovery Acquisition;
•Lower shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily due to the Discovery Acquisition at the Transmission, Power & Gulf segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the Transmission, Power & Gulf and West segments, as well as at Other, substantially offset by lower employee-related costs, including the absence of the impact of a 2024 change in practice related to payroll timing.
Depreciation, depletion, and amortization expenses decreased primarily related to adjustments associated with the rate case to Transco depreciation rates at the Transmission, Power & Gulf segment, partially offset by the assets acquired and expansion projects placed in-service at the Transmission, Power & Gulf and West segments, as well as at Other.
Other (income) expense – net within Operating income (loss) includes a write-off of certain DJ Basin region assets in the West segment (see Note 8 – Fair Value Measurements and Guarantees).
The unfavorable change in Other investing income (loss) – net includes a $149 million gain on the sale of our interests in Aux Sable in 2024 and a $127 million gain on remeasurement of our existing equity-method investment associated with the purchase of the remaining interest in Discovery in 2024.

Management’s Discussion and Analysis (Continued)
Interest expense was primarily impacted by Williams’ 2024 and 2025 debt issuances, partially offset by 2024 and 2025 debt retirements (see Note 7 – Debt and Banking Arrangements) and the absence of imputed interest on deferred consideration obligations related to previous acquisitions.
Provision (benefit) for income taxes changed unfavorably primarily due to an increase in the estimate of the state deferred income tax rate. See Note 6 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the Transmission, Power & Gulf and the West segments;
•Increased Transco transportation and storage rates and Gulf Coast Storage rates at the Transmission, Power & Gulf segment;
•Higher volumes from the August 2024 Discovery Acquisition at the Transmission, Power & Gulf segment, January 2025 Rimrock Asset Purchase and the June 2025 Saber Asset Purchase at the West segment, and the Northeast JV at the Northeast G&P segment;
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
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher product sales from upstream operations primarily related to higher volumes, including the November 2024 Crowheart Acquisition, and natural gas prices at Other;
•Higher equity NGL sales and commodity consideration revenues associated with equity NGL production activity primarily due to the Discovery Acquisition at the Transmission, Power & Gulf segment and higher prices at the West segment;
•Higher marketing sales activities primarily related to higher net gas marketing sales activities at the Gas & NGL Marketing Services segment;
•Higher cash-out activity primarily at the Transmission, Power & Gulf segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as at Other.
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily due to the Discovery Acquisition at the Transmission, Power & Gulf segment;
•Higher cash-out activity primarily at the Transmission, Power & Gulf segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the Transmission, Power & Gulf and West segments, as well as at Other, higher electricity and fuel primarily in the

Management’s Discussion and Analysis (Continued)
Northeast G&P segment (substantially offset by higher Service revenues discussed above) and higher employee-related costs, partially offset by the absence of the impact of a 2024 change in practice related to payroll timing.
Depreciation, depletion, and amortization expenses increased primarily related to assets acquired and expansion projects placed in-service at the Transmission, Power & Gulf and West segments, as well as at Other and an increase in Transco depreciation rates associated with the rate case at the Transmission, Power & Gulf segment, partially offset by lower ARO-related depreciation at the Transmission, Power & Gulf segment.
Selling, general, and administrative expenses increased due to higher employee-related costs, partially offset by the absence of the impact of a 2024 change in a practice related to payroll timing and lower acquisition and transition costs primarily at the Transmission, Power & Gulf segment.
Other (income) expense – net within Operating income (loss) includes net unfavorable changes to charges and credits associated with amortization of regulatory assets and liabilities related to the Transco rate case and deferral of ARO-related depreciation at the Transmission, Power & Gulf segment and a write-off of certain DJ Basin region assets in the West segment.
The unfavorable change in Other investing income (loss) – net includes a $149 million gain on the sale of our interests in Aux Sable in 2024, a $127 million gain on remeasurement of our existing equity-method investment associated with the purchase of the remaining interest in Discovery in 2024, and lower interest income earned on lower cash and cash equivalent balances.
Interest expense was primarily impacted by Williams’ 2024 and 2025 debt issuances, partially offset by 2024 and 2025 debt retirements and the absence of imputed interest on deferred consideration obligations related to previous acquisitions.
The unfavorable change in Other income (expense) – net below Operating income (loss) includes a decrease in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income and an increase in the estimate of the state deferred income tax rate.
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

Management’s Discussion and Analysis (Continued)
Transmission, Power & Gulf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$1,237	$1,072	$3,548	$3,144
Product sales and service revenues – commodity consideration (1)	154	98	428	213
Net realized gain (loss) from commodity derivatives (1)	1	—	—	—
Segment revenues	1,392	1,170	3,976	3,357

Product costs and net processing commodity expenses (1)	(139)	(87)	(381)	(188)
Other segment costs and expenses	(317)	(313)	(983)	(857)
Proportional Modified EBITDA of equity-method investments	37	41	110	136
Transmission, Power & Gulf Modified EBITDA	$973	$811	$2,722	$2,448

Commodity margins	$16	$11	$47	$25
_______________
(1)Included as a component of Commodity margins.
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to:
•An $88 million increase in Transco’s revenues primarily associated with transportation rate increases effective March 1, 2025, including adjustments associated with the rate case, and expansion projects placed in-service, notably Regional Energy Access in August 2024, Southside Reliability Enhancement in November 2024, Texas Louisiana Energy Pathway in April 2025, and Southeast Energy Connector in April 2025;
•A $38 million increase in the Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project that went in-service in January 2025, crude oil transportation and natural gas gathering volumes from a new well at Blind Faith in the Ballymore field and the absence of shut-ins for weather-related events at Gulfstar One in 2024;
•A $21 million increase primarily in natural gas gathering revenues due to the Discovery Acquisition n August 2024 (see Note 3 – Acquisitions and Divestitures) and volumes from the Shenandoah expansion project that went in-service in July 2025;
•A $10 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates.
Other segment costs and expenses increased primarily due to:
•Net unfavorable changes to charges and credits associated with regulatory assets and liabilities related to the rate case at Transco;
•Unfavorable change in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses;
•Unfavorable change in the deferral of ARO-related depreciation at Transco; partially offset by

Management’s Discussion and Analysis (Continued)
•A net favorable change related to certain asset retirements in the Gulf Coast region in 2025;
•Lower operating expenses and administrative costs including employee-related costs, primarily due to the absence of the impact of a 2024 change in a practice related to payroll timing.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $208 million increase in Transco’s revenues primarily associated with expansion projects placed in service, notably Regional Energy Access in August 2024, Southside Reliability Enhancement in November 2024, Texas Louisiana Energy Pathway in April 2025, and Southeast Energy Connector in April 2025; and transportation and storage rate increases;
•An $82 million increase in the Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project that went in-service in January 2025 and production handling, crude oil transportation and natural gas gathering volumes from new wells at Gulfstar One in the Pickerel field and at Blind Faith in the Ballymore field, partially offset by shut-ins for maintenance activities at Devil’s Tower impacting the Taggart and Kodiak fields;
•A $67 million increase primarily in natural gas gathering revenues due to the Discovery Acquisition and volumes from the Shenandoah expansion project that went in-service in July 2025;
•A $32 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates.
Commodity margins increased primarily due to the Discovery Acquisition.
Other segment costs and expenses increased primarily due to:
•Net unfavorable changes in charges and credits associated with regulatory assets and liabilities related to the rate case at Transco;
•Higher operating expenses and administrative costs including increased operating costs resulting from the Discovery Acquisition, corporate allocations, and property taxes, as well as the absence of a gain associated with MountainWest cash-out sales in 2024 and higher employee-related costs, partially offset by the absence of a 2024 change in a practice related to payroll timing and acquisition and transition costs related to the Gulf Coast Storage Acquisition in January 2024 (see Note 3 – Acquisitions and Divestitures);
•Unfavorable change in equity AFUDC primarily as a result of the timing of capital projects at Williams’ regulated businesses;
•Unfavorable change in the deferral of ARO-related depreciation at Transco;
•Higher project feasibility costs; partially offset by
•A net favorable change related to certain asset retirements in the Gulf Coast region in 2025.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as Discovery was consolidated following its August 2024 acquisition.

Management’s Discussion and Analysis (Continued)
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$499	$475	$1,493	$1,419
Product sales and service revenues – commodity consideration (1)	31	27	133	75
Segment revenues	530	502	1,626	1,494

Product costs and net processing commodity expenses (1)	(25)	(19)	(115)	(56)
Other segment costs and expenses	(161)	(156)	(465)	(436)
Proportional Modified EBITDA of equity-method investments	161	149	474	459
Northeast G&P Modified EBITDA	$505	$476	$1,520	$1,461

Commodity margins	$6	$8	$18	$19

(1)Included as a component of Commodity margins.
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $7 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses;
•A $6 million increase in gathering revenues at Susquehanna Supply Hub primarily related to escalated rates;
•A $5 million increase in gathering revenues in the Utica Shale region primarily related to higher volumes at Cardinal;
•A $5 million increase in revenues at the Northeast JV primarily related to higher fractionation volumes, partially offset by lower processing volumes.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel (substantially offset by higher Service revenues discussed above). The increase was partially offset by lower employee-related costs, including the absence of the impact of a 2024 change in a practice related to payroll timing.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by escalated gathering rates and higher gathering volumes.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.

Management’s Discussion and Analysis (Continued)
Service revenues increased primarily due to:
•A $34 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, and fractionation volumes, and higher gathering and processing rates;
•A $24 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses;
•A $12 million increase in gathering revenues in the Utica Shale region primarily related to higher volumes at Cardinal;
•No change in gathering revenues at Susquehanna Supply Hub primarily related to escalated rates offset by lower volumes.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel (substantially offset by higher Service revenues discussed above). The increase was partially offset by lower employee-related costs, including the absence of the impact of a 2024 change in a practice related to payroll timing.
Proportional Modified EBITDA of equity-method investments increased at Blue Racer primarily due to higher volumes and annual rate escalations and at Laurel Mountain Midstream, LLC primarily due to higher commodity-based gathering rates. Additionally, Appalachia Midstream Investments increased primarily driven by escalated gathering rates and higher gathering volumes. The increase was partially offset by a decrease at Aux Sable Liquid Products LP due to the sale of Williams’ investment in the third quarter of 2024.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$470	$426	$1,354	$1,270
Product sales and service revenues – commodity consideration (1)	240	237	758	710

Net realized gain (loss) from commodity derivatives relating to service revenues	2	—	1	10
Net realized gain (loss) from commodity derivatives relating to product sales (1)	—	—	—	(5)
Net realized gain (loss) from commodity derivatives	2	—	1	5

Segment revenues	712	663	2,113	1,985

Product costs and net processing commodity expenses (1)	(211)	(210)	(666)	(636)
Other segment costs and expenses	(195)	(165)	(516)	(477)
Proportional Modified EBITDA of equity-method investments	36	35	106	96
West Modified EBITDA	$342	$323	$1,037	$968

Commodity margins	$29	$27	$92	$69
________________
(1)    Included as a component of Commodity margins.

Management’s Discussion and Analysis (Continued)
Three months ended September 30, 2025 vs. three months ended September 30, 2024
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $21 million increase in the Haynesville Shale region primarily due to higher gathering volumes including those resulting from the Saber Asset Purchase;
•A $19 million increase related to Louisiana Energy Gateway which was placed into service in third-quarter 2025;
•A $17 million increase in the DJ Basin region primarily due to higher gathering volumes associated with the Rimrock Asset Purchase; partially offset by
•A $22 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Other segment costs and expenses increased primarily due to the third-quarter 2025 $25 million write-off of certain compression assets in the DJ Basin region (see Note 8 – Fair Value Measurements and Guarantees). The increase was partially offset by lower employee-related costs, including the absence of the impact of a 2024 change in a practice related to payroll timing.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
West Modified EBITDA increased primarily due to higher Service revenues and Commodity margins, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $48 million increase in the DJ Basin region primarily due to higher gathering volumes associated with the Rimrock Asset Purchase;
•A $37 million increase in the Haynesville Shale region primarily due to higher gathering volumes including those resulting from the Saber Asset Purchase;
•A $19 million increase related to Louisiana Energy Gateway which was placed into service in third-quarter 2025;
•A $17 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing; partially offset by
•A $51 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Commodity margins increased $23 million primarily due to $14 million higher margins from equity NGLs associated with higher net realized NGL sales prices and an $11 million increase in marketing margins from increased sales activities associated primarily with higher prices.
Other segment costs and expenses increased primarily due to the third-quarter 2025 $25 million write-off of certain compression assets in the DJ Basin region and higher operating expenses associated with the Rimrock Asset Purchase. The increase was partially offset by lower employee-related costs, including the absence of the impact of a 2024 change in a practice related to payroll timing.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher volumes at OPPL.

Management’s Discussion and Analysis (Continued)
Gas & NGL Marketing Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Product sales (1)	$415	$481	$1,557	$1,491

Net realized gain (loss) from commodity derivative instruments (1)	(11)	(8)	(44)	40
Net unrealized gain (loss) from commodity derivative instruments	44	9	35	(188)
Net gain (loss) from commodity derivatives	33	1	(9)	(148)

Segment revenues	448	482	1,548	1,343

Product costs (1)	(398)	(450)	(1,332)	(1,269)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	2	1	4	(3)
Other segment costs and expenses	(14)	(22)	(71)	(85)
Proportional Modified EBITDA of equity-method investments	16	—	27	—
Gas & NGL Marketing Services Modified EBITDA	$54	$11	$176	$(14)

Commodity margins	$6	$23	$181	$262
________________
(1)    Included as a component of Commodity margins.
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments and higher Proportional Modified EBITDA of equity-method investments, partially offset by lower Commodity margins.
Commodity margins decreased $17 million primarily due to a $19 million decrease in natural gas marketing margins, including $36 million of lower natural gas transportation capacity marketing margins due to unfavorable net realized pricing spreads. The decrease in natural gas marketing margins was partially offset by $17 million of higher natural gas storage marketing margins primarily driven by favorable realized derivative gains.
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
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments and higher Proportional Modified EBITDA of equity-method investments, partially offset by lower Commodity margins.
Commodity margins decreased $81 million primarily due to:
•A $68 million decrease in natural gas marketing margins, including $87 million of lower natural gas transportation capacity marketing margins due to unfavorable net realized pricing spreads. The decrease in natural gas marketing margins was partially offset by $19 million of higher natural gas storage marketing

Management’s Discussion and Analysis (Continued)
margins primarily driven by higher withdrawals in 2025 compared to 2024, partially offset by less favorable realized derivative gains;
•A $13 million decrease in NGL marketing margins including an unfavorable change in net realized gains and losses on sale of inventory in 2025 compared to 2024 driven by an unfavorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2024 primarily due to a change in forward commodity prices relative to hedge positions in 2025 compared to 2024.
Other segment costs and expenses decreased primarily due to lower employee-related costs.
Proportional Modified EBITDA of equity-method investments increased due to the March 2025 investment in Cogentrix.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Millions)
Service revenues	$4	$4	$12	$12
Product sales (1)	136	95	428	289

Net realized gain (loss) from derivative instruments (1)	15	1	22	29
Net unrealized gain (loss) from derivative instruments	5	3	16	(19)
Net gain (loss) from commodity derivatives	20	4	38	10

Net revenues from upstream operations, corporate, and other business activities.	160	103	478	311

Other costs and expenses	(67)	(47)	(192)	(132)
Proportional Modified EBITDA of equity-method investments	—	2	—	2
Modified EBITDA from upstream operations, corporate, and other business activities	$93	$58	$286	$181

Net realized product sales	$151	$96	$450	$318
________________
(1)    Included as a component of Net realized product sales.
Three months ended September 30, 2025 vs. three months ended September 30, 2024
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $55 million increase in Net realized product sales from our upstream operations primarily due to higher natural gas production volumes associated with Williams’ Wamsutter region production, including the Crowheart Acquisition. Third-quarter 2025 also benefited from higher net realized commodity prices for natural gas compared to third-quarter 2024; partially offset by
•A $20 million unfavorable change in other costs and expenses primarily related to upstream operations, including an increase from the Crowheart Acquisition in November 2024.

Management’s Discussion and Analysis (Continued)
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $132 million increase in Net realized product sales from upstream operations primarily due to higher production volumes and higher net realized commodity prices for natural gas, partially offset by lower net realized commodity prices for oil, associated with Williams’ Wamsutter region production, including the Crowheart Acquisition. The first nine months of 2025 also benefited from higher net realized commodity prices, partially offset by lower production volumes, associated with Williams’ South Mansfield production in the Haynesville Shale region;
•A $35 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions; partially offset by
•A $60 million unfavorable change in other costs and expenses primarily related to upstream operations, including an increase from the Crowheart Acquisition in November 2024, and an unfavorable change associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction.

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Nine Months Ended September 30,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$2,134	+185	+9%	$1,949
Natural gas storage service revenues	169	+21	+14%	148
Natural gas product sales	81	+9	+13%	72
Other service revenues	21	+2	+11%	19
Total revenues	2,405			2,188

Costs and expenses:
Natural gas product costs	81	-9	-13%	72
Operating and maintenance expenses	372	+4	+1%	376
Selling, general, and administrative expenses	166	-7	-4%	159
Depreciation and amortization expenses	426	-16	-4%	410
Taxes, other than income taxes	91	-6	-7%	85
Other (income) expense – net	25	-63	NM	(38)
Total costs and expenses	1,161			1,064

Operating income (loss)	1,244	+120	+11%	1,124

Interest expense	(244)	-1	—%	(243)
Interest income	23	-24	-51%	47
Allowance for equity and borrowed funds used during construction (AFUDC)	25	-48	-66%	73
Other income (expense) – net	(3)	+2	+40%	(5)

Net income (loss)	$1,045	+49	+5%	$996
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
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
The increase in Natural gas transportation service revenues is also due to transportation rate increases effective March 1, 2025, partially offset by one less billing day in 2025, a decrease in short-term firm transportation, and lower electric power costs in 2025. Electric power costs are recovered from our customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on our results of operations;
•An increase in Natural gas storage service revenues primarily due to an increase in rates.
•An increase in Natural gas product sales due to higher cash-out pricing, partially offset by lower volumes, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations.
Natural gas product costs changed unfavorably, directly offsetting Natural gas product sales and resulting in no net impact on our results of operations.
Operating and maintenance expenses decreased primarily due to lower electric power costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations. Additionally there were increases in Operating and maintenance expenses primarily due to higher employee-related costs, partially offset by the absence of a 2024 change in payroll policy and a decrease in contractor services costs.
Selling, general, and administrative expenses increased due to higher corporate allocations and employee-related costs, partially offset by the absence of a 2024 change in payroll policy.
Depreciation and amortization expenses increased due to rate case adjustments as well as assets and expansion projects placed into service, partially offset by a decrease in ARO related depreciation (offset in Other income (expense) – net resulting in no net impact on Transco’s results of operations).
Other (income) expense – net changed unfavorably primarily driven by changes in charges and credits associated with the rate case at Transco, an unfavorable change in ARO depreciation (offset in Depreciation and amortization expenses resulting in no net impact on Transco’s results of operations), and an unfavorable change in project feasibility costs.
Interest income decreased due to a decrease in affiliated interest income on our advances to Williams due to a lower note receivable balance during 2025.
Allowance for equity and borrowed funds used during construction (AFUDC) decreased as a result of lower eligible capital expenditures.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Nine Months Ended September 30,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$320	$ +10	+3%	$310
Natural gas storage service revenues	11	—	—%	11
Other service revenues	7	-1	-13%	8
Total revenues	338			329

Costs and expenses:
Operating and maintenance expenses	73	—	—%	73
Selling, general, and administrative expenses	37	—	—%	37
Depreciation and amortization expenses	88	-6	-7%	82
Taxes, other than income taxes	11	—	—%	11
Other (income) expense - net	(16)	+2	+14%	(14)
Total costs and expenses	193			189

Operating income (loss)	145	+5	+4%	140

Interest expense	(21)	—	—%	(21)
Allowance for equity and borrowed funds used during construction (AFUDC)	7	-1	-13%	8
Other income (expense) – net	4	-3	-43%	7

Net income (loss)	$135	$ +1	+1%	$134
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
Variances due to changes in natural gas prices and transportation volumes have little impact on revenues, because under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in our transportation rates.
Revenues increased primarily due to:
•An increase in Natural gas transportation service revenues primarily due to rate increases effective April 1, 2025 and an increase in long-term firm transportation, partially offset by one less billing day in 2025 and a decrease in short-term firm transportation;
•Partially offset by a decrease in Other service revenues from lower park and loan services.
Depreciation and amortization expenses increased due to additional assets placed in service.

Management’s Discussion and Analysis (Continued)
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
Williams’ growth capital and investment expenditures in 2025 are expected to range from $3.95 billion to $4.25 billion, excluding acquisitions. Growth capital spending in 2025 primarily includes the Power Innovation projects, projects supporting growth in the Haynesville Shale basin (including the Louisiana Energy Gateway expansion project), Transco expansions, all of which are fully contracted with firm transportation agreements, and projects supporting the Northeast G&P business. Williams is investing capital in the recently announced Louisiana LNG and Driftwood Pipeline projects, as well as the development of its Wamsutter upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. Williams retains the flexibility to adjust planned levels of growth capital and investment expenditures in response to changes in economic conditions or business opportunities including the repurchase of its common stock.
During the first nine months of 2025, Williams issued $3 billion of long-term debt and retired $1.5 billion of long-term debt (see Note 7 – Debt and Banking Arrangements).
In June 2025, Williams acquired Saber for cash consideration of $47 million and the retention of $113 million of Saber’s debt, which was separately repaid in full within the same month. On January 3, 2025, Williams paid the remaining $100 million of the Gulf Coast Storage Acquisition purchase price obligation (see Note 3 – Acquisitions and Divestitures).
As of September 30, 2025, Williams, including consolidated subsidiaries, has approximately $2.2 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
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

Management’s Discussion and Analysis (Continued)
As of September 30, 2025, Williams has approximately $25.6 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of September 30, 2025, Williams had a working capital deficit of $3.106 billion, including cash and cash equivalents and long-term debt due within one year. Williams’ available liquidity is as follows:

September 30, 2025
(Millions)
Cash and cash equivalents	$70
Capacity available under Williams’ $3.75 billion credit facility, less amounts outstanding under Williams’ $3.5 billion commercial paper program (1)	3,580
$3,650
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had $170 million of Commercial paper outstanding at September 30, 2025. Through September 30, 2025, the highest amount outstanding under the commercial paper program and credit facility during 2025 was $475 million. Williams expects to be in compliance with the financial covenants associated with the credit facility for the September 30, 2025, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders from $0.475 per share paid in each quarter of 2024, to $0.50 per share paid in the first three quarters of 2025.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in the Williams Consolidated Statement of Cash Flows:

	Cash Flow	Nine Months Ended September 30,
	Category	2025	2024
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$4,322	$3,756
Proceeds from long-term debt (Note 7)	Financing	2,994	3,594
Proceeds from dispositions of equity-method investments (Note 3)	Investing	—	161

Uses of cash and cash equivalents:
Capital expenditures	Investing	(2,938)	(1,805)
Common dividends paid	Financing	(1,832)	(1,737)
Payments of long-term debt	Financing	(1,733)	(2,286)
Proceeds from (payments of) commercial paper – net	Financing	(284)	(723)
Dividends and distributions paid to noncontrolling interests	Financing	(197)	(178)
Purchases of and contributions to equity-method investments	Investing	(192)	(101)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1)	(1,995)

Other sources / (uses) – net	Financing and Investing	(129)	(74)
Increase (decrease) in cash and cash equivalents		$10	$(1,388)
Operating activities
The factors that determine Williams’ operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation, depletion, and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments, Gain on disposition of equity-method investments, Gain on remeasurement of equity-method investments, Inventory write-downs, and Amortization of stock-based awards.
Williams’ Net cash provided (used) by operating activities for the nine months ended September 30, 2025, increased from the same period in 2024, primarily due to higher operating income (excluding non-cash items previously discussed), along with favorable changes in margin requirements and net operating working capital.

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
The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at September 30, 2025 were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Level (1)		2025	2026 - 2027	2028 - 2029+
	(Millions)
Level 1 (2)	$(92)	$(12)	$(50)	$(30)
Level 2	(204)	(5)	(124)	(75)
Level 3	8	3	(11)	16
Fair value of contracts outstanding at September 30, 2025	$(288)	$(14)	$(185)	$(89)
_______________
(1)See Note 8 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 9 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $211 million of net cash collateral in Level 1.
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
The VaR associated with Williams’ integrated natural gas trading operations was $6 million at September 30, 2025 and $4 million at December 31, 2024. Williams had the following VaRs for the period shown:

Nine Months Ended September 30, 2025
(Millions)
Average	$8
High	$18
Low	$4
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $2 million at September 30, 2025 and $8 million at December 31, 2024. Williams had the following VaRs for the period shown:

Nine Months Ended September 30, 2025
(Millions)
Average	$9
High	$18
Low	$2
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
Williams purchased Rimrock as part of the Rimrock Asset Purchase on January 31, 2025. Rimrock’s total revenues constituted approximately 2 percent of total revenues as shown in Williams’ consolidated financial statements for the nine months ended September 30, 2025. Rimrock’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at September 30, 2025. As disclosed in Note 3 – Acquisitions and Divestitures, Williams acquired Crowheart on November 1, 2024, and its total revenues constituted approximately 1 percent of total revenues as shown in Williams’ consolidated financial statements for the nine months ended September 30, 2025. Crowheart’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at September 30, 2025. Williams has excluded Rimrock’s and Crowheart’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of Williams’ disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
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

Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting.
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 10 – Contingencies and Commitments included under Part I, Item 1 Financial Statements of this report, which information is incorporated by reference into this Item.

Other Litigation
The additional information called for by this Item is provided in Note 10 – Contingencies and Commitments included under Part I, Item 1 Financial Statements of this report, which information is incorporated by reference into this Item.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$1,360,938,325
August 1 - August 31, 2025	—	$—	—	$1,360,938,325
September 1 - September 30, 2025	—	$—	—	$1,360,938,325
Total	—		—
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of Williams terminated a “Rule 10b5-1 trading arrangement,” and no director or officer of Williams adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On September 10, 2025, T. Lane Wilson, Senior Vice President and General Counsel of Williams, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c)(a “Rule 10b5-1 Trading Plan”) for the sale of up to 24,000 shares of William’s common stock. The Rule 10b5-1 Trading Plan will terminate on November 30, 2026.

Item 6. Exhibits
Williams

Exhibit No.		Description

3.1	—
Amended and Restated Certificate of Incorporation (filed on May 26, 2010, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

3.2	—
Certificate of Designations of Series B Preferred Stock of The Williams Companies, Inc. (filed on July 17, 2018, as Exhibit 3.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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

10.1§*†	—	Retention Agreement dated July 14, 2025, between Williams WPC-I, LLC, and Robert Wingo.
31.1*	—
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

*	Filed herewith.
**	Furnished herewith.
§	Management contract or compensatory plan or arrangement.
†	Personal Information redacted pursuant to Reg. S-K, Item 601(a)(6).

Transco
The following instruments are included as exhibits to this report.

Exhibit No.	Description

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
November 3, 2025

Transcontinental Gas Pipe Line Company, LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
November 3, 2025

Northwest Pipeline LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
November 3, 2025