Form 10-K
period 2025-12-31
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2026-02-24
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately:

The Williams Companies, Inc.	$67,728,227,765
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
The number of shares outstanding of the registrant’s common stock outstanding at February 19, 2026 was:

The Williams Companies, Inc.	1,221,563,111
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None

DOCUMENTS INCORPORATED BY REFERENCE

The Williams Companies, Inc.
Portions of the Williams’ Definitive Proxy Statement for the Williams’ Annual Meeting of Stockholders to be held on April 28, 2026, are incorporated into Part III, as specifically set forth in Part III.

Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
Both Transcontinental Gas Pipe Line Company, LLC and Northwest Pipeline LLC meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instructions I(2) of Form 10-K.
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
General
Williams is an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. Williams has operations in 11 supply areas that provide natural gas gathering and processing (G&P), transmission and storage services; NGL fractionation, transportation, and storage services; and marketing services to approximately 800 customers. Williams owns an interest in and operates over 32,000 miles of pipelines in 24 states and in the Gulf of America, 35 natural gas processing facilities, 9 NGL fractionation facilities, approximately 23 million barrels of NGL storage capacity, and 423 Bcf of natural gas storage capacity, and delivers natural gas that is used every day for clean-power generation, heating, and industrial use.
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
Transco owns and operates an approximately 9,600-mile natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of America through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the 12 southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, Washington D.C., Maryland, North Carolina, New York, New Jersey, and Pennsylvania. Transco’s principal business is the interstate transportation of natural gas, which is regulated by the FERC.
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

Williams' functions across the natural gas value chain

Natural Gas Gathering & Treating

- Gather and treat natural gas from producers' wells and move volumes to processing
- Transmission, Power & Gulf, Northeast G&P, and West segments
- Gas gathering capacity is ~30.8 Bcf/d

Natural Gas Processing

- Process volumes to separate natural gas from natural gas liquids (NGLs)
- Transmission, Power & Gulf, Northeast G&P, and West segments
- Processing capacity is ~8.3 Bcf/d

Natural Gas Transmission & Storage

- Move post-processed natural gas to growing demand centers
- Transco is the nation's largest natural gas transmission pipeline
- Transmission, Power & Gulf segment
- Total transmission capacity is ~34.6 MMDth/d
- Largest natural gas storage operator in proximity to LNG demand
- ~423 Bcf of natural gas storage capacity

NGL Services

- NGLs transported to fractionators to split out individual products: ethane, propane, butanes, and natural gasoline
- Purity products moved to end-users via pipeline, truck or rail
- Transmission, Power & Gulf, Northeast G&P, and West segments
- ~23 MMBbls of NGL storage capacity

Gas & NGL Marketing Services

- Market gas & NGLs to wide range of end-users primarily through transportation and storage agreements
- Complementary to core pipeline transportation and storage business
- Gas & NGL Marketing Services segment
- Gas marketing footprint of ~7 Bcf/d
- NGL marketing sales volume of 185 MBbls/d

Figures represent 100% capacity for operated assets, including those in which Williams has a share of ownership as of 12/31/2025. Excludes Assets Held for Sale.

Service Assets, Customers, and Contracts
Key variables for Williams’ businesses will continue to be:
•Obstacles to Williams’ construction and expansion efforts, including delays or denials of necessary permits and opposition to hydrocarbon-based energy development;
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

Assets serving natural gas volumes

WILLIAMS FACILITIES
Gas Plant
Fractionator
Storage
Amine Treating
Rail Terminal
Offshore Platform
Operated Upstream Assets
WILLIAMS PIPELINES
Natural Gas Transmission
Natural Gas Liquids
Natural Gas Gathering
Oil Gathering
WILLIAMS OPERATING AREAS
Supply Area
Operational Activity

Excludes Assets Held for Sale.

Natural Gas Gathering and Processing Assets
Williams’ gathering, treating, and processing operations are presented within the Transmission, Power & Gulf; Northeast G&P; and West reporting segments, as described under the heading “Business Segments.”
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
Williams’ gas processing services generate revenues primarily from the following types of contracts:
•Fee-based: A cash fee is received based on the volume of natural gas processed, generally measured in the Btu heating value. A portion of Williams’ fee-based processing revenue includes a share of the margins on the NGLs produced. For the year ended December 31, 2025, approximately 93 percent of NGL production volumes were under fee-based contracts.
•Noncash commodity-based: Gas is also processed under primarily two types of commodity-based contracts, keep-whole and percent-of-liquids, where consideration for services is received in the form of NGLs. For a keep-whole arrangement Williams replaces the Btu content of the retained NGLs with natural gas purchases, also known as shrink replacement gas. For a percent-of-liquids arrangement, Williams delivers an agreed-upon percentage of the extracted NGLs and retains the remainder. Retained NGLs, referred to as equity NGL production, are then sold. Per-unit NGL margins are calculated based on sales of these equity volumes at the processing plants. For the year ended December 31, 2025, approximately 7 percent of NGL production volumes were under noncash commodity-based contracts.
Generally, Williams’ gathering and processing agreements are long-term agreements, with terms ranging from month-to-month to the life of the producing lease. Williams has certain gas gathering and processing agreements with MVC, whereby the customer is obligated to pay a contractually determined fee based on any shortfall between the actual gathered and processed volumes and the MVC for a stated period.
Demand for gas gathering and processing services is dependent on producers’ drilling activities, which is impacted by the strength of the economy, commodity prices, and the resulting demand for natural gas by manufacturing and industrial companies and consumers. Williams’ gathering, treating, and processing businesses do not have material direct exposure to crude oil prices. Williams’ on-shore natural gas gathering and processing businesses are substantially focused on gas-directed drilling basins rather than crude oil, with a broad diversity of basins and customers served. Declines in crude oil drilling would be expected to result in less associated natural gas production, which could drive more demand for natural gas produced from gas-directed basins served.
During 2025, Williams’ facilities gathered and processed gas for approximately 253 customers. The top ten customers accounted for approximately 55 percent of gathering and processing fee revenues and NGL margins from noncash commodity-based agreements. Williams believes counterparty credit concerns in its gathering and processing businesses are significantly mitigated by the physical nature of Williams’ services, where gathering occurs at the wellhead and therefore is critical to a producer’s ability to move product to market.
Interstate Natural Gas Pipeline Assets
Williams’ interstate natural gas pipelines, which are presented in the Transmission, Power & Gulf segment as described under the heading “Business Segments,” are subject to regulation by the FERC and as such, rates and charges for the transportation of natural gas in interstate commerce are subject to regulation. The rates are established primarily through the FERC’s ratemaking process, but rates may also be negotiated with customers pursuant to the terms of tariffs and FERC policy.
Williams’ interstate natural gas pipelines transport and store natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Most of Williams’ interstate natural gas transmission businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. These contracts have various expiration dates and account for the major portion of these regulated businesses. Additionally, Williams offers storage services and interruptible transportation services under shorter-term agreements. The top ten customers of the interstate natural gas pipelines in 2025 accounted for approximately 44 percent of Williams’ regulated interstate natural gas transportation and storage revenues.
Standalone, Market-Based Rate Natural Gas Storage Assets
Williams’, market-based rate natural gas storage assets, which are separate from its regulated interstate natural gas transportation assets, are presented in the Transmission, Power & Gulf segment as described under the heading “Business Segments” and include Williams’ North Texas storage assets and Williams’ Gulf Coast storage assets. These natural gas storage assets provide natural gas storage services in interstate commerce under the jurisdiction of the FERC pursuant to the Natural Gas Act or Section 311 of the Natural Gas Policy Act. Williams is authorized to charge and collect market-based rates for all of the services that these natural gas storage assets provide.
Williams stores natural gas for a broad mix of customers, including local natural gas distribution companies, public utilities, municipalities, direct industrial users, electric power generators, and natural gas marketers and producers. Most of these natural gas storage businesses are fully contracted under long-term firm reservation contracts with high credit quality customers. The contracts have various expiration dates and account for the major portion of the entities’ businesses. The three largest customers of this business in 2025 accounted for approximately 20 percent of its total operating revenues.
Gas and NGL Marketing
Williams’ natural gas and NGL marketing services are presented primarily within its Gas & NGL Marketing Services segment. Williams markets natural gas and NGL products to a wide range of users in the energy and petrochemical industries. In 2025, the three largest natural gas marketing customers accounted for approximately 8 percent of Williams’ gross natural gas marketing sales, and the three largest NGL marketing customers accounted for approximately 42 percent of Williams’ NGL marketing sales.
Williams’ gas marketing business markets natural gas and provides natural gas asset management and wholesale marketing, trading, storage, and transportation for a diverse set of natural gas and electric utilities, municipalities, power generators, and producers, including for Williams’ upstream properties. Additionally, Williams’ gas marketing business moves and optimizes natural gas to markets through transportation and storage agreements on strategically positioned assets. Williams’ gas and NGL marketing services provide customers with access to diverse sources of supply and to various natural gas demand markets, including the southeastern and Gulf Coast regions which are the fastest growing natural gas demand regions in the United States.
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
Williams experiences significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage portfolio as well as upstream related production. However, the unrealized fair value measurement gains and losses on the derivatives are generally offset by valuation changes in the economic value of the underlying production or transportation and storage contracts, which are not recognized until the underlying transaction occurs.

Business Segments
Consistent with the manner in which Williams’ chief operating decision maker (CODM) evaluates performance and allocates resources, Williams’ operations are conducted, managed, and presented in Part I of this Annual Report within the following reportable segments: Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. All remaining business activities, including upstream operations and corporate activities, are included in Other. See Part II, Item 8. Financial Statements and Supplementary Data in Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for a full description of each segment.
Detailed discussion of each of our reportable segments follows. For a discussion of ongoing expansion projects, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Transmission, Power & Gulf
Interstate Natural Gas Pipeline Assets
Transco
At December 31, 2025, Transco’s system had a design capacity totaling approximately 20.6 MMdth/d. Transco’s system includes 62 compressor stations. Compression facilities at sea level-rated capacity total approximately 2.7 million horsepower. During 2025, Transco placed the following pipeline expansion projects in service:

Expansion Project:	Firm Transportation Capacity (MMdth/d)
Commonwealth Energy Connector	0.1
Alabama Georgia Connector	0.1
Texas to Louisiana Energy Pathway	0.4
Southeast Energy Connector	0.2
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
Transco’s three largest customers in 2025 accounted for approximately 22 percent of Transco’s total operating revenues. Transco’s firm transportation agreements are generally long-term agreements with various expiration dates and account for the major portion of its business.
NWP
At December 31, 2025, NWP’s system had a design capacity totaling approximately 3.8 MMdth/d. NWP’s system includes 42 transmission compressor stations having a combined sea level-rated capacity of approximately 476,000 horsepower.
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
NWP’s three largest customers in 2025 accounted for approximately 52 percent of NWP total operating revenues.

MountainWest
Williams owns 100 percent of MountainWest Pipelines Holding Company. MountainWest is an interstate natural gas transmission company that owns and operates an approximately 2,200-mile natural gas pipeline system which is regulated by the FERC. At December 31, 2025, MountainWest’s system has a design capacity totaling 8.4 MMdth/d. During 2025, MountainWest placed the Overthrust Westbound Compression expansion project into service increasing firm transportation capacity by approximately 0.3 MMdth/d to its pipeline. The system is comprised of MountainWest Pipeline, LLC; MountainWest Overthrust Pipeline, LLC; a 50 percent equity-method interest in White River Hub, LLC; and 64 Bcf of natural gas storage capacity, including the Clay Basin underground storage reservoir in Utah. MountainWest is located in the Rocky Mountains near six producing areas, including the Greater Green River basin in Wyoming, the Uinta basin in Utah, and the Piceance basin in Colorado.
Investments in Louisiana LNG and Driftwood Pipeline Projects
In October 2025, Williams closed on various agreements with the same counterparty to acquire a 10 percent equity-method investment in Louisiana LNG LLC (Louisiana LNG), which is developing a fully permitted LNG export facility, and an 80 percent interest in Driftwood Pipeline LLC (Driftwood Pipeline), which is constructing a fully permitted greenfield pipeline, Line 200, connecting to multiple other pipelines, including Transco and Louisiana Energy Gateway, to supply the LNG facility. Williams will be the operator of the pipeline, and a third-party will operate the LNG facility. Williams will also manage the gas supply for the LNG facility and purchase approximately 10 percent of the LNG produced. Both investments will require additional capital to fund further construction. These projects are expected to be placed into service by 2029.
Gulfstream Equity-Method Investment
Williams owns a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream), a 745-mile interstate natural gas pipeline system extending from the Mobile Bay area in Alabama to markets in Florida, which has a capacity to transport 1.4 Bcf/d. Operating responsibilities for Gulfstream are shared with the other 50 percent owner.
Standalone, Market-Based Rate Natural Gas Storage Assets
Gulf Coast Storage Assets
At December 31, 2025, Gulf Coast Storage includes a strategic portfolio of approximately 230 miles of natural gas transmission pipelines and six underground storage facilities with a capacity of approximately 120 Bcf of natural gas storage across Louisiana and Mississippi and direct access to LNG export facilities and interstate pipelines. These assets expand Williams’ natural gas storage footprint in the Gulf Coast region.
NorTex
At December 31, 2025, NorTex includes approximately 94 miles of natural gas transmission pipelines and 37 Bcf of natural gas storage in the Dallas-Fort Worth market. In addition to providing gas supply to power generation in north Texas, these assets also provide storage services for Permian gas directed toward growing Gulf Coast LNG demand.

Natural Gas Gathering and Processing Assets
The following tables summarize the significant owned and operated gathering and processing assets of this segment:

	Offshore Natural Gas Gathering Pipelines
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Consolidated:
Canyon Chief, including Blind Faith and Gulfstar extensions	Deepwater Gulf of America	156	0.5	100%	Eastern Gulf of America
Norphlet	Deepwater Gulf of America	58	0.3	100%	Eastern Gulf of America
Other Eastern Gulf	Offshore shelf and other	46	0.2	100%	Eastern Gulf of America
Seahawk	Deepwater Gulf of America	115	0.4	100%	Western Gulf of America
Perdido Norte	Deepwater Gulf of America	105	0.3	100%	Western Gulf of America
Whale (1)	Deepwater Gulf of America	26	0.2	100%	Western Gulf of America
Discovery	Central Gulf of America	594	0.6	100%	Central Gulf of America

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Markham	Markham, TX	0.5	45	100%	Western Gulf of America
Mobile Bay	Coden, AL	0.7	35	100%	Eastern Gulf of America
Discovery	Larose, LA	0.6	35	100%	Central Gulf of America
__________
(1)Includes the Whale expansion project that went into service in January 2025.
Crude Oil Transportation and Production Handling Assets
In addition to Williams’ natural gas assets, Williams owns and operates five deepwater crude oil pipelines and owns and operates production platforms serving the deepwater in the Gulf of America. Williams’ offshore floating production platforms provide centralized services to deepwater producers such as compression, separation, production handling, water removal, and pipeline landings. Williams’ crude oil transportation operations earn revenues primarily from a combination of fixed-monthly fees, contractual fixed or variable fees applied to production volumes, and contributions in aid of construction (CIAC) arrangements. Generally, fixed-monthly fees associated with production handling and export revenues are recognized on a units-of-production basis utilizing either contractually determined maximum daily quantities or expected remaining production. CIAC arrangements are recognized on a units of production basis, utilizing expected remaining production. Williams’ crude oil transportation business is supported mostly by major oil producers with long-cycle perspectives.

The following tables summarize the significant operated crude oil transportation pipelines and production handling platforms of this segment:

	Crude Oil Pipelines
	Pipeline Miles	Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Mountaineer, including Blind Faith and Gulfstar extensions	155	150	100%	Eastern Gulf of America
BANJO	57	90	100%	Western Gulf of America
Alpine	96	85	100%	Western Gulf of America
Perdido Norte	74	150	100%	Western Gulf of America
Whale (1)	124	140	100%	Western Gulf of America

	Production Handling Platforms
	Gas Inlet Capacity (MMcf/d)	Crude/NGL Handling Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Devils Tower	110	60	100%	Eastern Gulf of America
Gulfstar I FPS (2)	172	80	100%	Eastern Gulf of America
Discovery	75	10	100%	Central Gulf of America
__________
(1)Includes the Whale expansion project that went into service in January 2025.
(2)Williams’ previously owned a 51 percent interest in Gulfstar One LLC (Gulfstar One) floating production system (FPS) and acquired ownership of the remaining interest in December 2025.
Power Innovation Assets
Williams is investing in construction projects to support the power demands created by new data center and industrial development in power grid-constrained markets, including agreements with a large, investment-grade company to provide onsite natural gas and power generation infrastructure. The projects, located in Ohio and Utah, represent a combined 1.9 gigawatts of total capacity and are backed by up to 12.5 year, primarily fixed-price agreements, with an option for the customer to extend the term of the agreements. The projects will require additional capital to fund construction until the projects are placed in-service. Williams plans to place the projects into service during 2026 through 2028, assuming timely receipt of permits, and continues to pursue additional projects to support the power demands created by new data center and industrial development.

Transmission, Power & Gulf Operating Statistics

	2025	2024	2023
	(Annual Average Amounts)
Consolidated:
Interstate natural gas pipeline throughput (MMdth/d) (1)	21.0	20.2	19.8
Gathering volumes (Bcf/d)	0.72	0.55	0.60
Plant inlet natural gas volumes (Bcf/d)	0.93	0.71	0.78
NGL production (Mbbls/d)	81	47	54
NGL equity sales (Mbbls/d)	13	10	13
Crude oil transportation (Mbbls/d)	208	113	123

Non-consolidated: (2)
Interstate natural gas pipeline throughput (MMdth/d) (1)	1.2	1.2	1.2
_____________
(1)Tbtu converted to MMdth at one trillion British thermal units = one million dekatherms.
(2)Includes 100 percent of the volumes associated with equity-method investment in Gulfstream.
Northeast G&P
Natural Gas Gathering and Processing Assets
This segment includes Williams’ natural gas gathering, compression, processing, and NGL fractionation businesses in the Marcellus and Utica Shale regions in Pennsylvania, West Virginia, New York, and Ohio.

The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins
Consolidated:
Ohio Valley Midstream (1)	Ohio, West Virginia, & Pennsylvania	200	0.8	65%	Appalachian
Utica East Ohio Midstream (1) (2)	Ohio	53	0.6	65%	Appalachian
Susquehanna Supply Hub	Pennsylvania & New York	506	4.6	100%	Appalachian
Cardinal (1)	Ohio	468	0.7	66%	Appalachian
Flint	Ohio	102	0.5	100%	Appalachian

Non-consolidated: (3)
Bradford Supply Hub	Pennsylvania	755	4.4	66%	Appalachian
Marcellus South	Pennsylvania & West Virginia	353	1.5	68%	Appalachian
Laurel Mountain	Pennsylvania	1,151	0.9	69%	Appalachian
Blue Racer	Ohio & West Virginia	639	2.0	50%	Appalachian

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated: (1)
Fort Beeler	Marshall Co., WV	0.5	62	65%	Appalachian
Oak Grove	Marshall Co., WV	0.6	75	65%	Appalachian
Kensington	Columbiana Co., OH	0.6	68	65%	Appalachian
Leesville	Carroll Co., OH	0.2	18	65%	Appalachian

Non-consolidated: (3)
Berne	Monroe Co., OH	0.4	60	50%	Appalachian
Natrium	Marshall Co., WV	0.8	120	50%	Appalachian
_____________
(1)Statistics reflect 100 percent of the assets from Williams’ 65 percent ownership in Ohio Valley Midstream LLC (Northeast JV) and 66 percent ownership of Cardinal Gas Services, L.L.C. (Cardinal) gathering system.
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
NGLs are extracted from the natural gas stream in Williams’ Oak Grove and Fort Beeler cryogenic processing plants. Ethane produced at the Oak Grove de-ethanizer is transported to markets via its 50-mile ethane pipeline to Houston, Pennsylvania. The remaining mixed NGL stream from the de-ethanizer is then transported via Williams’ 60-mile NGL pipeline and fractionated at either its Moundsville or Harrison fractionation facility. The resulting products are then transported on truck, rail, or pipeline. Ohio Valley Midstream provides residue natural gas take away options for customers with interconnections to three interstate transmission pipelines.
Certain Equity-Method Investments
Appalachia Midstream Investments
Through the Appalachia Midstream Investments, Williams operates and owns an approximate average 66 percent interest in the Bradford Supply Hub gathering system and operates and owns an approximate average 68 percent interest in the Marcellus South gathering system, together which consist of approximately 1,108 miles of gathering pipeline in the Marcellus Shale region with the capacity to gather 5,870 MMcf/d of natural gas. The majority of Williams’ volumes in the region are gathered from northern Pennsylvania, southwestern Pennsylvania, and the northwestern panhandle of West Virginia in core areas of the Marcellus Shale. Williams operates the assets primarily under long-term, 100 percent fixed-fee gathering agreements that include significant acreage dedications. Additionally, certain Marcellus South agreements have MVCs.

Laurel Mountain
Williams operates and owns a 69 percent interest in a joint venture, Laurel Mountain Midstream, LLC (Laurel Mountain), which includes a 1,151-mile gathering system in western Pennsylvania with the capacity to gather 0.9 Bcf/d of natural gas. Laurel Mountain has a long-term, dedicated, volumetric-based fee agreement, with exposure to natural gas prices subject to a floor, to gather the anchor customer’s production in the western Pennsylvania area of the Marcellus Shale.
Blue Racer
Williams operates and owns a 50 percent interest in Blue Racer Midstream LLC (Blue Racer). Blue Racer is a joint venture to own, operate, develop, and acquire midstream assets in the Utica Shale and certain adjacent areas in the Marcellus Shale. Blue Racer’s assets include 639 miles of gathering pipelines and the Natrium complex in Marshall County, West Virginia, with a cryogenic processing capacity of 800 MMcf/d and fractionation capacity of approximately 134 Mbbls/d with approximately 220,000 barrels of NGL storage capacity. Blue Racer also owns the Berne complex in Monroe County, Ohio, with a cryogenic processing capacity of 400 MMcf/d, and 102 miles of NGL and condensate pipelines connecting Natrium to Berne. Blue Racer provides gathering, processing, and marketing services primarily under percent-of-liquids and fixed-fee agreements. Additionally, certain Blue Racer agreements have MVCs.
Northeast G&P Operating Statistics

	2025	2024	2023
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d)	4.16	4.16	4.45
Plant inlet natural gas volumes (Bcf/d)	1.89	1.86	1.89
NGL production (Mbbls/d)	143	139	139
NGL equity sales (Mbbls/d)	1	1	1

Non-consolidated: (1)
Gathering volumes (Bcf/d)	6.73	6.27	6.70
Plant inlet natural gas volumes (Bcf/d)	1.10	0.98	0.93
NGL production (Mbbls/d)	75	72	65
NGL equity sales (Mbbls/d)	3	5	4
__________
(1)    Includes 100 percent of the volumes associated with operated equity-method investments, including Laurel Mountain, Blue Racer, and the Bradford Supply Hub and Marcellus South within Appalachia Midstream Investments.

West
Natural Gas Gathering and Processing Assets
The following tables summarize the significant operated assets of this segment:

	Natural Gas Gathering Assets
	Location	Pipeline Miles	Inlet Capacity (Bcf/d)	Ownership Interest	Supply Basins/Shale Formations
Consolidated: (1)
Wamsutter	Wyoming	2,251	0.7	100%	Wamsutter
Southwest Wyoming	Wyoming	1,613	0.5	100%	Southwest Wyoming
Piceance	Colorado	352	1.8	100%	Piceance
Barnett Shale	Texas	815	0.4	100%	Barnett Shale
Eagle Ford Shale	Texas	1,258	0.6	100%	Eagle Ford Shale
Haynesville Shale (2)	Louisiana & Texas	978	5.6	100%	Haynesville Shale, Bossier Shale
Louisiana Energy Gateway (3)	Louisiana & Texas	179	1.8	100%	Haynesville Shale
Permian	Texas	105	0.1	100%	Permian
DJ Basin (4)	Colorado	572	1.0	100%	Denver-Julesburg

	Natural Gas Processing Facilities
	Location	Inlet Capacity (Bcf/d)	NGL Production Capacity (Mbbls/d)	Ownership Interest	Supply Basins
Consolidated:
Echo Springs	Echo Springs, WY	0.6	48	100%	Wamsutter
Opal	Opal, WY	0.7	39	100%	Southwest Wyoming
Willow Creek	Rio Blanco Co., CO	0.5	30	100%	Piceance
Parachute	Garfield Co., CO	1.0	5	100%	Piceance
Fort Lupton	Weld Co., CO	0.3	50	100%	Denver-Julesburg
Keenesburg I	Weld Co., CO	0.2	40	100%	Denver-Julesburg
Front Range	Weld Co., CO	0.1	12	100%	Denver-Julesburg
Pierce	Weld Co., CO	0.1	40	100%	Denver-Julesburg
__________
(1)    The natural gas gathering pipeline miles and inlet capacity related to the Mid-Continent region assets have been removed from the table as they are considered held for sale at December 31, 2025.
(2)    Statistics reflect assets from the completion of the Haynesville Gathering Expansion in September 2025 and the Saber Asset Purchase in June 2025.
(3)    Placed into service in July and August 2025.
(4)    Statistics include the Rimrock Asset Purchase on January 31, 2025.
Other NGL Operations
Williams owns interests in and/or operates NGL fractionation and storage assets in central Kansas near Conway. These assets include a 50 percent interest in an NGL fractionation facility with capacity of slightly more than 100 Mbbls/d and also approximately 22 million barrels of NGL storage capacity. In addition, Williams owns a 189-mile NGL pipeline from a fractionator near Conway, Kansas, to an interconnection with a third-party NGL pipeline system in Oklahoma.

Overland Pass Pipeline Equity-Method Investment
Williams operates and owns a 50 percent interest in Overland Pass Pipeline Company LLC (OPPL). OPPL is capable of transporting 245 Mbbls/d of NGLs and includes 1,035 miles of NGL pipeline extending from Opal, Wyoming, to the Mid-Continent NGL market center near Conway, Kansas, along with extensions into the Piceance and DJ basins in Colorado and a connection that receives NGLs from the Bakken Shale in the Williston basin in North Dakota and the Powder River basin in Wyoming. The equity NGL volumes from Williams’ Wyoming plants as well as certain Colorado plants are dedicated for transport on OPPL under long-term transportation agreements.
West Operating Statistics

	2025	2024	2023
	(Annual Average Amounts)
Consolidated:
Gathering volumes (Bcf/d)	6.09	5.46	5.87
Plant inlet natural gas volumes (Bcf/d)	1.68	1.54	1.40
NGL production (Mbbls/d)	99	90	84
NGL equity sales (Mbbls/d)	7	7	14
Gas & NGL Marketing Services
Williams’ natural gas marketing business provides asset management and the wholesale marketing, trading, storage, and transportation of natural gas for a diverse set of natural gas and electric utilities, municipalities, power generators, and producers and markets natural gas from the production at upstream properties. Williams’ NGL marketing business transports and markets equity NGLs from the production at processing plants, NGLs from the production at upstream properties, and NGLs on behalf of third-party NGL producers, including some fee-based processing customers. See the Gas and NGL Marketing section of Service Assets, Customers, and Contracts in Item 1. Business for additional information related to this business segment.
Cogentrix Equity-Method Investment
In March 2025, Williams purchased a minority interest in Cogentrix Co-Investment Fund, LP (Cogentrix) which is accounted for as an equity-method investment within the Gas & NGL Marketing Services segment. Cogentrix owns interests in 11 natural gas power plants (see Note 8 – Investing Activities).
Gas & NGL Marketing Services Operating Statistics

	2025	2024	2023
	(Annual Average Amounts)
Sales Volumes:
Natural Gas (Bcf/d)	6.57	7.11	7.05
NGLs (Mbbls/d)	185	177	223
Other
Other includes upstream operations and minor business activities that are not reportable segments, as well as corporate operations.
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

Certain natural gas properties in the Haynesville Shale region of Louisiana were transferred to Williams in November 2020 as part of a bankruptcy resolution with a customer. In the third quarter of 2021, Williams sold 50 percent of the existing wells and wellbore rights in the South Mansfield area of the Haynesville Shale region to a third-party operator, in a strategic effort to develop the acreage, thereby enhancing the value of Williams midstream natural gas infrastructure. On January 30, 2026, Williams closed on the sale of its interests in the region for consideration of $398 million with additional contingent consideration to possibly be received through 2029.
Operating Statistics

	2025	2024 (1)	2023
	(Annual Average Amounts)
Net Product Sales Volumes:
Natural Gas (Bcf/d)	0.29	0.27	0.29
NGLs (Mbbls/d)	11	9	7
Crude Oil (Mbbls/d)	7	5	4
________________
(1)    Includes volumes for the Crowheart Acquisition after the purchase on November 1, 2024. Further, the amounts for the acquired assets are averaged over the over the entire year.
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
Transco Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC in Docket No. RP24-1035 for an overall increase in rates. In September 2024, with the exception of certain rates that reflected a rate decrease, the FERC accepted and suspended our general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The specific rates that reflected a rate decrease were accepted, without suspension, to be effective October 1, 2024, as requested by Transco, and are not subject to refund. On October 29, 2025, Transco filed a stipulation and agreement with the FERC that resolves all issues in this proceeding without the need for a hearing. On December 30, 2025, the FERC approved the agreement, which will become effective on March 1, 2026. Included in the agreement are provisions that establish a moratorium on any general NGA Section 4(e) filing by Transco and on any NGA Section 5 filing by a settling party to change the settlement rates prior to August 31, 2027. The agreement also requires that Transco file an NGA Section 4(e) general rate case no later than August 30, 2030, unless any NGA Section 5 investigation into Transco’s generally applicable rates results in rates becoming effective before that date. Transco has provided a reserve for rate refunds, which it believes is adequate for any refunds that may be required.

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
Updated Certificate Policy Statement and Interim Greenhouse Gas (GHG) Policy Statement
On February 18, 2022, the FERC issued an Updated Certificate Policy Statement and an Interim GHG Policy Statement, which were to provide guidance for consideration of interstate natural gas pipeline projects. The Updated Certificate Policy Statement was intended to provide an analytical framework for how the FERC would consider whether a project is in the public convenience and necessity. The Interim GHG Policy Statement was intended to set forth how the FERC would assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and the NGA. On March 24, 2022, the FERC converted the Updated Certificate Policy Statement and the Interim GHG Policy Statement into draft policy statements. On January 24, 2025, the FERC terminated the Interim GHG Policy Statement proceeding and on September 12, 2025, the FERC terminated the Updated Certificate Policy Statement proceeding.
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
PHMSA has finalized amendments to its gas transmission pipeline safety regulations addressing class location change requirements. Williams is evaluating the final rule to assess its applicability across its pipeline systems and potential operational and cost impacts. Certain aspects of the rule could result in increased compliance costs, changes to operating practices, or capital expenditures for some assets. The magnitude and timing of any such impacts will depend on asset‑specific conditions, implementation choices, and future regulatory interpretations or guidance.
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

Williams estimates that the cost to be incurred in 2026 with its entire Gas Integrity Management program to be approximately $210 million, which includes $141 million and $57 million for Transco and NWP, respectively. Management considers these costs to be prudent and incurred in the ordinary course of business and the maintenance capital costs to be recoverable through rate case filings by Williams’ interstate pipelines.
Williams also has an enterprise-wide Liquid Integrity Management Plan that meets PHMSA requirements including HCA identification and a baseline assessment plan. Williams estimates that the cost to be incurred in 2026 associated with this program will be approximately $2 million. Williams considers these costs to be prudent and incurred in the ordinary course of business.
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
Williams is actively monitoring evolving regulatory requirements to ensure compliance across its operations, including Transco and NWP. Williams is assessing the applicability of various regulations to its assets and implementing necessary measures to align with these standards. Williams, including Transco and NWP, remains committed to safeguarding its infrastructure, minimizing risks, and maintaining the resilience of its operations in the face of evolving cybersecurity threats
See Part I, Item 1A. Risk Factors — “A breach of information technology infrastructure, including a breach caused by a cybersecurity attack on Williams, Transco, or NWP, or the third parties with whom they are interconnected, may interfere with the safe operation of assets, result in the disclosure of personal or proprietary information, and cause reputational harm.”

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

See Part I, Item 1A. Risk Factors — “The operation of Williams’, Transco’s, and NWP’s businesses might be adversely affected by regulatory proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to Williams’, Transco’s, and NWP’s businesses or customers,” and “The natural gas sales, transportation, and storage operations of Williams’, Transco’s, and NWP’s natural gas pipelines are subject to regulation by the FERC, which could have an adverse impact on their ability to establish transportation and storage rates that would allow them to recover the full cost of operating their respective pipelines and storage assets, including a reasonable rate of return.”
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
For additional information regarding the potential impact of federal, state, tribal, or local regulatory measures on business and specific environmental issues, please refer to Part I, Item 1A. Risk Factors — “Williams’, Transco’s, and NWP’s operations are subject to environmental laws and regulations, including laws and regulations relating to climate change and greenhouse gas emissions, which may expose them to significant costs, liabilities, and expenditures that could exceed expectations,” and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — “Environmental” and “Environmental Matters” in Part II, Item 8. Financial Statements and Supplementary Data — Note 18 – Contingencies and Commitments.
Competition
Williams’ competitive strategy spans all of its product and service offerings. Williams has a narrowed natural gas value chain focus that supports the exceptional reliability and quality services that are valued by its customers.
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
Employees
As of February 1, 2026, Williams had 5,987 full-time employees located throughout the United States. During 2025, Williams’ voluntary turnover rate was 6.3 percent.

Transco and NWP have no employees. Operations, management and certain administrative services are provided by Williams for both Transco and NWP.
Williams’ 2024 Sustainability Report is available on its website for more information about human capital programs and initiatives. The 2025 Sustainability Report will be available in the summer of 2026. Nothing on Williams’ website shall be deemed incorporated by reference into this Annual Report on Form 10-K.
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

Williams includes three safety and environmental metrics as a part of its Annual Incentive Program design. For 2025, these goals included Critical Tier 3 Loss of Primary Containment (LOPC) Ratio, a High Potential Hazard Identification to Incident Ratio goal aimed to focus attention on behaviors that are the leading causes of incidents, as well as a Methane Emissions Intensity Reduction goal focusing on efforts to reduce greenhouse gas emissions by safely and reliably operating and maintaining assets. These three metrics comprise 15 percent of Williams annual incentive program for eligible employees, and reinforce the importance of incident prevention and a commitment to environmental and safety-focused improvements.

For 2025, the LOPC Ratio, High Potential Hazard Identification to Incident Ratio and Methane Emissions Intensity Reduction goals outperformed the established targets.
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
In order to attract and retain top talent, Williams creates and is committed to maintaining a safe, inclusive workplace where employees feel valued, heard, respected, and supported in their personal and professional development. Williams leverages social and digital platforms like a careers site, external job boards, virtual and in-person career fairs and community events to attract candidates who have the specific skills we need. Further, leaders participate in training and utilize interview guides with collaboration-focused questions to ensure they are equipped with interviewer best practices that help them holistically evaluate candidates. Williams leverages employee-led resource groups to better understand business needs from the employee perspective, particularly related to engagement, development, and inclusion. Additionally, Williams supports employee engagement through formal programming including professional development, mentoring, and succession planning.
Williams provides extensive corporate and technical training programs that are agile and robust. These programs are designed to support the professional, skill, and technological development of employees, which in turn creates a competitive advantage. Williams is committed to adding long-term value by investing in employees’ growth and development. In addition to internal development programming, Williams also supports external development opportunities to further enhance employees’ professional and technical skills. Performance is measured considering both the achieved results associated with attaining annual goals and the observable skills and behaviors based on defined competencies that contribute to workplace effectiveness and career success. All formal leaders are evaluated on an additional competency around building high-performing teams. Including the defined competencies in the annual performance assessments illustrates Williams’ emphasis on, and commitment to, achieving results in the right way.

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
Williams’ Employee Resource Groups (ERGs) create space for employees to share personal experiences and perspectives, appreciate differences, and promote inclusion across the company. ERGs are employee‑led, based on shared interests and experiences, represent diverse communities and their allies, and are open to all employees. Members participate in community and volunteer events, provide professional and personal support, and contribute to a culture where all individuals can achieve their full potential.
The ERG Roundtable, led by ERG Leaders and inclusive of organizational and operational leaders and employees from across the company, support alignment and collaboration across enterprise inclusion efforts. Through this forum, ERG leaders coordinate priorities, share best practices, and advance policies, practices, and procedures that support the growth of a high‑performing workforce. Each ERG leadership team includes one or two vice president sponsors, and leadership teams coordinate and prioritize efforts with corporate oversight and support, including events organized and hosted by Williams’ 10 ERGs.
Williams is committed to helping all employees develop and succeed. Williams seeks inclusive representation at all levels of the organization through our talent management practices and employee development programs.
As of December 31, 2025, Williams’ Board of Directors includes 12 members, 10 of whom are independent members. As part of the director selection and nominating process, the Governance and Sustainability Committee annually assesses the Board’s effectiveness. Williams strives to maintain a board of directors with varied occupational and personal backgrounds.
Transactions with Affiliates
Transco and NWP engage in transactions with Williams and its subsidiaries. Please see Part II, Item 8. Financial Statements and Supplementary Data — Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies and Note 4 – Related Party Transactions.
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
•Prices for natural gas, NGLs, oil, LNG, and other commodities are volatile, and this volatility has and could continue to adversely affect Williams’ financial condition, results of operations, cash flows, access to capital, and ability to maintain or grow its business.
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
•Williams, Transco, and NWP may not be able to grow or effectively manage growth, including the pursuit and operational implementation of power innovation projects.
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
•Williams, Transco, and NWP may face opposition to the operation and expansion of pipelines and facilities from various individuals and groups or face increased scrutiny from various stakeholders with respect to environmental, social and governance practices.
•Williams, Transco, and NWP may be subject to physical and financial risks associated with climate change.
•Williams’, Transco’s, and NWP’s operations are subject to operational risks and hazards that might result in unforeseen interruptions.
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
•Restrictions in Williams’, Transco’s, and NWP’s debt agreements and the amount of their indebtedness may affect their future financial and operating flexibility.
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

Risks Related to Regulations
•The operation of Williams’, Transco’s, and NWP’s businesses might be adversely affected by regulatory proceedings, including FERC proceedings, changes in government regulations or in their interpretation or implementation, or the introduction of new laws or regulations applicable to Williams’, Transco’s, and NWP’s businesses or customers.
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

Prices for natural gas, NGLs, oil, LNG, and other commodities are volatile, and this volatility has and could continue to adversely affect Williams’ financial condition, results of operations, cash flows, access to capital, and ability to maintain or grow its business.
Williams’ revenues, operating results, future rate of growth, and the value of certain components of its business depend primarily upon the prices of natural gas, NGLs, oil, LNG, or other commodities, and the differences between prices of these commodities, and could be materially adversely affected by an extended period of low commodity prices or a decline in commodity prices. Price volatility has and could continue to impact both the amount Williams receives for products and services and the volume of products and services sold. Prices affect the amount of cash flow available for capital expenditures and Williams’ ability to borrow money or raise additional capital. Price volatility has had, and could continue to have, an adverse effect on Williams’ business, results of operations, financial condition, and cash flows.
The markets for natural gas, NGLs, oil, LNG, and other commodities are likely to continue to be volatile. Wide fluctuations in prices might result from one or more factors beyond Williams’ control, including:
•Imbalances in supply and demand whether rising from worldwide or domestic supplies of and demand for natural gas, NGLs, oil, LNG, and related commodities;
•Geopolitical turmoil in producing regions;
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
Williams, Transco, and NWP may not be able to grow or effectively manage growth, including the pursuit and operational implementation of power innovation projects.
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

Further, Williams has invested in several power innovation projects and continues to evaluate power innovation projects related to data center growth. Additional risks associated with identifying, evaluating, and executing on power innovation projects may include accurately predicting future power needs of data centers due to rapidly changing technology and market dynamics, which could result in underutilized or stranded assets; managing the potential power demand; obtaining or constructing power generation sources, including sourcing turbines and batteries and maintaining other transmission capabilities to meet potential load growth from any data center customer; financing the capital investment needed to build and maintain the necessary infrastructure to support data center development; managing community opposition; managing the possible environmental impact of power innovation projects, and evaluating and complying with evolving regulations related to data center development. Risks associated with construction are similar to those described above for other capital projects, including obtaining long-lead specialized equipment and materials, such that projects are completed, on time or at all, and the risk that construction cost overruns, including due to inflation or the imposition of tariffs on foreign-made materials and goods necessary to conduct business, could cause total project costs to exceed budgeted costs. Williams’ behind the meter power generation projects require the constant, reliable production of electricity, which if not met, may result in contractual penalties and reputational damage, among other consequences. If realized, any of these risks could have an adverse impact on Williams’ financial condition, results of operations, including the possible impairment of assets, or cash flows.
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
Additionally, some of Transco’s and NWP’s competitors may have greater financial resources and access to greater supplies of natural gas than they do. Some of these competitors may expand or construct transportation and storage systems that would serve the same markets as Transco and NWP or create additional competition for natural gas supplies or the services provided to customers. Any new pipelines could offer transportation services that are more desirable to shippers because of locations, facilities, rates, or other factors. Transco and NWP are aware of proposals by competitors to expand pipeline capacity in certain markets Transco and NWP also serve. Transco and NWP may not be able to successfully compete against current and future competitors and any failure to do so could have a material adverse effect on Transco’s and NWP’s businesses, financial condition, results of operations, and cash flows.

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
Williams’, Transco’s, and NWP’s natural gas pipelines provide some services pursuant to long-term, fixed-price contracts. It is possible that costs to perform services under such contracts will exceed the revenues collected. Regulatory or administrative actions in these areas, including successful complaints or protests against the rates of the gas pipelines, can affect Williams’, Transco’s, and NWP’s businesses in many ways, including decreasing tariff rates and revenues or setting future tariff rates to levels such that revenues are inadequate to recover increases in operating costs or to sustain an adequate return on capital investments, decreasing volumes in the pipelines, increasing costs, and otherwise altering the profitability of the pipeline business. Additionally, although other services are priced at cost-based rates that are subject to adjustment in rate cases, under FERC policy, a regulated service provider and a customer may mutually agree to sign a contract for service at a “negotiated rate” that may be above or below the FERC regulated cost-based rate for that service. These “negotiated rate” contracts are not generally subject to adjustment for increased costs that could be produced by inflation or other factors relating to the specific facilities being used to perform the services.
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
Transco and NWP rely on a limited number of customers for a significant portion of their revenues. Although some of these customers are subject to long-term contracts, Transco and NWP may be unable to negotiate extensions or replacements of these contracts on favorable terms, or at all. For the year ended December 31, 2025, Transco’s largest customer was Duke Energy Corporation, which accounted for approximately 9 percent of its operating revenue, and NWP’s largest customer was Puget Sound Energy, Inc., which accounted for approximately 31 percent of its operating revenue. The loss of all, or even a portion of, the revenues from contracted volumes supplied by Transco’s and NWP’s key customers, as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts, or otherwise, could have a material adverse effect on their businesses, financial condition, results of operations, and cash flows. For more information regarding Transco’s and NWP’s customer revenues, please read Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.
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
Williams, Transco, and NWP may face opposition to the operation and expansion of pipelines and facilities from various individuals and groups or face increased scrutiny from various stakeholders with respect to environmental, social and governance practices.
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

Additionally, companies across all industries have faced and may continue to face scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Focus and activism related to ESG (as proponents or opponents) and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage, and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.
Williams, Transco, and NWP face pressures from their stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce carbon footprint, and promote sustainability. Williams’ stockholders may require Williams to implement ESG procedures or standards to continue engaging with Williams, to remain invested in Williams, or before they may make further investments in Williams. Additionally, Williams, Transco, and NWP may face reputational challenges in the event their ESG procedures or standards do not meet the standards set by certain constituencies. Williams, Transco, and NWP adopted certain practices as highlighted in Williams’ 2024 Sustainability Report, including with respect to air emissions, biodiversity and land use, climate change, and environmental stewardship. It is possible, however, that Williams’, Transco’s, and NWP’s stakeholders might not be satisfied with these sustainability efforts or the speed of their adoption. If Williams, Transco and NWP do not meet stakeholders’ expectations, Williams’, Transco’s, and NWP’s businesses, ability to access capital, and/or Williams’ stock price could be harmed.
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
Williams, Transco, and NWP depend upon third-party pipelines and other facilities that provide delivery options to and from their pipelines and storage facilities for the benefit of their customers that is outside Williams’ Transco’s, and NWP’s control. If these pipelines or facilities were to become temporarily or permanently unavailable for any reason, or if throughput were reduced because of testing, line repair, damage to pipelines or facilities, reduced operating pressures, lack of capacity, increased credit requirements or rates charged by such pipelines or facilities or other causes, Williams, Transco, and NWP and their customers would have reduced capacity to transport, store, or deliver natural gas or NGL products to end use markets or to receive deliveries of mixed NGLs, as applicable, thereby reducing revenues. Any temporary or permanent interruption at any key pipeline interconnection or in operations on third-party pipelines or facilities that would cause a material reduction in volumes transported on Williams’, Transco’s, or NWP’s pipelines or gathering systems, as applicable, or processed, fractionated, treated, or stored at Williams’, Transco’s, or NWP’s facilities, as applicable, could have a material adverse effect on Williams’, Transco’s, and NWP’s businesses, financial condition, results of operations, and cash flows.
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
Williams has defined benefit pension plans and other postretirement benefit plans. The timing and amount of the funding requirements under the defined benefit pension plans depend upon a number of factors that Williams controls, including changes to pension plan benefits, as well as factors outside of Williams’ control, such as asset returns, interest rates, and changes in pension laws. Changes to these and other factors can significantly increase Williams’ funding requirements and could have a significant adverse effect on Williams’ financial condition and results of operations.
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
Downgrades of Williams’, Transco’s, and NWP’s credit ratings increase the cost of borrowing and could require Williams, Transco, and NWP to provide collateral to their counterparties, negatively impacting available liquidity. In addition, Williams’, Transco’s, and NWP’s ability to access capital markets could be limited by the downgrading of their credit ratings.
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
Williams’ total outstanding long-term debt (including current portion and commercial paper) as of December 31, 2025, was $29.4 billion, including the long-term debt of Transco and NWP. The total outstanding long-term debt (including current portion) as of December 31, 2025, for Transco and NWP was $5.9 billion and $748 million, respectively.
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
In an effort to manage Williams’ financial exposure related to commodity price and market fluctuations, Williams has entered, and may in the future enter into, contracts to hedge certain risks associated with its assets and operations. In these hedging activities, Williams has used, and may in the future use, fixed-price, forward, physical purchase, and sales contracts, futures, financial swaps, and option contracts traded in the over-the-counter markets or on exchanges. Nevertheless, no single hedging arrangement can adequately address all risks present in a given contract. For example, a forward contract that would be effective in hedging commodity price volatility risks would not hedge the contract’s counterparty credit or performance risk. Therefore, unhedged risks will always continue to exist. While Williams attempts to manage counterparty credit risk within guidelines established by its credit policy,

Williams may not be able to successfully manage all credit risk and as such, future cash flows and results of operations could be impacted by counterparty default. The difference in accounting treatment for the underlying position and the financial instrument used to hedge the value of the contract can cause volatility in Williams’ reported net income while the positions are open due to mark-to-market accounting.
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
Risks Related to Regulations
The operation of Williams’, Transco’s, and NWP’s businesses might be adversely affected by regulatory proceedings, including FERC proceedings; changes in government regulations or in their interpretation or implementation; or the introduction of new laws or regulations applicable to Williams’, Transco’s, and NWP’s businesses or customers.
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
Certain inquiries, investigations, and court proceedings are ongoing. Adverse effects may continue as a result of the uncertainty of ongoing inquiries, investigations, and court proceedings, or additional inquiries and proceedings by federal or state regulatory agencies or private plaintiffs. In addition, Williams, Transco, and NWP cannot predict the outcome of any of these inquiries or whether these inquiries will lead to additional legal proceedings against them, or other regulatory action, including legislation, which might be materially adverse to the operation of Williams’, Transco’s, and NWP’s businesses and results of operations or increase their operating costs in other ways. Current legal proceedings or other matters, including environmental matters, suits, regulatory appeals, and similar matters might result in adverse decisions against Williams, Transco, and NWP which, among other outcomes, could result in the imposition of substantial penalties and fines and could damage their reputation. The result of such adverse decisions, either individually or in the aggregate, could be material and may not be covered fully or at all by insurance.
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
In addition, regulations directed at preventing climate change and the costs that may be associated with such regulations and with the regulation of emissions of GHGs have the potential to affect the businesses of Williams, Transco, and NWP. Regulatory actions by the Environmental Protection Agency or the passage of new laws or regulations could result in increased costs to operate and maintain facilities, install new emission controls on facilities, or administer and manage any GHG emissions program. Williams, Transco, and NWP believe it is possible that future governmental legislation and/or regulation may require them either to limit GHG emissions associated with operations or to purchase allowances for such emissions. Williams, Transco, and NWP could also be subjected to a carbon tax assessed on the basis of carbon dioxide emissions or otherwise. However, Williams, Transco, and NWP cannot predict precisely what form these future regulations might take, the stringency of any such regulations or when they might become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of permitted emissions allowances. These proposals could require Williams, Transco, and NWP to reduce emissions or to purchase allowances for such emissions.
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
Integration with Overall Risk Management: Management’s cybersecurity processes have been integrated into the overall risk management system and processes. Management considers cybersecurity threat risks alongside other company risks as part of its overall risk assessment process. Cybersecurity risk professionals collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
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

Disclosure of Risks: Management describes how risks from cybersecurity threats could materially affect its business strategy, results of operations, or financial condition, as part of its risk factor disclosures at Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. To date, Williams has not experienced any cybersecurity threats or incidents that have resulted in a material adverse effect on our business strategy, results of operations, or financial condition. However, management continues to monitor and assess risks that could have a material impact in the future.
Management is committed to continually enhancing its cybersecurity processes and practices to address the dynamic nature of the threats it faces and to ensure the security and integrity of its systems and data.
Cybersecurity Governance
Cybersecurity is an important part of the risk management processes and an area of focus for the Board of Directors and management. Each member of Williams’ organization, which includes Transco and NWP, from facility operators to board members, has a responsibility to safeguard the organization’s cybersecurity. The Chief Information Security Officer (CISO) collaborates with internal stakeholders to develop, implement and maintain the Cybersecurity Program, ensuring that the program addresses the evolving cybersecurity risk landscape. The CISO also engages with executive leadership to ensure that cybersecurity remains integrated with Williams’ overall risk management and strategic objectives.
The Board of Directors oversees cybersecurity-related policy and strategy. As part of this oversight, the CISO provides a cybersecurity dashboard that is reviewed by the Board annually, which includes key performance indicators for cybersecurity process maturity, operational performance, and enterprise performance toward TSA compliance. Additionally, the Audit Committee, comprised of independent directors, reviews the implementation and effectiveness of cybersecurity risk management protocol as part of the company’s accounting and internal control policies. As part of this oversight, the Chief Information Officer (CIO) presents to the Audit Committee bi-annually, as well as periodically in conjunction with any internal audits related to cybersecurity.
Management has implemented processes and controls designed to prevent, detect, mitigate, and remediate cybersecurity incidents, ensuring ongoing protection of the company’s systems and data. Additionally, management has protocols by which cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, are reported to the Board, as well as ongoing updates regarding any such incident until it has been addressed.
Williams’ CIO, who joined the company in February 2025, brings over 20 years of experience in information technology and leadership within the energy industry. He has extensive expertise in digital transformation, cloud strategies, enterprise artificial intelligence initiatives, and cybersecurity, as well as managing large-scale system implementations and integrations. He holds an Executive Master of Business Administration from the University of Texas at San Antonio, a Master of Computer Science and Engineering from the University of Texas at Arlington, and a Bachelor of Information Science and Engineering from Bangalore University.
Williams’ CISO joined the company in November 2025, bringing significant experience in cybersecurity and operational technology leadership within the energy industry. He holds a Bachelor of Science in Management Information Systems from Kansas State University and is a Certified Information Systems Security Professional. His expertise spans operational technology security, infrastructure management, and cybersecurity operations. At Williams, he is responsible for the company’s cybersecurity strategy and execution, ensuring robust protection of systems and data in a dynamic threat environment.
Item 2. Properties
Please read “Business” for a description of the location and general character of Williams’ principal physical properties. Williams generally owns its facilities in fee simple, although a substantial portion of our pipeline and gathering facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses, or consents on and across properties owned by others.

Transco
Transco’s gas pipeline facilities are generally owned in fee simple. However, a substantial portion of such facilities is constructed and maintained pursuant to rights-of-way, easements, permits, licenses or consents on and across properties owned by others. Compressor stations, with appurtenant facilities, are located in whole or in part either on lands owned or on sites held under leases or permits issued or approved by public authorities. Transco’s storage facilities are either owned or contracted for under long-term leases or easements. Transco leases its company offices in Houston, Texas.
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 18 – Contingencies and Commitments included under Part II, Item 8. Financial Statements and Supplementary Data of this report, which information is incorporated by reference into this Item.
Other Litigation
The additional information called for by this Item is provided in Note 18 – Contingencies and Commitments included under Part II, Item 8. Financial Statements and Supplementary Data of this report, which information is incorporated by reference into this Item.
Item 4. Mine Safety Disclosures
Not applicable.

Information About Williams’ Executive Officers
The name, title, age, period of service, and recent business experience of each of Williams’ executive officers as of February 24, 2026, are listed below.

Name and Position	Age	Business Experience in Past Five Years (or Relevant Business Experience)

Alan S. Armstrong	63	2025 to present	Director and Executive Chairman of the Board, The Williams Companies, Inc.
Director and Executive Chairman of the Board		2011 to 2025	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Payvand Fazel	39	2026 to present	Senior Vice President - Commercial, The Williams Companies, Inc.
Senior Vice President - Commercial		2025 to 2026	Vice President Western Interstates, The Williams Companies, Inc.
		2024 to 2025	Vice President Natural Gas Liquid (NGL) Operations & Commercial - G&P, The Williams Companies, Inc.
		2022 to 2024	Vice President Strategic Development, The Williams Companies, Inc.
		2021 to 2022	Vice President Origination and NGL Marketing/Commercial, The Williams Companies, Inc.
Glen G. Jasek	59	2026 to present	Senior Vice President - Transmission, Power & Gulf, The Williams Companies, Inc.
Senior Vice President - Transmission, Power & Gulf		2019 to 2026	Vice President/General Manager Eastern Interstates, The Williams Companies, Inc.
Mary A. Hausman	54	2022 to present	Vice President, Chief Accounting Officer and Controller, The Williams Companies, Inc.
Vice President, Chief Accounting Officer and Controller		2019 to 2022	Staff Vice President of Internal Audit, The Williams Companies, Inc.
Principal Financial Officer - Transco and NWP
Larry C. Larsen	51	2025 to present	Executive Vice President and Chief Operating Officer, The Williams Companies, Inc.
Executive Vice President and Chief Operating Officer		2022 to 2025	Senior Vice President - Gathering & Processing, The Williams Companies, Inc.
		2020 to 2022	Vice President Strategic Development, The Williams Companies, Inc.
		2019 to 2020	Vice President Rocky Mountain Midstream, The Williams Companies, Inc.
Thomas F. McCoy	63	2025 to present	Senior Vice President - Upstream, The Williams Companies, Inc.
Senior Vice President - Upstream		2024 to 2025	Adjunct Professor of Petroleum Practice, University of Tulsa
		2020 to 2022	Senior Vice President of Production, Cimarex Energy
Eric J. Ormond	39	2023 to present	Senior Vice President - Project Execution, The Williams Companies, Inc.
Senior Vice President - Project Execution		2023	Senior Vice President Commercial Operations, Engineering & Project Management, Crestwood Midstream Partners LP
		2020 to 2023	Senior Vice President Engineering & Project Management, Crestwood Midstream Partners LP
		2017 to 2020	Vice President Strategic Development & New Ventures, Crestwood Midstream Partners LP

Name and Position	Age	Business Experience in Past Five Years (or Relevant Business Experience)
Debbie L. (Cowan) Pickle	48	2026 to present	Senior Vice President and Chief Human Resources Officer, Communications and Corporate Social Responsibility, The Williams Companies, Inc.
Senior Vice President - Chief Human Resources Officer, Communications and Corporate Social Responsibility		2018 to 2026	Senior Vice President and Chief Human Resources Officer, The Williams Companies, Inc.
John D. Porter	56	2026 to present	Executive Vice President and Chief Financial Officer, The Williams Companies, Inc.
Executive Vice President and Chief Financial Officer		2022 to present	Senior Vice President and Chief Financial Officer, The Williams Companies, Inc.
		2020 to 2022	Vice President, Chief Accounting Officer, Controller and Financial Planning & Analysis, The Williams Companies, Inc.
Todd J. Rinke	52	2025 to present	Senior Vice President - Gathering & Processing, The Williams Companies, Inc.
Senior Vice President - Gathering & Processing		2021 to 2025	Vice President/General Manager - ORSH, The Williams Companies, Inc.
		2018 to 2021	Vice President/General Manager - Central, The Williams Companies, Inc.
Chad A. Teply	54	2025 to 2026	Senior Vice President - Transmission, Power & Gulf, The Williams Companies, Inc. (retiring April 3, 2026)
Senior Vice President - Transmission, Power & Gulf		2023 to 2025	Senior Vice President - Transmission & Gulf of Mexico, The Williams Companies, Inc.
Principal Executive Officer - Transco and NWP		2020 to 2023	Senior Vice President - Project Execution, The Williams Companies, Inc.
		2017 to 2020	Senior Vice President - Business Policy and Development, PacifiCorp (a Berkshire Hathaway Energy Company)
T. Lane Wilson	59	2017 to present	Senior Vice President and General Counsel, The Williams Companies, Inc.
Senior Vice President and General Counsel
Robert R. Wingo	47	2025 to present	Executive Vice President and Corporate Strategic Development, The Williams Companies, Inc.
Executive Vice President and Corporate Strategic Development		2024 to 2025	Executive Vice President of Corporate Ventures & Midstream, EQT Corporation
		2021 to 2024	Executive Vice President of Corporate Ventures, EQT Corporation
		2018 to 2021	Managing Director, Encap Flatrock Midstream
Chad J. Zamarin	49	2025 to present	Director, Chief Executive Officer, and President, The Williams Companies, Inc.
Director, Chief Executive Officer, and President		2023 to 2025	Executive Vice President of Corporate Strategic Development, The Williams Companies, Inc.
		2017 to 2023	Senior Vice President - Corporate Strategic Development, The Williams Companies, Inc.

PART II
Item 5. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Williams’ common stock is listed on the New York Stock Exchange under the symbol “WMB.” At the close of business on February 19, 2026, Williams had 5,329 holders of record of common stock.
Transco and NWP are indirectly wholly owned by Williams.
Cash distributions declared and paid to Williams are as follows:

	Year Ended December 31,
	2025	2024
	(Millions)
Transco	$1,340	$1,145
NWP	148	150
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	—	$1,360,938,325
November 1 - November 30, 2025	—	—	—	1,360,938,325
December 1 - December 31, 2025	—	—	—	1,360,938,325
Total	—		—
Performance Graph
Set forth below is a line graph comparing Williams’ cumulative total stockholder return on common stock (assuming reinvestment of dividends) with the cumulative total return of the S&P 500 Stock Index, the Bloomberg Americas Pipelines Index, and the Arca Natural Gas Index for the period of five fiscal years commencing January 1, 2021. The Bloomberg Americas Pipelines Index is composed of Enbridge Inc., TC Energy Corporation, Kinder Morgan, Inc., Keyera Corp., ONEOK, Inc., Cheniere Energy, Inc., Pembina Pipeline Corporation, Plains GP Holdings LP, Targa Resources Corp., and Williams. The Arca Natural Gas Index is comprised of 20 highly capitalized companies in the natural gas industry involved primarily in natural gas exploration and production and natural gas pipeline transportation and transmission. The graph below assumes an investment of $100 at the beginning of the period.

	2020	2021	2022	2023	2024	2025
The Williams Companies, Inc.	$100	$138	$184	$206	$335	$384
S&P 500 Index	100	129	105	133	166	196
Bloomberg Americas Pipelines Index	100	160	261	259	283	303
Arca Natural Gas Index	100	160	205	221	268	303

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Williams is an energy company committed to being the leader in providing infrastructure that safely delivers natural gas products to reliably fuel the clean energy economy. Its operations are located in the United States.
Williams’ interstate natural gas pipeline strategy is to create value by maximizing the utilization of its pipeline capacity by providing high-quality, low-cost transportation of natural gas to large and growing markets. Williams’ gas pipeline businesses’ interstate transmission and storage activities are subject to regulation by the FERC. As such, Williams’ rates and charges for the transportation of natural gas in interstate commerce; the extension, expansion, or abandonment of jurisdictional facilities; and accounting, among other things, are subject to regulation. The rates are established primarily through the FERC’s ratemaking process, but Williams may also negotiate rates with its customers pursuant to the terms of its tariffs and FERC policy. Changes in commodity prices and volumes transported have limited near-term impact on these revenues because the majority of the cost of service is recovered through firm capacity reservation charges in transportation rates.
The ongoing strategy of Williams’ midstream operations is to safely and reliably operate large-scale midstream infrastructure where its assets can be fully utilized and drive low per-unit costs. Williams focuses on consistently attracting new business by providing highly reliable service to its customers. These services include natural gas gathering and processing, treating, compression and storage; NGL fractionation, transportation and storage; and crude oil production handling and transportation, as well as marketing services for NGL, crude oil, and natural gas.
Consistent with the manner in which Williams’ CODM evaluates performance and allocates resources, Williams’ operations are conducted, managed, and presented within the following reportable segments: Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. All remaining business activities, including upstream operations and corporate activities, are included in Other. See Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies for a full description of each segment.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to Williams’ current continuing operations and should be read in conjunction with the financial statements and combined notes thereto included in Part II, Item 8. Financial Statements and Supplementary Data of this report.
Dividends
In December 2025, Williams paid a regular quarterly dividend of $0.500 per share. On January 27, 2026, Williams’ board of directors approved a regular quarterly dividend of $0.525 per share payable on March 30, 2026.

Management’s Discussion and Analysis (Continued)
Overview of Year Ended December 31, 2025
Net income (loss) attributable to The Williams Companies, Inc. for the year ended December 31, 2025, increased $393 million compared to the year ended December 31, 2024. Further discussion of the results is found in this report in the Results of Operations.
Recent Developments
Transco FERC Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and has accrued a related liability for rate refunds. Transco filed with the FERC in October 2025 for approval of the settlement. On December 30, 2025, the FERC approved the settlement which will become effective March 1, 2026.
Power Innovation Projects
Williams continues to pursue projects to support the power demands created by new data center and industrial development in power grid-constrained markets, including agreements with a large, investment-grade company to provide onsite natural gas and power generation infrastructure. See Expansion Projects for further discussion.
Sale of Mid-Continent Gathering Assets
In December 2025, Williams’ management approved a plan to sell certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025 and an impairment, within the West segment, has been recognized for 2025.
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. The transaction closed in January 2026, and Williams expects to recognize a gain in the first quarter of 2026.
Investments in Louisiana LNG and Driftwood Pipeline Projects
In October 2025, Williams closed on various agreements with the same counterparty to acquire a 10 percent equity-method investment in Louisiana LNG, which is developing a fully permitted LNG export facility, and an 80 percent interest in Driftwood Pipeline, which is constructing a fully permitted greenfield pipeline, Line 200, connecting to multiple other pipelines, including Transco and Louisiana Energy Gateway, to supply the LNG facility. Williams will be the operator of the pipeline. The total initial purchase price was $378 million, and both investments will require additional capital to fund further construction. Williams will also manage the gas supply for the LNG facility and purchase approximately 10 percent of the LNG produced.
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

Management’s Discussion and Analysis (Continued)
Cogentrix Investment
In March 2025, Williams purchased a minority interest in Cogentrix for $153 million, which is accounted for as an equity-method investment within the Gas & NGL Marketing Services segment. Cogentrix owns interests in 11 natural gas power plants (see Note 8 – Investing Activities).
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
Transmission, Power & Gulf
Overthrust Westbound Compression Expansion
In October 2024, MountainWest received approval from the FERC for the project, which involves an expansion of MountainWest’s existing natural gas transmission system to provide incremental firm transportation capacity from multiple receipt points in Wamsutter, Wyoming to a delivery point in Opal, Wyoming. MountainWest placed the project into service in November 2025, increasing capacity by 325 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
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
Company Outlook
Williams’ strategy is to provide a large-scale, reliable, and clean energy infrastructure designed to maximize the opportunities created by the vast supply of natural gas and natural gas products that exists in the United States. Williams accomplishes this by connecting the growing demand for cleaner fuels and feedstocks with our major positions in the premier natural gas and natural gas products supply basins. Williams continues to maintain a strong commitment to safety, environmental stewardship including seeking opportunities for renewable energy ventures, operational excellence, and customer satisfaction. Williams believes that accomplishing these goals will position it

Management’s Discussion and Analysis (Continued)
to deliver safe, reliable, clean energy services to its customers and an attractive return to shareholders. Williams’ business plan for 2026 includes a continued focus on earnings and cash flow growth.
In 2026, Williams’ operating results are expected to benefit from the continued growth in the Transmission, Power & Gulf segment, primarily reflecting the impacts of the Socrates Power Innovation project, as well as numerous expansion projects at Transco and the Gulf of America. Growth in 2026 will benefit from a full year of the Louisiana Energy Gateway expansion project as well as expected increases in Haynesville Shale volumes. Additionally, Williams expects higher gathering and processing results in the Northeast. These increases are partially offset by the divestiture of the South Mansfield upstream joint venture, and lower expected Eagle Ford results in our West segment related to minimum volume commitment reductions.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2026 are expected to range from $6.1 billion to $6.7 billion, excluding acquisitions and certain long-lead time equipment for power innovation projects which are backed by reimbursement from the customer if the equipment order is cancelled. Growth capital spending in 2026 primarily includes the Power Innovation projects, Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Shale basin, and projects supporting the Northeast G&P business. Williams is investing capital in the Louisiana LNG and Driftwood Pipeline projects, as well as the development of its Wamsutter upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments. See Note 18 – Contingencies and Commitments for further discussion of Williams’ commitments.
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

Management’s Discussion and Analysis (Continued)
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
Southeast Supply Enhancement
In January 2026, Transco received approval from the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia, and Alabama. Transco plans to place the project into service as early as the third quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,597 Mdth/d.
Northeast Supply Enhancement
In August 2025, the FERC issued an order granting Transco’s petition for reissuance of the certificate authorization for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s Compressor Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In October and November 2025, Transco’s applications for Clean Water Act and related permits with the states of Pennsylvania, New York and New Jersey were approved. In August 2025, Transco executed precedent agreements with customers subscribing to all of the capacity under the project. Transco plans to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 400 Mdth⁄d.
Pine Prairie Phase IV Expansion
In August 2025, Williams filed a certificate application with the FERC for the project, which will involve an expansion of storage capacity and the injection and withdrawal capabilities of one of its existing storage facilities in the Gulf Coast region. Williams plans to place the project into service during the fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase working gas storage capacity by 10 Bcf.
Dalton Lateral II
Transco plans to file a certificate application for the project with the FERC in 2027. The project involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s main line near existing Station 115 to an existing power plant in Georgia. Transco plans to place the project into service as early as the fourth quarter of 2029, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity up to 460 Mdth/d.
Power Express
Transco plans to file an application with the FERC as early as the second quarter 2027 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm

Management’s Discussion and Analysis (Continued)
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
Ryckman Creek Loop
In January 2026, NWP received approval from the FERC for the project, which involves an expansion of NWP’s existing natural gas transmission system to provide incremental firm transportation capacity from a receipt point in northeast Oregon to multiple delivery points in southwest Wyoming. NWP plans to place the project into service as early as the fourth quarter of 2026. The project is expected to increase capacity by 50 Mdth/d.
Huntingdon Connector
NWP plans to file a prior notice application for the project with the FERC in the first quarter of 2026. The project involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the Sumas receipt point to various delivery points in Washington. NWP plans to place the project into service during the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 78 Mdth/d.
Wild Trail
In May 2025, NWP filed a certificate application with the FERC for the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the White River Hub receipt point in western Colorado to various delivery points in southwest Wyoming and southern Colorado. The Wild Trail project is fully subscribed by an affiliate of NWP. NWP plans to place the project into service during the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 83 Mdth/d.
Kelso-Beaver Reliability
In November 2025, NWP received approval from the FERC for the project. The Kelso-Beaver Reliability project on NWP’s existing natural gas transmission system will provide year-round transportation capacity to various receipt and delivery points in Oregon. NWP plans to place the project into service during the fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 183 Mdth/d.
Power Innovation
Socrates
Williams has received approval from the Ohio Power Siting Board for the power generation facilities and is expecting final approval for the associated gas pipeline infrastructure in the first half of 2026. The Socrates project involves the construction of the Socrates North and South power generation facilities in New Albany, Ohio. Williams has agreed to provide committed power generation and associated gas pipeline infrastructure for the project, which is expected to provide a combined 400 megawatts of onsite power generation capacity to the customer. The project is backed by a 10 year, primarily fixed-price power

Management’s Discussion and Analysis (Continued)
purchase agreement, with an option for the customer to extend the term of the agreement. Williams plans to place the project into service in the third and fourth quarter of 2026, assuming timely receipt of permits.
Additional Projects
Williams has agreed to provide committed power generation and associated gas pipeline infrastructure for three additional Power Innovation projects, Apollo, Aquila and Socrates the Younger. The projects are backed by primarily fixed-price power purchase agreements, with options for the customer to extend the term of the agreements. The Apollo project, in Ohio, has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2027. The Aquila project, in Utah, also has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2027 and the first half of 2028. The Socrates the Younger project, in Ohio, has a term of 10 years, and Williams expects the project to be placed into service the second half of 2028. All expected in-service dates assume timely receipt of permits.
West
Dorne
Williams will construct and operate a greenfield treating and dehydration facility with a capacity of 400 MMcf/d. This project is expected to be placed into service in the third quarter of 2027.
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
Regulatory Accounting
Williams’ regulated interstate natural gas pipelines, including Transco and NWP, are regulated by the FERC. Accounting Standards Codification (ASC) Topic 980, “Regulated Operations,” (ASC 980) provides that certain costs that would otherwise be charged to expense should be deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense should be deferred as regulatory liabilities, based on the expected return to customers in future rates. Management’s expected recovery of deferred costs and return of deferred credits generally results from specific decisions by regulators granting such ratemaking treatment. Certain incurred costs and obligations are recorded as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates.

Accounting for operations that are regulated and apply the provisions of ASC 980 can differ from the accounting requirements for nonregulated operations. Transactions that are recorded differently as a result of regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, capitalization of other project costs, retirements of general plant assets, levelized cost of service, employee-related benefits, environmental costs, negative salvage, asset retirement obligations (AROs), as well as other costs and taxes included in, or expected to be included in, future rates. Management has determined that for its rate-regulated entities, it is appropriate to apply the accounting prescribed by ASC 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements. Management’s assessment of the probability of recovery or pass-through of regulatory assets and liabilities requires judgment and interpretation of laws and regulatory commission orders. If, for any reason, any of Williams’ regulated interstate natural gas pipelines, including Transco or NWP, ceases to meet the criteria for application of regulatory accounting treatment for all or part of its operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the respective

Management’s Discussion and Analysis (Continued)
balance sheet and included in the respective statement of income for the period in which the discontinuance of regulatory accounting treatment occurs and can be estimated, unless otherwise required to be recorded under other provisions of U.S. generally accepted accounting principles.
The aggregate amount of regulatory assets reflected on Williams’ Consolidated Balance Sheet was $698 million at December 31, 2025, of which Transco’s and NWP’s Balance Sheets reflected $394 million and $83 million, respectively. The aggregate amount of regulatory liabilities reflected on Williams’ Consolidated Balance Sheet was $1.3 billion at December 31, 2025, of which Transco’s and NWP’s Balance Sheets reflected $1.0 billion and $245 million, respectively. A summary of regulatory assets and liabilities is included in Note 10 – Regulatory Assets and Liabilities.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three years ended December 31, 2025, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,
	2025	$ Change from 2024*	% Change from 2024*	2024	$ Change from 2023*	% Change from 2023*	2023
	(Dollars in millions)
Revenues:
Service revenues	$8,348	+720	+9%	$7,628	+602	+9%	$7,026
Product sales and service revenues – commodity consideration	3,482	+357	+11%	3,125	+200	+7%	2,925
Net gain (loss) from commodity derivatives	120	+370	NM	(250)	-1,206	NM	956
Total revenues	11,950			10,503			10,907
Costs and expenses:
Product costs and net processing commodity expenses	2,199	-81	-4%	2,118	-83	-4%	2,035
Operating and maintenance expenses	2,282	-103	-5%	2,179	-195	-10%	1,984
Depreciation, depletion, and amortization expenses	2,347	-128	-6%	2,219	-148	-7%	2,071
General and administrative expenses	721	-13	-2%	708	-43	-6%	665
Impairment or write-off of certain assets	212	-212	NM	—	+10	+100%	10
Gain on sale of business	—	—	—	—	-129	-100%	(129)
Other (income) expense – net	(7)	-53	-88%	(60)	+20	+50%	(40)
Total costs and expenses	7,754			7,164			6,596
Operating income (loss)	4,196			3,339			4,311
Equity earnings (losses)	760	+200	+36%	560	-29	-5%	589
Other investing income (loss) – net	42	-301	-88%	343	+235	NM	108
Interest expense	(1,442)	-78	-6%	(1,364)	-128	-10%	(1,236)
Net gain from Energy Transfer litigation judgment	—	—	—	—	-534	-100%	534
Other income (expense) – net	69	-39	-36%	108	+9	+9%	99
Income (loss) before income taxes	3,625			2,986			4,405
Less: Provision (benefit) for income taxes	857	-217	-34%	640	+365	+36%	1,005
Income (loss) from continuing operations	2,768			2,346			3,400
Income (loss) from discontinued operations	—	—	—	—	+97	+100%	(97)
Net income (loss)	2,768			2,346			3,303
Less: Net income attributable to noncontrolling interests	150	-29	-24%	121	+3	+2%	124
Net income (loss) attributable to The Williams Companies, Inc.	$2,618	+393	+18%	$2,225	-954	-30%	$3,179
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
2025 vs. 2024
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the Transmission, Power & Gulf and the West segments;
•Increased Transco transportation and storage rates and Gulf Coast Storage rates at the Transmission, Power & Gulf segment;
•Higher volumes from the August 2024 Discovery Acquisition at the Transmission, Power & Gulf segment, the June 2025 Saber Asset Purchase and the January 2025 Rimrock Asset Purchase at the West segment, and higher volumes from the Northeast JV at the Northeast G&P segment;
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
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher product sales from upstream operations primarily related to higher volumes, including the November 2024 Crowheart Acquisition (See Note 3 – Acquisitions and Divestitures), and natural gas prices at Other;
•Higher equity NGL sales and commodity consideration revenues associated with equity NGL production activity primarily due to the Discovery Acquisition at the Transmission, Power & Gulf segment;
•Higher marketing sales activities primarily related to higher net gas marketing sales activities, partially offset by lower NGL marketing sales activities at the Gas & NGL Marketing Services segment;
•Higher cash-out activity primarily at the Transmission, Power & Gulf segment.
As Williams is acting as agent for natural gas marketing customers, its natural gas marketing product sales are presented net of the related costs of those activities within the Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as upstream operations at Other (see Note 17 – Commodity Derivatives).
Williams experiences significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage capacity portfolios as well as upstream-related production. However, the unrealized fair value measurement gains and losses on the derivatives are generally offset by valuation changes in the economic value of the underlying production or transportation and storage capacity contracts, which are not recognized until the underlying transaction occurs.

Management’s Discussion and Analysis (Continued)
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily due to the Discovery Acquisition at the Transmission, Power & Gulf segment;
•Higher cash-out activity primarily at the Transmission, Power & Gulf segment; partially offset by
•Lower marketing activities primarily related to NGL’s at the Gas & NGL Marketing Services segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the Transmission, Power & Gulf and West segments, as well as upstream operations at Other, and higher electricity and fuel primarily in the Northeast G&P segment (substantially offset by higher Service revenues discussed above), partially offset by the absence of the impact of a 2024 change in practice related to payroll timing.
Depreciation, depletion, and amortization expenses increased primarily related to assets acquired and expansion projects placed in-service at the Transmission, Power & Gulf and West segments, as well as upstream operations at Other and an increase in Transco depreciation rates associated with the rate case at the Transmission, Power & Gulf segment, partially offset by lower ARO-related depreciation at the Transmission, Power & Gulf segment.
General and administrative expenses increased due to higher employee-related costs, partially offset by lower acquisition and transition costs primarily at the Transmission, Power & Gulf segment and the absence of the impact of a 2024 change in a practice related to payroll timing.
Impairment or write-off of certain assets includes an impairment to certain assets held for sale in the Mid-Continent region and the write-off of certain DJ Basin region assets in the West segment in 2025.
The unfavorable change in Other (income) expense – net within Operating income (loss) includes net unfavorable changes to charges and credits associated with amortization of regulatory assets and liabilities related to the Transco rate case and deferral of ARO-related depreciation at the Transmission, Power & Gulf segment.
Equity earnings (losses) changed favorably primarily due to the impact of $153 million from our investment Cogentrix in 2025 (see Note 8 – Investing Activities) and increases at Blue Racer and Appalachia Midstream Investments.
The unfavorable change in Other investing income (loss) – net includes the absence of a $149 million gain on the sale of our interests in Aux Sable in 2024 (see Note 8 – Investing Activities), a $127 million gain on remeasurement of our existing equity-method investment associated with the purchase of the remaining interest in Discovery in 2024, and lower interest income earned on lower cash and cash equivalent balances.
Interest expense was primarily impacted by 2024 and 2025 debt issuances, partially offset by 2024 and 2025 debt retirements and the absence of imputed interest on deferred consideration obligations related to previous acquisitions (see Note 13 – Debt and Banking Arrangements).
The unfavorable change in Other income (expense) – net below Operating income (loss) includes a decrease in equity AFUDC primarily as a result of the timing of capital projects within the regulated businesses.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income and the absence of a benefit associated with a decrease in the estimate of the state deferred income tax rate in 2024. See Note 6 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis (Continued)
2024 vs. 2023
Service revenues increased primarily due to:
•Higher volumes from the November 2023 DJ Basin Acquisitions at the West segment and the January 2024 Gulf Coast Storage, August 2024 Discovery, and February 2023 MountainWest Acquisitions at the Transmission, Power & Gulf segment; partially offset by lower volumes from the September 2023 sale of certain liquids pipelines at the Transmission, Power & Gulf segment (see Note 3 – Acquisitions and Divestitures),
•Higher revenues associated with expansion projects at the Transmission, Power & Gulf segment, partially offset by
•Lower gathering volumes at the West and Northeast G&P segments.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily at the West segment primarily related to the DJ Basin Acquisitions and Transmission, Power & Gulf segment primarily related to the Discovery Acquisition; partially offset by lower marketing sales activities related to NGLs at the Gas & NGL Marketing Services segment, primarily related to activity associated with the sale certain liquids pipelines. Net natural gas marketing sales were impacted by higher storage costs; partially offset by
•Lower system management gas sales primarily at the Transmission, Power & Gulf segment;
•Lower product sales from upstream operations; partially offset by higher volumes from the November 2024 Crowheart Acquisition at Other;
•Lower equity NGL sales and commodity consideration revenues associated with NGL production activity primarily at the West segment; partially offset by higher activity in the Transmission, Power & Gulf segment primarily due to the Discovery Acquisition.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services and West segments, and upstream operations at Other.
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher marketing activities primarily at the West segment primarily related to the DJ Basin Acquisitions and Transmission, Power & Gulf segment primarily related to the Discovery Acquisition; partially offset by lower marketing activities primarily related to NGLs at the Gas & NGL Marketing Services segment; partially offset by
•Lower shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily at the West segment.
Operating and maintenance expenses increased primarily due to operating costs of the assets acquired at the West and Transmission, Power & Gulf segments; as well as unfavorable changes in employee-related costs, including the impact of a change in a practice related to payroll timing; and the net imbalance liability due to changes in pricing.
Depreciation, depletion, and amortization expenses increased primarily related to the assets acquired at the Transmission, Power & Gulf and West segments and an increase at Transco related to additional assets placed in service. The increase is partially offset by lower amortization of intangibles related to the acquisition of Sequent Energy Management, L.P. and Sequent Energy Canada, Corp. (Sequent) in 2021.

Management’s Discussion and Analysis (Continued)
General and administrative expenses increased primarily due to employee-related costs, including the impact of a change in a practice related to payroll timing, partially offset by lower acquisition and transition-related costs associated with the MountainWest Acquisition (see Note 3 – Acquisitions and Divestitures).
Gain on sale of business reflects a gain from the sale of certain liquids pipelines in the Transmission, Power & Gulf segment in 2023.
Other (income) expense – net within Operating income (loss) includes lower project feasibility costs at our Transmission, Power & Gulf segment; partially offset by the absence of a 2023 gain related to a contract settlement.
Equity earnings (losses) changed unfavorably primarily due to the impacts of the consolidation of RMM and Discovery, and the sale of the interests in Aux Sable (see Note 8 – Investing Activities), partially offset by the absence of the share of a loss contingency accrual in 2023 at Aux Sable and favorable results at OPPL.
Other investing income (loss) – net includes gains on the sale of the interests in Aux Sable and the gain on remeasuring the existing equity-method investment in Discovery to fair value with the acquisition of the remaining 40 percent ownership, partially offset by the absence the 2023 gain on remeasuring the existing equity-method investment in RMM to fair value with the acquisition of the remaining 50 percent ownership (see Note 8 – Investing Activities).
The increase in Interest expense was primarily due to Williams’ 2023 and 2024 debt issuances, and imputed interest on deferred consideration obligations related to the DJ Basin and Gulf Coast Storage Acquisitions, partially offset by 2023 and 2024 debt retirements.
Net gain from Energy Transfer litigation judgment resulted from a favorable ruling on the final order and judgment of Williams’ complaint against Energy Transfer in 2023 (see Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies).
Provision (benefit) for income taxes changed favorably primarily due to lower pre-tax income and a higher benefit associated with decreases in the estimate of the state deferred income tax rate in both periods.
Income (loss) from discontinued operations in 2023 includes a pre-tax charge of $125 million to increase the accrued liability associated with the Alaska refinery contamination litigation, partially offset by the related income tax effect (see Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies).
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

Management’s Discussion and Analysis (Continued)
Transmission, Power & Gulf

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Service revenues	$4,826	$4,246	$3,858
Product sales and service revenues – commodity consideration (1)	616	382	290
Net realized gain (loss) from commodity derivatives (1)	1	—	2
Segment revenues	5,443	4,628	4,150

Product costs and net processing commodity expenses (1)	(549)	(329)	(259)
Other segment costs and expenses	(1,321)	(1,199)	(1,157)
Gain on sale of business	—	—	129
Proportional Modified EBITDA of equity-method investments	147	173	205
Transmission, Power & Gulf Modified EBITDA	$3,720	$3,273	$3,068

Commodity margins	$68	$53	$33
_______________
(1)Included as a component of Commodity margins.
2025 vs. 2024
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $291 million increase in Transco’s revenues primarily associated with expansion projects placed in service, notably Regional Energy Access in August 2024, Southside Reliability Enhancement in November 2024, Texas Louisiana Energy Pathway in April 2025, and Southeast Energy Connector in April 2025; and transportation and storage rate increases;
•A $96 million increase in the Western Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project that went in-service in January 2025;
•A $78 million increase primarily in natural gas gathering revenues due to the Discovery Acquisition and volumes from the Shenandoah expansion project that went in-service in July 2025 (see Note 3 – Acquisitions and Divestitures);
•A $49 million increase in the Eastern Gulf Coast region primarily due to higher production handling, crude oil transportation and natural gas gathering volumes from new wells at Gulfstar One in the Pickerel field and at Blind Faith in the Ballymore field and the absence of shut-ins due to weather-related events, partially offset by shut-ins for maintenance activities at Devils Tower impacting the Taggart and Kodiak fields;
•A $45 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates;
•A $14 million increase in NWP’s revenues primarily due to transportation rate increases.
Commodity margins increased primarily due to the Discovery Acquisition.

Management’s Discussion and Analysis (Continued)
Other segment costs and expenses increased primarily due to:
•Unfavorable change in equity AFUDC primarily as a result of the timing of capital projects within the regulated businesses;
•Net unfavorable changes in charges and credits associated with regulatory assets and liabilities related to the rate case at Transco;
•Higher operating expenses and administrative costs including increased operating costs resulting from the Discovery Acquisition, corporate allocations, and property taxes, as well as higher employee-related costs, partially offset by the absence of acquisition and transition costs related to the Gulf Coast Storage Acquisition in January 2024 (see Note 3 – Acquisitions and Divestitures) and a 2024 change in a practice related to payroll timing;
•Unfavorable change in the deferral of ARO-related depreciation at Transco; partially offset by
•A net favorable change related to certain asset retirements in the Western Gulf Coast region in 2025.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as Discovery was consolidated following its August 2024 acquisition.
2024 vs. 2023
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
•A $41 million increase primarily in gathering revenues due to the Discovery Acquisition in August 2024;
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
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including higher operating, acquisition and transition costs related to Williams’ Gulf Coast Storage and Discovery Acquisitions, and employee-related costs, including the impact of a change in a practice related to payroll timing; partially offset by significantly

Management’s Discussion and Analysis (Continued)
lower acquisition and transition costs related to Williams’ MountainWest Acquisition, contract services at Transco, and operating costs related to the sale of certain liquids pipelines in the Gulf Coast region;
•Unfavorable change in the amortization of regulatory pension liabilities at Transco; partially offset by
•Lower project feasibility costs;
•A favorable change in equity AFUDC primarily as a result of increased capital expenditures at Williams’ regulated businesses.
Commodity margins increased primarily due to a $19 million increase from Williams’ equity NGLs primarily due to the Discovery Acquisition.
Gain on sale of business reflects a gain recognized on the sale of certain liquids pipelines in the Gulf Coast region in September 2023.
Proportional Modified EBITDA of equity-method investments decreased primarily due to lower proportional results as Discovery was consolidated.
Northeast G&P

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Service revenues	$1,995	$1,913	$1,896
Product sales and service revenues – commodity consideration (1)	173	112	137
Segment revenues	2,168	2,025	2,033

Product costs and net processing commodity expenses (1)	(149)	(88)	(125)
Other segment costs and expenses	(631)	(581)	(566)
Proportional Modified EBITDA of equity-method investments	640	602	574
Northeast G&P Modified EBITDA	$2,028	$1,958	$1,916

Commodity margins	$24	$24	$12

(1)Included as a component of Commodity margins.
2025 vs. 2024
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $40 million increase in revenues at the Northeast JV primarily related to higher transportation & fractionation volumes, higher gathering volumes, and higher processing rates;
•A $29 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges reflected in Other segment costs and expenses;
•An $11 million increase in gathering revenues in the Utica Shale region primarily related to higher volumes at Cardinal; partially offset by

Management’s Discussion and Analysis (Continued)
•A $6 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes partially offset by escalated rates.
Other segment costs and expenses increased primarily due to higher operating expenses, including higher electricity and fuel (substantially offset by higher Service revenues discussed above) and higher maintenance expenses. The increase was partially offset by lower employee-related costs related to the absence of the impact of a 2024 change in a practice related to payroll timing.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by escalated gathering rates and higher gathering volumes, at Blue Racer primarily due to higher volumes and annual rate escalations, and at Laurel Mountain primarily due to higher commodity-based gathering rates and higher volumes. The increase was partially offset by a decrease at Aux Sable Liquid Products LP due to the sale of Williams’ investment in the third quarter of 2024.
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

Management’s Discussion and Analysis (Continued)
Midstream Investments increased primarily driven by higher gathering rates partially offset by lower volumes and higher expenses.
West

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Service revenues	$1,851	$1,718	$1,502
Product sales and service revenues – commodity consideration (1)	992	947	544

Net realized gain (loss) from commodity derivatives relating to service revenues	2	10	82
Net realized gain (loss) from commodity derivatives relating to product sales (1)	2	(6)	7
Net realized gain (loss) from commodity derivatives	4	4	89

Segment revenues	2,847	2,669	2,135

Product costs and net processing commodity expenses (1)	(876)	(844)	(517)
Other segment costs and expenses	(663)	(645)	(532)
Impairment or write-off of certain assets	(212)	—	(10)
Proportional Modified EBITDA of equity-method investments	142	132	162
West Modified EBITDA	$1,238	$1,312	$1,238

Commodity margins	$118	$97	$34
________________
(1)    Included as a component of Commodity margins.
2025 vs. 2024
West Modified EBITDA decreased primarily due to the 2025 Impairment or write-off of certain assets, partially offset by higher Service revenues.
Service revenues increased primarily due to:
•A $121 million increase in the Haynesville Shale region primarily due to higher gathering volumes including those resulting from Louisiana Energy Gateway which was placed into service in third-quarter 2025 and the Saber Asset Purchase;
•A $60 million increase in the DJ Basin region primarily due to higher gathering volumes associated with the Rimrock Asset Purchase;
•A $17 million increase in the Barnett Shale region primarily due to higher gathering rates driven by favorable commodity pricing; partially offset by
•A $77 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Commodity margins increased $21 million primarily due to $12 million higher margins from equity NGLs associated with higher net realized NGL sales prices as well as higher volumes of equity NGL sold, and a $12 million increase in marketing margins primarily associated with the DJ Basin Acquisitions, as previously discussed.
Other segment costs and expenses increased primarily due to higher operating expenses associated with the Rimrock Asset Purchase.

Management’s Discussion and Analysis (Continued)
Impairment or write-off of certain assets reflects the $176 million impairment of Mid-Continent assets held for sale, and $36 million write-off of certain compression and processing assets in the DJ Basin region.
Proportional Modified EBITDA of equity-method investments increased primarily due to higher rates and volumes at OPPL.
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

Management’s Discussion and Analysis (Continued)
Gas & NGL Marketing Services

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Service revenues	$—	$—	$1
Product sales (1)	2,106	2,052	2,060

Net realized gain (loss) from commodity derivative instruments (1)	(69)	72	115
Net unrealized gain (loss) from commodity derivative instruments	138	(335)	702
Net gain (loss) from commodity derivatives	69	(263)	817

Segment revenues	2,175	1,789	2,878

Product costs (1)	(1,811)	(1,799)	(1,786)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	2	(6)	(43)
Other segment costs and expenses	(91)	(108)	(99)
Proportional Modified EBITDA of equity-method investments	36	—	—
Gas & NGL Marketing Services Modified EBITDA	$311	$(124)	$950

Commodity margins	$226	$325	$389
________________
(1)    Included as a component of Commodity margins.
2025 vs. 2024
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments and higher Proportional Modified EBITDA of equity-method investments, partially offset by lower Commodity margins.
Commodity margins decreased $99 million primarily due to:
•An $83 million decrease in natural gas marketing margins, including $105 million of lower natural gas transportation capacity marketing margins due to unfavorable net realized pricing spreads. The decrease in natural gas marketing margins was partially offset by $22 million of higher natural gas storage marketing margins primarily driven by higher withdrawals in 2025 compared to 2024, partially offset by less favorable realized derivative gains;
•A $16 million decrease in NGL marketing margins including an unfavorable change in net realized gains and losses on sale of inventory in 2025 compared to 2024 driven by an unfavorable change in NGL prices.
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

Management’s Discussion and Analysis (Continued)
2024 vs. 2023
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments and lower Commodity margins.
Commodity margins decreased $64 million primarily due to:
•A $44 million decrease in natural gas marketing margins including $35 million of lower natural gas transportation capacity marketing margins due to less favorable net realized pricing spreads. The decrease in natural gas marketing margins also includes $9 million of lower natural gas storage marketing margins primarily driven by higher storage fees and less favorable realized derivative gains, partially offset by a favorable change of $14 million in lower cost or net realizable value inventory adjustment;
•A $20 million decrease in NGL marketing margins including an unfavorable change in net realized gains and losses on sale of inventory in 2024 compared to 2023 driven by unfavorable changes in non-ethane prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2023 primarily due to a change in forward commodity prices relative to hedge positions in 2024 compared to 2023.
Other

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Service revenues	$16	$15	$16
Product sales (1)	580	420	442

Net realized gain (loss) from derivative instruments (1)	36	35	47
Net unrealized gain (loss) from derivative instruments	10	(26)	1
Net gain (loss) from commodity derivatives	46	9	48
Net revenues from upstream operations, corporate, and other business activities.	642	444	506

Other costs and expenses	(266)	(209)	(197)
Net gain from Energy Transfer litigation judgment	—	—	534
Proportional Modified EBITDA of equity-method investments	—	2	(2)
Modified EBITDA from upstream operations, corporate, and other business activities	$376	$237	$841

Net realized product sales	$616	$455	$489
________________
(1)    Included as a component of Net realized product sales.

Management’s Discussion and Analysis (Continued)
2025 vs. 2024
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $161 million increase in Net realized product sales from upstream operations consisting of a $143 million increase at the Wamsutter region and an $18 million increase at the Haynesville Shale region. The Wamsutter region increased primarily due to higher production volumes, including from the November 2024 Crowheart Acquisition, and higher net realized natural gas prices, partially offset by lower net realized oil and NGL prices. The Haynesville region benefited from higher net realized natural gas prices, partially offset by lower production volumes, associated with South Mansfield production in the Haynesville Shale region;
•A $36 million favorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions; partially offset by
•A $57 million unfavorable change in other costs and expenses primarily related to upstream operations, including an increase from the Crowheart Acquisition in November 2024, and an unfavorable change associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction.
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
•A $12 million unfavorable change in other costs and expenses primarily related to upstream operations; and
•The absence of a 2023 gain related to a favorable ruling on the final order and judgment of Williams’ complaint against Energy Transfer reflected in Net gain from Energy Transfer litigation judgment (see Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies).

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Year Ended December 31,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$2,874	+255	+10%	$2,619
Natural gas storage service revenues	228	+28	+14%	200
Natural gas product sales	126	+8	+7%	118
Other service revenues	35	+8	+30%	27
Total revenues	3,263			2,964

Costs and expenses:
Natural gas product costs	126	-8	-7%	118
Operating and maintenance expenses	509	+1	—%	510
Depreciation and amortization expenses	574	-29	-5%	545
General and administrative expenses	223	-7	-3%	216
Taxes, other than income taxes	114	-3	-3%	111
Other (income) expense – net	27	-62	NM	(35)
Total costs and expenses	1,573			1,465

Operating income (loss)	1,690	+191	+13%	1,499

Interest expense	(332)	-8	-2%	(324)
Interest income	37	-21	-36%	58
Allowance for equity and borrowed funds used during construction (AFUDC)	35	-53	-60%	88
Other income (expense) – net	(4)	+4	+50%	(8)

Net income (loss)	$1,426	+113	+9%	$1,313
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
2025 vs. 2024
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
•An increase in Natural gas transportation service revenues primarily due to additional capacity from placing the following projects into service:
◦The Regional Energy Access Expansion in August 2024;
◦The Southside Reliability Enhancement in November 2024;
◦The Texas Louisiana Energy Pathway in April 2025;
◦The Southeast Energy Connector in April 2025;
◦The Commonwealth Energy Connector in November 2025; and
◦The Alabama Georgia Connector in November 2025.
The increase in Natural gas transportation service revenues is also due to transportation rate increases effective March 1, 2025, and higher seasonal services, partially offset by one less billing day in 2025, a decrease in short-term firm transportation, and lower electric power costs in 2025. Electric power costs are recovered from Transco’s customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on Transco’s results of operations.
•An increase in Natural gas storage service revenues primarily due to an increase in rates.
•An increase in Natural gas product sales due to higher cash-out pricing, partially offset by lower volumes, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations.
•An increase in Other service revenues due to higher park and loan services.
Natural gas product costs changed unfavorably, directly offsetting Natural gas product sales and resulting in no net impact on our results of operations.
Operating and maintenance expenses remained consistent year over year primarily due to an increase in employee-related costs offset by the absence of a 2024 change in payroll policy and lower electric power costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations.
Depreciation and amortization expenses increased due to rate increases effective March 1, 2025, as well as assets added from projects placed into service, partially offset by a decrease in ARO related depreciation (offset in Other income (expense) – net resulting in no net impact on Transco’s results of operations).
General and administrative expenses increased due to higher corporate allocations and employee-related costs, partially offset by the absence of a 2024 change in payroll policy.
Other (income) expense – net changed unfavorably primarily driven by changes in charges and credits associated with the rate case at Transco, and an unfavorable change in the deferral of ARO-related depreciation (offset in Depreciation and amortization expenses resulting in no net impact on Transco’s results of operations).

Management’s Discussion and Analysis (Continued)
Interest income decreased primarily due to a decrease in affiliated interest income associated with advances to Williams.
Allowance for equity and borrowed funds used during construction (AFUDC) decreased as a result of lower capital expenditures.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Year Ended December 31,
	2025	$ Change from 2024*	% Change from 2024*	2024
	(Millions)
Revenues:
Natural gas transportation service revenues	$434	$ +18	+4%	$416
Natural gas storage service revenues	15	—	—%	15
Other service revenues	9	-4	-31%	13
Total revenues	458			444

Costs and expenses:
Operating and maintenance expenses	96	-1	-1%	95
Depreciation and amortization expenses	117	-6	-5%	111
General and administrative expenses	49	+2	+4%	51
Taxes, other than income taxes	15	-1	-7%	14
Other (income) expense - net	(13)	-5	-28%	(18)
Total costs and expenses	264			253

Operating income (loss)	194	+3	+2%	191

Interest expense	(28)	—	—%	(28)
Allowance for equity and borrowed funds used during construction (AFUDC)	9	-1	-10%	10
Other income (expense) – net	6	-1	-14%	7

Net income (loss)	$181	$ +1	+1%	$180
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
2025 vs. 2024
Variances due to changes in natural gas prices and transportation volumes have little impact on revenues because, under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in NWP’s transportation rates.
Revenues increased primarily due to:
•An increase in Natural gas transportation service revenues primarily due to rate increases effective April 1, 2025, and an increase in long-term firm transportation, partially offset by one less billing day in 2025 and a decrease in short-term firm transportation;
•Partially offset by a decrease in Other service revenues from lower park and loan services.
Depreciation and amortization expenses increased due to additional assets placed in service.

Management’s Discussion and Analysis (Continued)
General and administrative expenses decreased primarily due to the absence of lease termination expense incurred in the prior year.

Other (income) expense - net decreased primarily due to the recognition of a regulatory liability to be returned to rate payers for excess deferred income taxes.
Allowance for equity and borrowed funds used during construction (AFUDC) decreased as a result of lower capital expenditures.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview
Williams
During 2025, investing and financing expenditures included $4.9 billion of capital expenditures, including the Rimrock, Saber, and Driftwood Pipeline asset purchases as well as Power Innovation projects; $2.4 billion of dividends paid to common shareholders; and $0.5 billion of investments in unconsolidated affiliates, including Cogentrix and Louisiana LNG. These expenditures were funded primarily by $5.9 billion of cash provided by operating activities and $2.4 billion of net borrowing activity in 2025. Williams ended the year with $63 million of Cash and cash equivalents. See also the following section titled Sources (Uses) of Cash.
The June 2025 Saber Asset Purchase included the retention of $113 million of Saber’s debt, which was separately repaid in full within the same month. On January 3, 2025, Williams paid the remaining $100 million of the Gulf Coast Storage Acquisition purchase price obligation (see Note 3 – Acquisitions and Divestitures).
Outlook
Williams’ growth capital and investment expenditures in 2026 are expected to range from $6.1 billion to $6.7 billion, as previously discussed in Company Outlook.
On January 8, 2026, Williams issued $2.8 billion of long-term debt (see Note 13 – Debt and Banking Arrangements).
As of December 31, 2025, Williams, including consolidated subsidiaries, had $1.3 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
Liquidity
Williams expects to have sufficient liquidity to manage its businesses in 2026 based on forecasted levels of cash flow from operations and other sources of liquidity. Williams’ potential material internal and external sources and uses of liquidity are as follows:

Management’s Discussion and Analysis (Continued)

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
As of December 31, 2025, Williams had $27.3 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, the commercial paper program, and proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of December 31, 2025, Williams had a working capital deficit of $2.9 billion, including cash and cash equivalents and long-term debt due within one year. As discussed above, Williams issued $2.8 billion of long-term debt in January 2026. Williams’ available liquidity is as follows:

December 31, 2025
(Millions)
Cash and cash equivalents	$63
Capacity available under Williams’ $3,750 million credit facility, less amounts outstanding under Williams’ $3,500 million commercial paper program (1)	3,050
$3,113
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had $700 million of Commercial paper outstanding at December 31, 2025. Through December 31, 2025, the highest amount outstanding under the commercial paper program and credit facility during 2025 was $898 million. Williams expects to be in compliance with the financial covenants associated with the credit facility for the December 31, 2025, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders by approximately 5 percent from $0.475 per share paid in each quarter of 2024, to $0.500 per share paid in each quarter of 2025. On January 27, 2026, Williams’ board of directors approved a regular quarterly dividend of $0.525 per share payable on March 30, 2026.

Management’s Discussion and Analysis (Continued)
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

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in Williams’ Consolidated Statement of Cash Flows:

	Cash Flow	Year Ended December 31,
	Category	2025	2024	2023
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$5,898	$4,974	$5,938
Proceeds from long-term debt (Note 13)	Financing	4,940	3,594	2,755
Proceeds from commercial paper – net	Financing	245	—	372
Proceeds from dispositions of equity-method investments (Note 8)	Investing	—	161	—
Proceeds from sale of business (Note 3)	Investing	—	—	346

Uses of cash and cash equivalents:
Capital expenditures	Investing	(4,893)	(2,573)	(2,516)
Common dividends paid	Financing	(2,442)	(2,316)	(2,179)
Payments of long-term debt	Financing	(2,827)	(2,946)	(634)
Purchases of and contributions to equity-method investments	Investing	(511)	(114)	(141)
Dividends and distributions paid to noncontrolling interests	Financing	(259)	(242)	(213)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(1)	(2,244)	(1,568)
Payments of commercial paper – net	Financing	—	(269)	—
Purchases of treasury stock	Financing	—	—	(130)

Other sources / (uses) – net	Financing and Investing	(147)	(115)	(32)
Increase (decrease) in cash and cash equivalents		$3	$(2,090)	$1,998
Operating activities
The factors that determine Williams’ operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items such as Depreciation, depletion, and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments, Gain on sale of business, Impairment or write-off of certain assets, Gain on disposition of equity-method investments, Gain on remeasurement of equity-method investments, Inventory write-downs, and Amortization of stock-based awards.
Williams’ Net cash provided (used) by operating activities in 2025 increased from 2024 primarily due to higher operating income (excluding noncash items previously discussed), along with favorable changes in margin requirements.
Williams’ Net cash provided (used) by operating activities in 2024 decreased from 2023 primarily due to unfavorable changes in margin requirements, lower operating income (excluding noncash items previously discussed), and unfavorable changes in net operating working capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
The tables below provide information by maturity date about the interest rate risk-sensitive instruments as of December 31, 2025 and 2024. The tables exclude unamortized debt issuance costs and net unamortized debt premium (discount) as disclosed in Note 13 – Debt and Banking Arrangements. See Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the methods used in determining the fair value of Williams’ long-term debt.

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value December 31, 2025
	(Millions)
Long-term debt, including current portion:
Fixed rate	$1,345	$1,994	$1,446	$1,600	$2,504	$19,817	$28,706	$28,379
Weighted-average interest rate	5.0%	5.1%	5.1%	5.1%	5.2%	5.1%
Variable rate (1)	$—	$—	$250	$—	$—	$—	$250	$250
Commercial paper (2)	$700	$—	$—	$—	$—	$—	$700	$700

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value December 31, 2024
	(Millions)
Long-term debt, including current portion:
Fixed rate	$1,720	$2,345	$1,994	$1,445	$1,600	$17,618	$26,722	$25,830
Weighted-average interest rate	5.1%	5.1%	5%	5.1%	5.1%	5.2%
Commercial paper (2)	$455	$—	$—	$—	$—	$—	$455	$455
__________________
(1)    The weighted-average interest rate for the $250 million NWP term loan as of December 31, 2025 was approximately 4.69 percent.
(2)    The weighted-average interest rate for commercial paper as of December 31, 2025 and 2024 was 3.85 percent and 4.6 percent, respectively.

Transco
At December 31, 2025 and 2024, Transco’s debt portfolio included only fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under the credit facility would be at a variable interest rate and would expose it to the risk of increasing interest rates. The following tables provide Transco’s information by maturity date about the interest rate risk-sensitive instruments, as of December 31, 2025 and 2024. The tables exclude unamortized debt issuance costs and net unamortized debt premium (discount) as disclosed in Note 13 – Debt and Banking Arrangements. See Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the methods used in determining the fair value of Transco’s long-term debt.

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value December 31, 2025
	(Millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$208	$—	$400	$—	$700	$3,575	$4,883	$4,620
Weighted-average interest rate	4.4%	4.3%	4.4%	4.4%	4.5%	4.9%

Other financing obligations, including current portion:
Fixed rate	$38	$42	$46	$50	$54	$825	$1,055	$1,321
Weighted-average interest rate	9.1%	9.1%	9.1%	9.1%	9.1%	9.2%

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value December 31, 2024
	(Millions)
Long-term debt, excluding other financing obligation:
Fixed rate	$—	$1,208	$—	$400	$—	$2,575	$4,183	$3,858
Weighted-average interest rate	5.2%	4.8%	4.2%	4.2%	4.2%	4.5%

Other financing obligations, including current portion:
Fixed rate	$35	$37	$41	$45	$50	$878	$1,086	$1,418
Weighted-average interest rate	9.2%	9.2%	9.2%	9.2%	9.2%	9.3%

NWP
At December 31, 2025 and 2024, NWP’s debt portfolio included fixed rate debt and 2025 also included a variable-rate term loan. Any borrowings under the credit facility would be at a variable interest rate and would further expose it to the risk of increasing interest rates. The following tables provide NWP’s information by maturity date about the interest rate risk-sensitive instruments, as of December 31, 2025 and 2024. The tables exclude unamortized debt issuance costs and net unamortized debt premium (discount) as disclosed in Note 13 – Debt and Banking Arrangements. See Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for the methods used in determining the fair value of NWP’s long-term debt.

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value December 31, 2025
	(Millions)
Long-term debt, including current portion:
Fixed rate	$—	$500	$—	$—	$—	$—	$500	$497
Weighted-average interest rate	4.0%	—%	—%	—%	—%	—%
Variable rate (1)	$—	$—	$250	$—	$—	$—	$250	$250

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value December 31, 2024
	(Millions)
Long-term debt:
Fixed rate	$85	$—	$500	$—	$—	$—	$585	$573
Weighted-average interest rate	4.2%	4.0%	—%	—%	—%	—%
__________________
(1)    The weighted-average interest rate for the $250 million NWP term loan as of December 31, 2025 was approximately 4.69 percent.
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

The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at December 31, 2025 and 2024, were as follows:

	Total Fair Value	Maturity
Fair Value Measurements Level (1)		2026	2027 - 2028	2029 - 2030+
	(Millions)
Level 1 (2)	$(66)	$7	$(51)	$(22)
Level 2	(112)	(6)	(71)	(35)
Level 3	(15)	(42)	(35)	62
Fair value of contracts outstanding at December 31, 2025	$(193)	$(41)	$(157)	$5

	Total Fair Value	Maturity
Fair Value Measurements Level (1)		2025	2026 - 2027	2028 - 2029+
	(Millions)
Level 1 (3)	$(105)	$(41)	$(56)	$(8)
Level 2	(287)	(97)	(112)	(78)
Level 3	48	11	8	29
Fair value of contracts outstanding at December 31, 2024	$(344)	$(127)	$(160)	$(57)
_______________
(1)See Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for discussion of valuation techniques by level within the fair value hierarchy. See Note 17 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Income.
(2)Commodity derivative assets and liabilities exclude $189 million of net cash collateral in Level 1.
(3)Commodity derivative assets and liabilities exclude $288 million of net cash collateral in Level 1.
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

The VaR associated with Williams’ integrated natural gas trading operations was $11 million at December 31, 2025 and $4 million at December 31, 2024. Williams had the following VaRs for the period shown:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Millions)
Average	$9	$3
High	18	15
Low	4	1
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $2 million at December 31, 2025 and $8 million at December 31, 2024. Williams had the following VaRs for the period shown:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Millions)
Average	$7	$5
High	18	8
Low	1	3

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Williams Companies, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Regulatory Accounting
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, certain of the Company’s consolidated subsidiaries are regulated by the Federal Energy Regulatory Commission (“FERC”) and apply accounting principles outlined in Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected return to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates.

Auditing the effects of regulatory matters for certain consolidated subsidiaries is complex as it requires specialized knowledge of rate-regulated activities and assessments as to matters that could affect the recording or updating of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for regulatory assets and liabilities, including, among others, management’s assessment of filings with the FERC, and factors that may affect the recoverability or refundability of such regulatory assets or liabilities.

We performed audit procedures that included, among others, examining evidence of correspondence with the FERC to test whether the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability and completeness of various regulatory assets and liabilities, considering information obtained from regulatory rulings.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1962.
Tulsa, Oklahoma
February 24, 2026

The Williams Companies, Inc.
Consolidated Statement of Income

	Year Ended December 31,
	2025	2024	2023
	(Millions, except per-share amounts)
Revenues:
Service revenues	$8,348	$7,628	$7,026
Service revenues – commodity consideration	192	134	146
Product sales	3,290	2,991	2,779
Net gain (loss) from commodity derivatives	120	(250)	956
Total revenues	11,950	10,503	10,907
Costs and expenses:
Product costs	2,133	2,075	1,884
Net processing commodity expenses	66	43	151
Operating and maintenance expenses	2,282	2,179	1,984
Depreciation, depletion, and amortization expenses	2,347	2,219	2,071
General and administrative expenses	721	708	665
Impairment or write-off of certain assets (Note 16)	212	—	10
Gain on sale of business (Note 3)	—	—	(129)
Other (income) expense – net	(7)	(60)	(40)
Total costs and expenses	7,754	7,164	6,596
Operating income (loss)	4,196	3,339	4,311
Equity earnings (losses)	760	560	589
Other investing income (loss) – net	42	343	108
Interest expense	(1,442)	(1,364)	(1,236)
Net gain from Energy Transfer litigation judgment (Note 1)	—	—	534
Other income (expense) – net	69	108	99
Income (loss) before income taxes	3,625	2,986	4,405
Less: Provision (benefit) for income taxes	857	640	1,005
Income (loss) from continuing operations	2,768	2,346	3,400
Income (loss) from discontinued operations (Note 1)	—	—	(97)
Net income (loss)	2,768	2,346	3,303
Less: Net income (loss) attributable to noncontrolling interests	150	121	124
Net income (loss) attributable to The Williams Companies, Inc.	2,618	2,225	3,179
Less: Preferred stock dividends	3	3	3
Net income (loss) available to common stockholders	$2,615	$2,222	$3,176
Amounts attributable to The Williams Companies, Inc. available to common stockholders:
Income (loss) from continuing operations	$2,615	$2,222	$3,273
Income (loss) from discontinued operations (Note 1)	—	—	(97)
Net income (loss) available to common stockholders	$2,615	$2,222	$3,176
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$2.14	$1.82	$2.69
Income (loss) from discontinued operations	—	—	(.08)
Net income (loss) available to common stockholders	$2.14	$1.82	$2.61
Weighted-average shares (millions)	1,221	1,219	1,218
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$2.14	$1.82	$2.68
Income (loss) from discontinued operations	—	—	(.08)
Net income (loss) available to common stockholders	$2.14	$1.82	$2.60
Weighted-average shares (millions)	1,225	1,223	1,223
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Net income (loss)	$2,768	$2,346	$3,303
Other comprehensive income (loss):
Designated interest rate cash flow hedging activities:
Net unrealized gain (loss) from derivative instruments, net of taxes of $(1), $(2), and $(8) in 2025, 2024, and 2023, respectively	3	6	26
Reclassifications into earnings of net derivative instruments (gain) loss, net of taxes of $1, $1, and $1 in 2025, 2024, and 2023, respectively	(3)	(2)	(2)
Pension and other postretirement benefits:
Net actuarial gain (loss) arising during the year, net of taxes of $(9), $(24), and $— in 2025, 2024, and 2023, respectively	27	72	(2)
Amortization of actuarial (gain) loss and net actuarial loss from settlements included in net periodic benefit cost (credit), net of taxes of $2, $1, and $— in 2025, 2024, and 2023, respectively	(5)	—	3
Other comprehensive income (loss)	22	76	25
Comprehensive income (loss)	2,790	2,422	3,328
Less: Comprehensive income (loss) attributable to noncontrolling interests	150	121	124
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$2,640	$2,301	$3,204
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet

	December 31,
	2025	2024
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63	$60
Trade accounts and other receivables (net of allowance of ($1) at December 31, 2025 and December 31, 2024)	2,084	1,863
Inventories	314	279
Assets held for sale (Note 3)	318	1
Derivative assets	209	267
Other current assets and deferred charges	256	191
Total current assets	3,244	2,661
Investments	4,559	4,140
Property, plant, and equipment – net	41,996	38,692
Intangible assets – net	6,763	7,209
Regulatory assets, deferred charges, and other	2,011	1,830
Total assets	$58,573	$54,532

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,224	$1,613
Liabilities held for sale (Note 3)	63	—
Derivative liabilities	135	164
Other current liabilities	1,639	1,360
Commercial paper	700	455
Long-term debt due within one year	1,345	1,720
Total current liabilities	6,106	5,312
Long-term debt	27,316	24,736
Deferred income tax liabilities	5,170	4,376
Regulatory liabilities, deferred income, and other	4,986	5,268
Contingent liabilities and commitments (Note 18)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at December 31, 2025 and December 31, 2024; 35 thousand shares issued at December 31, 2025 and December 31, 2024)	35	35
Common stock ($1 par value; 1,470 million shares authorized at December 31, 2025 and December 31, 2024; 1,261 million shares issued at December 31, 2025 and 1,258 million shares issued at December 31, 2024)	1,261	1,258
Capital in excess of par value	24,801	24,643
Retained deficit	(12,237)	(12,396)
Accumulated other comprehensive income (loss)	127	76
Treasury stock, at cost (39 million shares at December 31, 2025 and December 31, 2024 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,807	12,436
Noncontrolling interests in consolidated subsidiaries	2,188	2,404
Total equity	14,995	14,840
Total liabilities and equity	$58,573	$54,532
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2022	$35	$1,253	$24,542	$(13,271)	$(24)	$(1,050)	$11,485	$2,560	$14,045
Net income (loss)	—	—	—	3,179	—	—	3,179	124	3,303
Other comprehensive income (loss)	—	—	—	—	25	—	25	—	25
Cash dividends – common stock ($1.79 per share)	—	—	—	(2,179)	—	—	(2,179)	—	(2,179)
Stock-based compensation and related common stock issuances, net of tax	—	3	35	—	—	—	38	—	38
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(213)	(213)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	18	18
Purchases of treasury stock	—	—	—	—	—	(130)	(130)	—	(130)
Other	—	—	1	(16)	(1)	—	(16)	—	(16)
Net increase (decrease) in equity	—	3	36	984	24	(130)	917	(71)	846
Balance at December 31, 2023	$35	$1,256	$24,578	$(12,287)	$—	$(1,180)	$12,402	$2,489	$14,891
Net income (loss)	—	—	—	2,225	—	—	2,225	121	2,346
Other comprehensive income (loss)	—	—	—	—	76	—	76	—	76
Cash dividends – common stock ($1.90 per share)	—	—	—	(2,316)	—	—	(2,316)	—	(2,316)
Stock-based compensation and related common stock issuances, net of tax	—	2	65	—	—	—	67	—	67
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(242)	(242)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Other	—	—	—	(18)	—	—	(18)	—	(18)
Net increase (decrease) in equity	—	2	65	(109)	76	—	34	(85)	(51)
Balance at December 31, 2024	$35	$1,258	$24,643	$(12,396)	$76	$(1,180)	$12,436	$2,404	$14,840
Net income (loss)	—	—	—	2,618	—	—	2,618	150	2,768
Other comprehensive income (loss)	—	—	—	—	22	—	22	—	22
Cash dividends – common stock ($2.00 per share)	—	—	—	(2,442)	—	—	(2,442)	—	(2,442)
Stock-based compensation and related common stock issuances, net of tax	—	3	32	—	—	—	35	—	35
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(259)	(259)
Noncontrolling interest resulting from acquisition	—	—	—	—	—	—	—	25	25
Changes in ownership of consolidated subsidiaries, net (Note 2)	—	—	126	—	—	—	126	(166)	(40)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	36	36
Other	—	—	—	(17)	29	—	12	(2)	10
Net increase (decrease) in equity	—	3	158	159	51	—	371	(216)	155
Balance at December 31, 2025	$35	$1,261	$24,801	$(12,237)	$127	$(1,180)	$12,807	$2,188	$14,995

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$2,768	$2,346	$3,303
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	2,347	2,219	2,071
Provision (benefit) for deferred income taxes	744	506	951
Equity (earnings) losses	(760)	(560)	(589)
Distributions from equity-method investees (Note 8)	800	789	796
Impairment or write-off of certain assets (Note 16)	212	—	10
Net unrealized (gain) loss from commodity derivative instruments	(150)	367	(660)
Gain on sale of business (Note 3)	—	—	(129)
Gain on disposition of equity-method investments (Note 8)	—	(149)	—
Gain on remeasurement of equity-method investments (Note 3)	—	(127)	(30)
Inventory write-downs	8	10	30
Amortization of stock-based awards	93	99	77
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(219)	(169)	1,089
Inventories	(45)	(9)	13
Other current assets and deferred charges	(71)	9	60
Accounts payable	115	139	(1,009)
Other current liabilities	170	35	(19)
Changes in current and noncurrent commodity derivative assets and liabilities	99	(286)	200
Other, including changes in noncurrent assets and liabilities	(213)	(245)	(226)
Net cash provided (used) by operating activities	5,898	4,974	5,938
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	245	(269)	372
Proceeds from long-term debt	4,940	3,594	2,755
Payments of long-term debt	(2,827)	(2,946)	(634)
Payments for debt issuance costs	(45)	(32)	(23)
Proceeds from issuance of common stock	9	10	6
Purchases of treasury stock	—	—	(130)
Common dividends paid	(2,442)	(2,316)	(2,179)
Dividends and distributions paid to noncontrolling interests	(259)	(242)	(213)
Contributions from noncontrolling interests	36	36	18
Other – net	(63)	(36)	(21)
Net cash provided (used) by financing activities	(406)	(2,201)	(49)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(4,893)	(2,573)	(2,516)
Dispositions – net	(106)	(105)	(51)
Proceeds from sale of business (Note 3)	—	—	346
Purchases of businesses, net of cash acquired (Note 3)	(1)	(2,244)	(1,568)
Proceeds from dispositions of equity-method investments (Note 8)	—	161	—
Purchases of and contributions to equity-method investments (Note 8)	(511)	(114)	(141)
Other – net	22	12	39
Net cash provided (used) by investing activities	(5,489)	(4,863)	(3,891)
Increase (decrease) in cash and cash equivalents	3	(2,090)	1,998
Cash and cash equivalents at beginning of year	60	2,150	152
Cash and cash equivalents at end of year	$63	$60	$2,150
_________
(1) Increases to property, plant, and equipment	$(5,375)	$(2,581)	$(2,564)
Changes in related accounts payable and accrued liabilities	482	8	48
Capital expenditures	$(4,893)	$(2,573)	$(2,516)
See the Combined Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Member and the Management Committee of Transcontinental Gas Pipe Line Company, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transcontinental Gas Pipe Line Company, LLC (the Company) as of December 31, 2025 and 2024, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Description of the Matter
Regulatory Accounting
As discussed in Note 1 to the financial statements, the Company is an interstate natural gas transmission company that is regulated by the Federal Energy Regulatory Commission (“FERC”) and applies accounting principles in Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected return to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates.
Auditing the effects of regulatory matters is complex as it requires specialized knowledge of rate-regulated activities and assessments as to matters that could affect the recording or updating of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit
We performed audit procedures that included, among others, examining evidence of correspondence with the FERC to test whether the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability and completeness of various regulatory assets and liabilities, considering information obtained from regulatory rulings.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.
Houston, Texas
February 24, 2026

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Revenues:
Natural gas transportation service revenues	$2,874	$2,619	$2,506
Natural gas storage service revenues	228	200	186
Natural gas product sales	126	118	137
Other service revenues	35	27	37
Total revenues	3,263	2,964	2,866

Costs and expenses:
Natural gas product costs	126	118	137
Operating and maintenance expenses	509	510	517
Depreciation and amortization expenses	574	545	519
General and administrative expenses	223	216	215
Taxes, other than income taxes	114	111	105
Other (income) expense – net	27	(35)	(38)
Total costs and expenses	1,573	1,465	1,455

Operating income (loss)	1,690	1,499	1,411

Interest expense	(332)	(324)	(324)
Interest income	37	58	87
Allowance for equity and borrowed funds used during construction (AFUDC)	35	88	77
Other income (expense) – net	(4)	(8)	(4)

Net income (loss)	$1,426	$1,313	$1,247

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet

	December 31,
	2025	2024
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	954	638
Trade	306	250
Affiliates	7	24
Other	23	12
Inventories	82	81
Regulatory assets	126	74
Other current assets and deferred charges	24	24
Total current assets	1,522	1,103

Property, plant, and equipment – net	14,608	14,103
Regulatory assets	268	320
Deferred charges and other	466	405
Total assets	$16,864	$15,931

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$225	$258
Affiliates	62	55
Regulatory liabilities	93	58
Accrued interest	53	76
Reserve for rate refunds (Note 18)	179	—
Accrual for litigation settlement (Note 18)	75	—
Other current liabilities	143	105
Asset retirement obligations	41	22
Long-term debt due within one year	246	35
Total current liabilities	1,117	609
Long-term debt	5,642	5,200
Regulatory liabilities	914	976
Asset retirement obligations	573	593
Deferred income and other	227	248
Contingent liabilities and commitments (Note 18)

Member’s equity:
Member’s capital	5,088	5,088
Retained earnings	3,303	3,217
Total member’s equity	8,391	8,305
Total liabilities and member’s equity	$16,864	$15,931
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Member’s Capital:
Balance at beginning and end of period	$5,088	$5,088	$5,088
Retained Earnings:
Balance at beginning of period	3,217	3,049	3,022
Net income	1,426	1,313	1,247
Cash distributions to parent	(1,340)	(1,145)	(1,220)
Balance at end of period	3,303	3,217	3,049
Total Member’s Equity	$8,391	$8,305	$8,137

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,426	$1,313	$1,247
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	574	545	519
Allowance for equity funds used during construction (equity AFUDC)	(28)	(71)	(63)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	17	(14)	(1)
Trade and other accounts receivable	(67)	—	6
Inventories	(1)	2	10
Regulatory assets	(52)	13	37
Other current assets and deferred charges	—	(10)	27
Trade accounts payable	14	(4)	(18)
Affiliate payables	7	—	1
Reserve for rate refunds	179	—	—
Other current liabilities	49	(63)	72
Other, including changes in noncurrent assets and liabilities	(43)	(15)	(122)
Net cash provided (used) by operating activities	2,075	1,696	1,715

FINANCING ACTIVITIES:
Proceeds from long-term debt	1,696	—	—
Proceeds from other financing obligations	3	2	7
Payments of long-term debt	(1,000)	—	—
Payments on other financing obligations	(35)	(32)	(29)
Payments for debt issuance costs	(15)	—	—
Cash distributions to parent	(1,340)	(1,145)	(1,220)
Net cash provided (used) by financing activities	(691)	(1,175)	(1,242)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(965)	(1,140)	(894)
Contributions and advances for construction costs	28	16	21
Dispositions - net	(107)	(110)	(51)
Advances to affiliate - net	(316)	715	460
Purchase of asset retirement obligations trust investments	(64)	(23)	(22)
Proceeds from sale of asset retirement obligations trust investments	40	21	13
Net cash provided (used) by investing activities	(1,384)	(521)	(473)

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—
____________________________
(1) Increase to property, plant, and equipment, exclusive of equity AFUDC	$(918)	$(1,112)	$(991)
Changes in related accounts payable and accrued liabilities	(47)	(28)	97
Capital expenditures	$(965)	$(1,140)	$(894)

See the Combined Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm
To the Member and the Management Committee of Northwest Pipeline LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Northwest Pipeline LLC (the Company) as of December 31, 2025 and 2024, the related statements of net income, changes in member’s equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Description of the Matter
Regulatory Accounting
As discussed in Note 1 to the financial statements, the Company is an interstate natural gas transmission company that is regulated by the Federal Energy Regulatory Commission (“FERC”) and applies accounting principles in Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations. As such, certain incurred costs that would otherwise be charged to expense are deferred as regulatory assets, based on the expected recovery from customers in future rates. Likewise, certain actual or anticipated credits that would otherwise reduce expense are deferred as regulatory liabilities, based on the expected return to customers in future rates. The Company records items as regulatory assets or liabilities if, based on regulatory orders or other available evidence, it is probable that the costs or obligations will be included in amounts allowable for recovery or refunded in future rates.
Auditing the effects of regulatory matters is complex as it requires specialized knowledge of rate-regulated activities and assessments as to matters that could affect the recording or updating of regulatory assets and liabilities.

How We Addressed the Matter in Our Audit
We performed audit procedures that included, among others, examining evidence of correspondence with the FERC to test whether the Company appropriately evaluated information obtained from regulatory rulings. For example, we assessed the recoverability and completeness of various regulatory assets and liabilities, considering information obtained from regulatory rulings.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.
Houston, Texas
February 24, 2026

Northwest Pipeline LLC
Statement of Net Income

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Revenues:
Natural gas transportation service revenues	$434	$416	$415
Natural gas storage service revenues	15	15	15
Other service revenues	9	13	10
Total revenues	458	444	440

Costs and expenses:
Operating and maintenance expenses	96	95	88
Depreciation and amortization expenses	117	111	111
General and administrative expenses	49	51	51
Taxes, other than income taxes	15	14	12
Other (income) expense - net	(13)	(18)	(16)
Total costs and expenses	264	253	246

Operating income (loss)	194	191	194

Interest expense	(28)	(28)	(28)
Allowance for equity and borrowed funds used during construction (AFUDC)	9	10	4
Other income (expense) – net	6	7	10

Net income (loss)	$181	$180	180

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet

	December 31,
	2025	2024
	(Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	218	—
Trade	41	39
Other	1	2
Inventories	9	9
Regulatory assets	3	6
Other current assets and deferred charges	8	6
Total current assets	280	62

Property, plant, and equipment – net	2,270	2,129
Regulatory assets	80	49
Deferred charges and other	30	29
Total assets	$2,660	$2,269

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Advances from affiliate	$—	$26
Trade	39	48
Affiliates	12	12
Regulatory liabilities	20	20
Other current liabilities	32	34
Long-term debt due within one year	—	85
Total current liabilities	103	225
Long-term debt	748	497
Regulatory liabilities	225	233
Asset retirement obligations	152	144
Deferred income and other	5	7
Contingent liabilities and commitments (Note 18)

Member’s Equity:
Member’s capital	1,305	1,074
Retained earnings	122	89
Total member’s equity	1,427	1,163
Total liabilities and member’s equity	$2,660	$2,269
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Member’s Capital:
Balance at beginning of period	$1,074	$1,074	$1,074
Capital contributions from parent	231	—	—
Balance at end of period	1,305	1,074	1,074
Retained Earnings:
Balance at beginning of period	89	59	34
Net income	181	180	180
Cash distributions to parent	(148)	(150)	(155)
Balance at end of period	122	89	59
Total Member’s Equity	$1,427	$1,163	$1,133

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$181	$180	$180
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	117	111	111
Allowance for equity funds used during construction (equity AFUDC)	(7)	(8)	(3)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	—	1	—
Trade and other accounts receivable	(1)	(1)	—
Inventories	—	(1)	1
Other current assets and deferred charges	(2)	(2)	1
Trade accounts payable	(1)	(3)	4
Affiliate payables	—	(1)	1
Regulatory liabilities	—	1	(126)
Other current liabilities	3	(3)	3
Other, including changes in noncurrent assets and liabilities
Regulatory assets	(31)	(15)	(29)
Regulatory liabilities	(21)	(27)	(20)
Other - net	7	7	6
Net cash provided (used) by operating activities	245	239	129

FINANCING ACTIVITIES:
Proceeds from long-term debt	250	—	—
Payments of long-term debt	(85)	—	—
Cash distributions to parent	(148)	(150)	(155)
Cash contributions from parent	231	—	—
Advances from affiliate, net	(26)	26	—
Net cash provided (used) by financing activities	222	(124)	(155)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(234)	(266)	(125)
Contributions and advances for construction costs	7	5	6
Dispositions - net	(22)	(12)	(8)
Advances to affiliate - net	(218)	158	153
Net cash provided (used) by investing activities	(467)	(115)	26
Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(223)	$(266)	$(140)
Changes in related accounts payable and accrued liabilities	(11)	—	15
Capital expenditures	$(234)	$(266)	$(125)
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
Williams
Williams is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. Its operations are located in the United States and are presented within the following reportable segments: Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services; consistent with the manner in which Williams’ Chief Executive Officer, the chief operating decision maker (CODM), evaluates performance and allocates resources. All remaining business activities, including upstream operations and corporate activities, are included in Other.

Notes (Continued)
Transmission, Power & Gulf is comprised of interstate natural gas pipelines and their related natural gas storage facilities including Transco, NWP, and MountainWest Pipelines Holding LLC (MountainWest) and a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream); natural gas gathering and processing (G&P) and crude oil production handling and transportation assets in the Gulf Coast region, including Discovery Producer Services, LLC (Discovery), a former 60 percent equity-method investment in which Williams acquired the remaining ownership interest in August 2024 (see Note 3 – Acquisitions and Divestitures); and natural gas storage facilities and pipelines providing services in north Texas, and also in Louisiana and Mississippi related to the January 2024 Gulf Coast Storage Acquisition (see Note 3 – Acquisitions and Divestitures). Transmission, Power & Gulf also includes power innovation projects under development that will deliver speed-to-market solutions in power grid-constrained markets. This segment was formerly referred to as Transmission & Gulf of America.
Northeast G&P is comprised of Williams’ midstream gathering, processing, and fractionation businesses in the Marcellus Shale region primarily in Pennsylvania and New York, and the Utica Shale region of eastern Ohio, as well as a 65 percent interest in Ohio Valley Midstream LLC (Northeast JV) (a consolidated variable interest entity, or VIE) which operates in West Virginia, Ohio, and Pennsylvania, a 66 percent interest in Cardinal Gas Services, L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer), and Appalachia Midstream Services, LLC, a wholly owned subsidiary that owns equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region (Appalachia Midstream Investments).
West is comprised of Williams’ gas gathering, processing, and treating operations in the Denver-Julesberg Basin (DJ Basin) and Piceance regions of Colorado, the southwest and Wamsutter regions of Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, and the Haynesville Shale region of east Texas and northwest Louisiana. West also included assets in the Anadarko basin in the Mid-Continent region which were classified as held for sale (see Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk). This segment also includes Williams’ natural gas liquid (NGL) storage facilities, an undivided 50 percent interest in a NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL).
Gas & NGL Marketing Services is comprised of Williams’ NGL and natural gas marketing and trading operations, which include risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets, as well as an equity-method investment in Cogentrix Co-Investment Fund, LP (Cogentrix), representing an approximate 10 percent indirect interest in 11 natural gas power plants (see Note 8 – Investing Activities).
Transco
Transco is an interstate natural gas transmission company that owns and operates an interstate natural gas pipeline system extending from Texas, Louisiana, Mississippi and the Gulf of America through Alabama, Georgia, South Carolina, North Carolina, Virginia, Maryland, Delaware, Pennsylvania, and New Jersey to the New York City metropolitan area. The system serves customers in Texas and the 12 southeast and Atlantic seaboard states mentioned above, including major metropolitan areas in Georgia, Washington D.C., Maryland, North Carolina, New York, New Jersey, and Pennsylvania. Transco is a single-member limited liability company, and as such, single-member losses are limited to the amount of its investment.
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

Notes (Continued)
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
Accounting for operations that are regulated and apply the provisions of ASC 980 can differ from the accounting requirements for nonregulated operations. For example, for regulated operations, allowance for funds used during construction (AFUDC) represents the estimated cost of debt and equity funds applicable to utility plant in the process of construction and is capitalized as a cost of property, plant, and equipment because it constitutes an actual cost of construction under established regulatory practices; nonregulated operations are only allowed to capitalize the cost of debt funds related to construction activities, while a component for equity is prohibited. Management has determined that for its rate-regulated entities, it is appropriate to apply the accounting prescribed by ASC 980 and, accordingly, the accompanying financial statements include the effects of the types of transactions described above that result from regulatory accounting requirements (see Note 10 – Regulatory Assets and Liabilities).

The FERC has prescribed a formula to be used in computing separate allowances for borrowed and equity AFUDC. These allowances are recorded as follows:

Notes (Continued)
Transco

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Allowance for borrowed funds used during construction	$7	$17	$14
Allowance for equity funds used during construction	28	71	63
Allowance for equity and borrowed funds used during construction (AFUDC)	$35	$88	$77
NWP

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Allowance for borrowed funds used during construction	$2	$2	$1
Allowance for equity funds used during construction	7	8	3
Allowance for equity and borrowed funds used during construction (AFUDC)	$9	$10	$4
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
Service revenues also include amounts recognized for customer reimbursements allowed under FERC tariffs and contractual provisions, primarily for recoverable power, transportation, and storage costs. These amounts are recorded on a gross basis and recognized in the period the related expense is incurred (see Note 19 – Segment Disclosures).

Notes (Continued)
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

Notes (Continued)
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
Williams generally earns a contractually stated fee per unit for the volume of product transported, gathered, processed, or stored. The rate is generally fixed; however, certain contracts contain variable rates that are subject to change based on commodity prices or levels of throughput. In addition, Williams has contracts with contractually stated fees that decline over the contract term, such as declines based on the passage of time periods or achievement of cumulative throughput amounts. The excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology as these methods appropriately match the consumption of services provided to the customer. The units of production methodology requires the use of production estimates that are uncertain and the use of judgment when developing estimates of future production volumes, thus impacting the rate of revenue recognition. Production estimates are monitored as circumstances and events warrant. Certain of Williams’ gas gathering and processing agreements have minimum volume commitments (MVC). If a customer under such an agreement fails to meet its MVC for a specified period (thus not exercising all the contractual rights to gathering and processing services within the specified period, herein referred to as “breakage”), it is obligated to pay a contractually determined fee based upon the shortfall between the actual gathered or processed volumes and the MVC for the period contained in the contract. When Williams concludes, based on management’s judgment, it is probable that the customer will not exercise all or a portion of its remaining rights, Williams recognizes revenue associated with such breakage amount in proportion to the pattern of exercised rights within the respective MVC period.
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

Notes (Continued)
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
Williams purchases natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future, resulting in positive net product sales. Commodity-based exchange-traded futures contracts and over-the-counter (OTC) contracts are used to sell natural gas at that future price to substantially protect the natural gas revenues that will ultimately be realized when the stored natural gas is sold (see Commodity Derivative Instruments and Hedging Activities). Additionally, Williams enters into transactions to secure transportation capacity between delivery points in order to serve its customers and various markets.
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
Contract Assets
Williams
Contract assets in the Consolidated Balance Sheet primarily consist of payments or fee discounts given to midstream customers and may also include revenue recognized under contracts containing MVC features whereby management has concluded it is probable there will be a short-fall payment at the end of the current MVC period, which typically follows the calendar year, and that a significant reversal of revenue recognized currently for the future MVC payment will not occur. Current and noncurrent contract assets are included within Other current assets and deferred charges and Regulatory assets, deferred charges, and other, respectively, in the Consolidated Balance Sheet.
Transco and NWP
Transco’s contract assets primarily result from the modification of an existing contract resulting in increased rates. NWP’s contract assets consist of discounts provided to customers in the beginning of the contract term that are recognized on a straight-line basis over the entire contract term resulting in revenue recognition occurring prior to actual billings. Current and noncurrent contract assets are included within Other current assets and deferred charges and Deferred charges and other, respectively, in the Balance Sheets.
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

Notes (Continued)
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
Commodity Derivative Instruments and Hedging Activities
Williams is exposed to commodity price risk and utilizes derivatives to manage a portion of its commodity price risk. These instruments consist primarily of swaps, futures, and forward contracts involving short- and long-term purchases and sales of energy commodities. Williams purchases natural gas for storage when the current market price paid to buy and transport natural gas plus the cost to store and finance the natural gas is less than an estimated, forward market price that can be received in the future. Additionally, Williams enters into transactions to secure transportation capacity between delivery points in order to serve its customers and various markets. Commodity-based exchange-traded futures contracts and OTC contracts are used to capture the price differential or spread between the locations served by the capacity in order to substantially protect the natural gas revenues that will ultimately be realized when the physical flow of natural gas between receipt and delivery points occurs. Some commodity derivative contracts require physical delivery as opposed to financial settlement, and this type of derivative is both common and prevalent within the natural gas marketing operations. These contracts generally meet the definition of derivatives. When a commodity derivative contract is settled physically, any cumulative unrealized gain or loss is reversed, and the contract price is recognized in the respective line item in the Consolidated Statement of Income representing the actual price of the underlying goods being delivered. Williams does not apply hedge accounting to any commodity derivative instruments.
Unrealized gains and losses from physically settled commodity derivative contracts for commodity sales transactions are recognized in Net gain (loss) from commodity derivatives in the Consolidated Statement of Income. Realized and unrealized gains and losses from non-designated commodity derivative contracts for commodity sales transactions that are financially settled are reported in Net gain (loss) from commodity derivatives in the Consolidated Statement of Income. Net gains and losses from derivatives for shrink gas purchases for processing plants are reported in Net processing commodity expenses in the Consolidated Statement of Income. See Note 17 – Commodity Derivatives for further discussion.
Williams reports the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, in Derivative assets; Regulatory assets, deferred charges, and other; Derivative liabilities; or Regulatory liabilities, deferred income, and other in the Consolidated Balance Sheet. These amounts

Notes (Continued)
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
Interest Capitalized
Williams capitalizes interest for its nonregulated entities using the weighted-average interest rate on debt, excluding debt issued by Transco, NWP, and MountainWest. This is included in Interest expense in Williams’ Consolidated Statement of Income.
Williams capitalizes interest for its regulated interstate natural gas pipelines, including Transco, NWP, and MountainWest, using rates calculated in accordance with the FERC from each regulated entity’s borrowed funds and internally generated funds (equity AFUDC) (see Regulatory Accounting). The former is included in Interest expense and the latter is included in Other income (expense) – net below Operating income (loss) in Williams’ Consolidated Statement of Income and Allowance for equity and borrowed funds used during construction (AFUDC) in Transco and NWP’s Statement of Net Income (see Note 9 – Property, Plant, and Equipment).
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

Notes (Continued)
Accounts Receivable
Accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts, considering current expected credit losses using a forward-looking “expected loss” model, the financial condition of its customers, and the age of past due accounts. The majority of trade receivable balances are due within 30 days. Management monitors the credit quality of its counterparties through review of collection trends, credit ratings, and other analyses, such as bankruptcy monitoring. Williams’ financial assets from its natural gas transmission business, natural gas storage business, gathering, processing and transportation business, marketing business, and upstream operations, as applicable, are segregated into separate pools for evaluation due to different counterparty risks inherent in each business, with Transco’s and NWP’s financial assets each evaluated as one pool. Changes in counterparty risk factors could lead to reassessment of the composition of financial assets as one pool, separate pools, or the need for additional pools. Management calculates its allowance for credit losses incorporating an aging method. In estimating its expected credit losses, management utilizes historical loss rates over many years, which for Williams includes periods of both high and low commodity prices. Transco’s and NWP’s expected credit loss estimates consider both internal and external forward-looking commodity price expectations, as well as counterparty credit ratings, and factors impacting near-term liquidity.
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
Extended payment terms are not offered and payments are typically received within one month. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. Neither Williams, Transco, nor NWP have a material amount of significantly aged receivables at December 31, 2025 or 2024.
Gas Imbalances
Transco
Transco transports gas on various pipeline systems which may deliver different quantities of gas on Transco’s behalf than the quantities of gas received from Transco. These transactions result in gas transportation and exchange imbalance receivables and payables which are recovered or repaid in cash or through the receipt or delivery of gas in

Notes (Continued)
the future and are recorded in the accompanying Balance Sheet. Revenues received from the cash-out of transportation imbalances in excess of costs incurred are deferred and offset by the deferral of costs incurred in excess of revenues received. At the end of each annual August through July reporting period, if the cumulative revenues received exceed the costs incurred, the over-recovered amounts are applied to any prior under-recovery balance or refunded. If the cumulative revenues received are less than the costs incurred, the net under-recovered amounts are carried forward and offset against any future net over-recoveries that may occur in a subsequent annual reporting period. These under-recoveries or over-recoveries are recognized as Regulatory assets or Regulatory liabilities, respectively, in Transco’s Balance Sheet (see Note 10 – Regulatory Assets and Liabilities).
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
NWP
In the course of providing transportation services to customers, NWP may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers or consumed in fuel to operate NWP’s system. The resulting customer imbalances are typically settled through the receipt or delivery of gas in the future based on the timelines outlined in NWP’s tariff, whereas the over-recovery or under-recovery of fuel is cleared up through NWP’s semi-annual fuel tracker. Customer imbalances to be repaid or recovered in-kind are recorded as Other current assets and deferred charges or Other current liabilities in NWP’s Balance Sheet. The under recovery of fuel is recorded as Regulatory assets and the over recovery is recorded in Regulatory liabilities in NWP’s Balance Sheet (see Note 10 – Regulatory Assets and Liabilities). These imbalances are valued at published spot rates.
Inventories
Inventories in Williams’ Consolidated Balance Sheet primarily consist of NGLs, materials and supplies, and natural gas in underground storage and are primarily stated at the lower of cost or net realizable value. The cost of inventories is primarily determined using the average cost method. Inventories in Transco’s Balance Sheet primarily consist of materials and supplies and natural gas in underground storage. Inventories in NWP’s Balance Sheet primarily consist of materials and supplies.
Transco and NWP Environmental Matters
Transco and NWP are subject to federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on the economic benefit and potential for rate recovery. These entities believe that expenditures required to meet applicable environmental laws and regulations are prudently incurred in the ordinary course of business and that such expenditures would be permitted to be recovered through rates with limited exceptions.
In accordance with the Climate Commitment Act of the state of Washington, which established a market-based cap-and-invest program, NWP is required to obtain emission allowances for the carbon emissions from nine of NWP’s thirteen compressor stations within the state of Washington whose annual carbon emissions exceed 25,000 metric tons of carbon dioxide equivalent at least once since 2015. NWP records the purchased emission allowances at cost and the associated accumulated interest to a regulatory asset. The difference between the allowances held and the allowances required based on actual emissions for the period is measured using an estimate based on NWP’s most recent cost of allowances and is accrued to a current liability and to a regulatory asset. NWP’s Petition for Approval of Pre-Filing Stipulation and Settlement Agreement (Settlement) in Docket No. RP22-1155, which FERC approved in 2022, allows NWP to recover the costs of purchasing allowances under the program in its next rate case (see Note 18 – Contingencies and Commitments).

Notes (Continued)
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
As regulated entities, Transco, NWP and MountainWest provide for depreciation primarily under the composite (group) method using straight-line FERC-prescribed rates. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. These regulated entities’ depreciation rates are subject to change each time these regulated entities file a general rate case with the FERC. Included in Transco’s and NWP’s depreciation rates is a negative salvage component (net cost of removal) that Transco and NWP currently collect in rates and record as a regulatory liability in the Balance Sheets (see Note 10 – Regulatory Assets and Liabilities).
Depreciation for Williams’ nonregulated entities is provided primarily on the straight-line method over estimated useful lives.
Williams follows the successful efforts method of accounting for its upstream properties. Its oil and gas producing property costs are depleted using the units of production method.
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
Williams records a liability and increases the basis in the underlying asset for the present value of each expected future ARO at the time the liability is initially incurred, typically when the asset is acquired or constructed. For Williams’ upstream properties, the ARO is recorded based on Williams’ working interest in the underlying properties. As regulated entities, Transco’s and NWP’s depreciation expense and accretion expense are offset and recorded as a regulatory asset as the regulated entities expect to recover these accretion expenses in future rates and measure changes in the liability due to passage of time by applying an interest rate to the liability balance. This step is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense included in Other (income) expense - net in Operating income (loss) in the Consolidated Statement of Income. The regulatory asset is amortized commensurate with these regulated entities’ collection of those costs in rates.
Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market-risk premium. These measurements incorporate assumptions that are subject to annual review and potential revision, including inflation rates, current removal‑cost estimates, discount rates, and the estimated remaining useful life of the assets.
Goodwill
Goodwill included within Intangible assets – net in Williams’ Consolidated Balance Sheet, as of December 31, 2025, represents the excess of the consideration, plus the fair value of any noncontrolling interest or any previously held equity interest, over the fair value of the net assets acquired. It is not subject to amortization but is evaluated annually as of October for impairment or more frequently if impairment indicators are present that would indicate it

Notes (Continued)
is more likely than not that the fair value of the reporting unit is less than its carrying amount. Management first performs a qualitative assessment to test goodwill on a reporting unit by reporting unit basis to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If necessary, management then compares its estimate of fair value of the reporting unit to its carrying amount, including goodwill. Judgments and assumptions are inherent in management’s estimates of fair value.
Other Identifiable Intangible Assets
Williams’ other identifiable intangible assets included within Intangible assets – net in the Consolidated Balance Sheet are primarily related to gas gathering, processing, and fractionation customer relationships. Williams’ other identifiable intangible assets are generally amortized on a straight-line basis over the period in which these assets contribute to its cash flows. Williams evaluates these assets for changes in the expected remaining useful lives and reflects any changes prospectively through amortization over the revised remaining useful life.
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
For assets identified to be disposed of in the future and considered held for sale, management compares the carrying value to the estimated fair value, less the cost to sell, to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value, which includes estimated cash flows from operations until the assumed date of sale, is recalculated when related events or circumstances change.
Williams’ investments are evaluated for impairment when, in management’s judgment, events or circumstances indicate that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares its estimate of fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the financial statements as an impairment charge.
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

Notes (Continued)
Leases
Williams, Transco, and NWP recognize operating lease liabilities based on the present value of the future lease payments and have elected to combine lease and nonlease components for all classes of leased assets in the calculation of the lease liability and the offsetting right-of-use asset in the respective Balance Sheets.
Williams’, Transco’s, and NWP’s lease agreements require both fixed and variable periodic payments, with initial terms typically ranging from one year to 20 years for Williams and up to 30 years for Transco and NWP. Payment provisions in certain lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable lease payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the noncancellable periods, many of Williams’ lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow Williams, Transco, and NWP to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in their operations. In consideration of these renewal features, management assesses the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at its sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, management has elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.
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
Unrecognized actuarial gains and losses are deferred and recorded in AOCI or, for Transco in 2024 and NWP, as a regulatory asset or liability, until amortized as a component of net periodic benefit cost (credit). The unrecognized net actuarial gains (losses) deferred in AOCI at December 31, 2025 and 2024 were $105 million and $55 million, respectively. Unrecognized actuarial gains and losses in excess of 10 percent of the greater of the benefit obligation or the market-related value of plan assets are amortized over the participants’ average remaining future years of service, which is approximately 9 years for Williams’ pension plans and approximately 3 years for Williams’ other postretirement benefit plan.

Notes (Continued)
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
Cash Flows from Revolving Credit Facility and Commercial Paper Program
Proceeds and payments related to borrowings, if any, under Williams’ revolving credit facility are reflected within financing activities in the Consolidated Statement of Cash Flows on a gross basis. Proceeds and payments related to borrowings under Williams’ commercial paper program are reflected within financing activities in the Consolidated Statement of Cash Flows on a net basis, as the outstanding notes generally have maturity dates less than three months from the date of issuance. (See Note 13 – Debt and Banking Arrangements.)
Accounting Standards Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose additional information in the notes to financial statements for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales or general and administrative expenses). The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The impact of this standard is currently being evaluated.
Share Repurchase Program
In September 2021, Williams’ Board of Directors authorized a share repurchase program with a maximum dollar limit of $1.5 billion. Repurchases may be made from time to time in the open market, by block purchases, in

Notes (Continued)
privately negotiated transactions, or in such other manner as determined by management. Williams will also determine the timing and amount of any repurchases based on market conditions and other factors. The share repurchase program does not obligate Williams to acquire any particular amount of common stock, and it may be suspended or discontinued at any time. This share repurchase program does not have an expiration date. There were no repurchases under the program in 2025 and 2024, and $130 million of repurchases under the program in 2023 which is included in the Consolidated Statement of Changes in Equity. Cumulative repurchases to date under the program total $139 million.
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

Note 2 – Variable Interest Entities.
Consolidated VIEs
As of December 31, 2025, Williams consolidated the following VIEs:
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
Driftwood Pipeline
Williams owns an 80 percent interest in Driftwood Pipeline LLC (Driftwood Pipeline), a subsidiary that is a VIE because completion of the Driftwood Pipeline will require additional subordinated financial support from its equity holders in the form of capital contributions. Williams is the primary beneficiary because it has the power to direct the activities that most significantly impact Driftwood Pipeline’s economic performance. Williams, as the operator of Driftwood Pipeline, is responsible for constructing the proposed Driftwood Pipeline, Line 200, that will supply gas to Louisiana LNG's liquid natural gas (LNG) export facility near Lake Charles, Louisiana. The total remaining cost of the project would be funded with capital contributions from Williams and the other equity partners on a proportional basis.

Notes (Continued)
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	December 31,
	2025	2024 (1)
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$53	$15
Trade accounts and other receivables	155	178
Inventories	6	5
Other current assets and deferred charges	5	7
Property, plant, and equipment – net	4,412	4,896
Intangible assets – net	1,831	1,940
Regulatory assets, deferred charges, and other	23	27
Accounts payable	(56)	(57)
Other current liabilities	(19)	(29)
Regulatory liabilities, deferred income, and other	(78)	(263)
__________
(1)    2024 includes amounts related to Gulfstar One LLC (Gulfstar One), which was a consolidated VIE at December 31, 2024. Williams acquired the remaining interest in Gulfstar One during the fourth quarter of 2025 and it is no longer a VIE. This transaction decreased Noncontrolling interests in consolidated subsidiaries by $166 million, increased Capital in excess of par value by $126 million, and increased Deferred income tax liabilities by $40 million in the Consolidated Balance Sheet.
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs due primarily to its limited participating rights as a minority equity holder. Williams’ maximum exposure to loss is limited to the carrying value of these investments (included within Investments in the Consolidated Balance Sheet), which totaled $611 million at December 31, 2025. Included in this total is Williams’ investment in Louisiana LNG and Cogentrix (discussed below).
Louisiana LNG
Williams owns a 10 percent interest in Louisiana LNG LLC (Louisiana LNG), which is a VIE because completion of the LNG facilities will require additional subordinated financial support from its equity holders in the form of capital contributions. At December 31, 2025, the carrying value of our investment in Louisiana LNG was $253 million. Our maximum exposure to loss is limited to the carrying value of our investment. The total remaining cost of the project would be funded with capital contributions from Williams and the other equity partners on a proportional basis.
Cogentrix
Williams owns a minority interest in Cogentrix, which is a VIE due primarily to our limited participation rights to direct Cogentrix’s activities. At December 31, 2025, the carrying value of our investment in Cogentrix was $292 million. Our maximum exposure to loss is limited to the carrying value of our investment. See Note 8 – Investing Activities for further discussion.

Notes (Continued)
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
Acquisition-related costs for the Crowheart Acquisition total $2 million and are included in General and administrative expenses.
Williams accounted for the Crowheart Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values. The valuation techniques used for property, plant, and equipment consisted of the income approach for proved developed producing reserves and the market approach for undeveloped reserves.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at November 1, 2024. After the December 31, 2024, financial statements were issued, Williams identified adjustments to the preliminary purchase price allocation, resulting in decreases of $56 million in property, plant, and equipment and $56 million in noncurrent liabilities.

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

Notes (Continued)
During the period from the acquisition date of August 1, 2024 to December 31, 2024, the operations acquired in the Discovery Acquisition contributed Revenues of $144 million and Modified EBITDA of $42 million.
Acquisition-related costs for the Discovery Acquisition total $1 million, incurred in 2024, and are included in General and administrative expenses.
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
During the period from the acquisition date of January 3, 2024 to December 31, 2024, the operations acquired in the Gulf Coast Storage Acquisition contributed Revenues of $228 million and Modified EBITDA of $160 million, which is impacted by acquisition-related costs. Acquisition-related costs for the Gulf Coast Storage Acquisition total $15 million, including $14 million incurred in 2024, and are included in General and administrative expenses.
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
Acquisition-related costs for the Cureton Acquisition total $8 million, including $6 million incurred in 2023, and are included in General and administrative expenses.
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

(Millions)
Cash and cash equivalents	$6
Other current assets	21
Property, plant, and equipment – net	433
Intangible assets – net	117
Other noncurrent assets	1
Total identifiable assets acquired	578

Current liabilities	(29)
Noncurrent liabilities	(14)
Total liabilities assumed	(43)

Net identifiable assets acquired	535

Goodwill included in Intangible assets – net	11
Net assets acquired	$546
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
RMM Acquisition
As of December 31, 2022, Williams owned a 50 percent interest in Rocky Mountain Midstream Holdings LLC (RMM) which it accounted for as an equity-method investment. On November 30, 2023, Williams closed on the acquisition of the remaining 50 percent interest in RMM (RMM Acquisition) for $704 million. As a result of acquiring this additional interest, Williams obtained control and subsequently consolidates RMM. The purpose of this acquisition was to expand Williams’ gathering and processing footprint and create operational synergies for its operations in the DJ Basin. Assets acquired and results of operations realized are included within Williams’ West segment. Substantially all of the RMM purchase price was not due to the seller until the first quarter of 2025, would not accrue interest until November 2, 2024, and could be repaid early without penalty. It was recorded as a deferred consideration obligation at fair value using an income approach, which resulted in a discount to the contractual amount due which was imputed as interest expense over the term of the obligation. On November 1, 2024, Williams paid the remaining $651 million of the RMM purchase price obligation.
During the period from the acquisition date of November 30, 2023 to December 31, 2023, RMM contributed Revenues of $53 million and Modified EBITDA of $12 million.

Notes (Continued)
Williams accounted for the RMM Acquisition as a business combination. The book value of Williams’ existing equity-method investment prior to the acquisition date of November 30, 2023, was $406 million. Williams recognized a $30 million gain on remeasuring its existing equity-method investment to fair value included in Other investing income (loss) – net during the fourth quarter of 2023, which is not included in the pro forma DJ Basin adjustments below. The valuation techniques used consisted of the income approach for Williams’ previous equity-method investment in RMM and the valuation of other intangible assets, and the cost approach for property, plant, and equipment.
The following table presents the allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at November 30, 2023. The net assets acquired primarily reflect the noncash consideration transferred, which includes the fair value of both Williams’ previous equity-method investment and the deferred consideration obligation.

(Millions)
Cash and cash equivalents	$28
Other current assets	4
Investments	20
Property, plant, and equipment – net	1,041
Intangible assets – net	63
Other noncurrent assets	12
Total identifiable assets acquired	1,168

Current liabilities	(44)
Noncurrent liabilities	(103)
Total liabilities assumed	(147)

Net identifiable assets acquired	1,021

Goodwill included in Intangible assets – net	55
Net assets acquired	$1,076
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

Notes (Continued)
MountainWest Acquisition
On February 14, 2023, Williams closed on the acquisition of 100 percent of MountainWest, which includes FERC-regulated interstate natural gas pipeline systems and natural gas storage capacity (MountainWest Acquisition), for $1.08 billion of cash, funded with available sources of short-term liquidity, and retaining $430 million outstanding principal amount of MountainWest long-term debt. For 2023, $1.024 billion is presented in Purchases of businesses, net of cash acquired reflecting the cash purchase price, reduced for post-closing adjustments and the cash acquired as presented in the purchase price allocation. The purpose of the MountainWest Acquisition was to expand Williams’ existing transmission and storage infrastructure footprint into major markets in Utah, Wyoming, and Colorado. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within Williams’ Transmission, Power & Gulf segment.
During the period from the acquisition date of February 14, 2023 to December 31, 2023, the operations acquired in the MountainWest Acquisition contributed Revenues of $225 million and Modified EBITDA of $122 million, which includes $27 million of transition-related costs.
Acquisition-related costs for the MountainWest Acquisition total $18 million, including $16 million incurred in 2023, and are included in General and administrative expenses.
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

(Millions)
Cash and cash equivalents	$23
Trade accounts and other receivables	33
Other current assets	26
Investments	20
Property, plant, and equipment – net	1,019
Other noncurrent assets	33
Total identifiable assets acquired	1,154

Current liabilities	(47)
Long-term debt	(365)
Other noncurrent liabilities	(95)
Total liabilities assumed	(507)

Net identifiable assets acquired	647

Goodwill included in Intangible assets – net	400
Net assets acquired	$1,047

Notes (Continued)
Goodwill recognized in the MountainWest Acquisition relates primarily to enhancing and diversifying Williams’ basin positions and the long-term value associated with rate-regulated businesses and is reported within its Transmission, Power & Gulf segment. Substantially all of the goodwill is deductible for tax purposes.
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for 2024 and 2023, respectively, are presented as if the Crowheart Acquisition, Discovery Acquisition, and Gulf Coast Storage Acquisition had been completed on January 1, 2023, and the DJ Basin Acquisitions and MountainWest Acquisition had been completed on January 1, 2022. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisitions had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transactions or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

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
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in upstream operations within Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Williams designated these operations as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, as of December 31, 2025. The transaction closed on January 30, 2026, and Williams expects to recognize a gain in the first quarter of 2026. The results of operations for this disposal group were not significant for the reporting periods.
Sale of Certain Gulf Coast Liquids Pipelines
On September 29, 2023, Williams completed the sale of various petrochemical and feedstock pipelines and associated contracts in the Gulf Coast region for $348 million. As a result of this sale, Williams recorded a gain of $129 million in 2023 in its Transmission, Power & Gulf segment. The gain is reflected in Gain on sale of business. The results of operations for this disposal group, excluding the gain noted, were not significant for the reporting periods.

Notes (Continued)
Note 4 – Related Party Transactions
Williams
Transactions with Equity-Method Investees
Williams has Revenues from certain of its equity-method investees of $20 million, $2 million, and $5 million for 2025, 2024, and 2023, respectively. Williams also has costs and expenses associated with its equity-method investees of $180 million, $266 million, and $776 million for 2025, 2024, and 2023, respectively in its Consolidated Statement of Income. Substantially all of these expenses are included in Product costs. In addition, Williams has $4 million and $1 million included in Trade accounts and other receivables and $14 million and $19 million included in Accounts payable in its Consolidated Balance Sheet with its equity-method investees at December 31, 2025 and 2024, respectively.
Williams has operating agreements with certain equity-method investees. These operating agreements typically provide for reimbursement or payment to Williams for certain direct operational payroll and employee benefit costs, materials, supplies, and other charges and also for management services. The total charges to equity-method investees for these fees are $73 million, $52 million, and $64 million for 2025, 2024, and 2023, respectively.
Board of Directors
Two members of Williams’ Board of Directors hold or have held executive officer roles at certain of its counterparties. Williams recorded $97 million, $59 million, and $90 million in Revenues, and $44 million, $40 million, and $25 million in Product costs in its Consolidated Statement of Income from these companies primarily for the sale and purchase of natural gas for 2025, 2024, and 2023, respectively.
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
Pension costs charged to Transco by Williams were $1 million, $1 million, and $2 million for 2025, 2024, and 2023, respectively. NWP received pension credits from Williams of $1 million in 2025, $1 million in 2024, and $0 million in 2023.
Transco recognized other postretirement benefit income of $10 million, $8 million, and $6 million for 2025, 2024, and 2023, respectively, while NWP recognized other postretirement benefit income of $1 million, $1 million, and $0 million, respectively, for the same periods.
Defined Contribution Plan
Williams maintains a defined contribution plan for substantially all of its employees. Williams charged Transco compensation expense of $14 million, $13 million, and $12 million in 2025, 2024, and 2023, respectively, and charged NWP compensation expense of $3 million, $3 million, and $3 million in 2025, 2024, and 2023, respectively, for Williams’ company contributions to this plan.

Notes (Continued)
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
Total stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $7 million, $6 million, and $6 million, for Transco respectively, and $2 million, $2 million, and $2 million, for NWP, respectively.
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

	December 31,	December 31,
	2025	2024
	(Millions)
Advances to affiliate
Transco	$954	$638
NWP	218	—

Advances from affiliate
NWP	$—	$26
Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at December 31, 2025. Interest income is included in Interest income in the Statement of Net Income for Transco and Other income (expense) – net in the Statement of Net Income for NWP.

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Net interest income from advances
Transco	$29	$51	$81
NWP	3	5	8
Other Affiliate Transactions
Revenues received from affiliates are included in Transco’s Total revenues in the Statement of Net Income. Costs of gas purchased from affiliates are included in Transco’s Natural gas product costs in the Statement of Net Income. All gas purchases are made at market or contracted prices.

Notes (Continued)

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Transco affiliate activity
Total revenues	$86	$76	$56
Natural gas product costs	9	5	7
Services necessary to operate Transco and NWP are provided by Williams and certain affiliates of Williams. Transco and NWP reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative, and management services, and Transco and NWP are charged for certain administrative expenses incurred by Williams. These charges are either directly assigned or allocated. Allocated charges are specific or general. Specific allocations are based on metrics that bear a reasonable correlation to the delivery of services. General allocations are based on a three-factor formula, which considers net revenues, gross property, plant, and equipment, and gross payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of costs of doing business incurred by Williams. These service expenses are primarily included in Operating and maintenance expenses and General and administrative expenses in the Statement of Net Income.

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Services with affiliates
Transco	$352	$344	324
NWP	91	91	86

Notes (Continued)
Note 5 – Revenue Recognition
Revenue by Category
The following tables present Williams’ revenue disaggregated by major service line:

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$3,804	$—	$—	$—	$—	$(83)	$3,721
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	933	1,850	1,824	—	—	(235)	4,372
Commodity consideration	104	2	86	—	—	—	192
Other	51	99	24	—	1	(20)	155
Total service revenues	4,892	1,951	1,934	—	1	(338)	8,440
Product sales	512	171	906	6,047	580	(1,757)	6,459
Total revenues from contracts with customers	5,404	2,122	2,840	6,047	581	(2,095)	14,899
Other revenues (1)	39	46	7	3,303	61	(2)	3,454
Other adjustments (2)	—	—	—	(7,175)	—	772	(6,403)
Total revenues	$5,443	$2,168	$2,847	$2,175	$642	$(1,325)	$11,950

2024
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$3,500	$—	$—	$—	$—	$(81)	$3,419
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	661	1,778	1,693	—	—	(162)	3,970
Commodity consideration	54	2	78	—	—	—	134
Other	46	92	21	—	—	(19)	140
Total service revenues	4,261	1,872	1,792	—	—	(262)	7,663
Product sales	328	110	869	4,530	420	(1,288)	4,969
Total revenues from contracts with customers	4,589	1,982	2,661	4,530	420	(1,550)	12,632
Other revenues (1)	39	43	8	2,236	24	(2)	2,348
Other adjustments (2)	—	—	—	(4,977)	—	500	(4,477)
Total revenues	$4,628	$2,025	$2,669	$1,789	$444	$(1,052)	$10,503

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
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

Notes (Continued)
Contract Assets
The following table presents a reconciliation of contract assets:

	Year Ended December 31,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of year	$98	$36	$10	$—	$21	$17
Revenue recognized in excess of amounts invoiced	86	170	5	10	6	6
Contract assets acquired	—	36	—	—	—	—
Minimum volume commitments invoiced	(58)	(144)	—	—	—	—
Amortization of contract assets	(17)	—	(2)	—	(3)	(2)
Balance at end of year	$109	$98	$13	$10	$24	$21
Contract Liabilities
The following table presents a reconciliation of contract liabilities:

	Year Ended December 31,
	Williams		Transco		NWP
	2025	2024	2025	2024	2025	2024
	(Millions)
Balance at beginning of year	$1,046	$1,081	$173	$184	$—	$2
Payments received and deferred	198	183	—	—	—	—
Liabilities acquired and other additions	23	53	—	—	—	—
Significant financing component	7	8	—	—	—	—
Liabilities reclassified as held for sale	(19)	—	—	—	—	—
Recognized in revenue	(307)	(279)	(10)	(11)	—	(2)
Balance at end of year	$948	$1,046	$163	$173	$—	$—
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
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2025, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to December 31, 2025, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.

Notes (Continued)
The following tables present the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied and the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2025.

	Contract Liabilities
	Williams	Transco	NWP
	(Millions)
2026 (one year)	$169	$10	$—
2027 (one year)	145	10	—
2028 (one year)	120	11	—
2029 (one year)	91	11	—
2030 (one year)	68	10	—
Thereafter	355	111	—
Total	$948	$163	$—

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2026 (one year)	$4,589	$2,990	$399
2027 (one year)	4,265	2,772	386
2028 (one year)	3,865	2,576	367
2029 (one year)	2,970	1,846	348
2030 (one year)	2,703	1,759	342
Thereafter	13,779	9,990	1,919
Total	$32,171	$21,933	$3,761

Notes (Continued)
Note 6 – Provision (Benefit) for Income Taxes
Williams has adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures and has applied the disclosure guidance retrospectively for each period presented.
The Provision (benefit) for income taxes includes:

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Current:
Federal	$99	$125	$3
State	14	9	21
	113	134	24
Deferred:
Federal	597	472	872
State	147	34	109
	744	506	981
Provision (benefit) for income taxes	$857	$640	$1,005

Reconciliations from the Provision (benefit) for income taxes at the federal statutory rate to recorded Provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2025	%	2024	%	2023	%
	(Millions)
Provision (benefit) for income taxes at the federal statutory rate	$761	21.0%	$627	21.0%	$925	21.0%
State and local income tax, net of federal income tax effect	130	3.6%	35	1.2%	104	2.4%
Nontaxable or nondeductible items	(34)	(0.9)%	(23)	(0.8)%	(23)	(0.5)%
Other adjustments	—	0.0%	1	0.0%	(1)	0.0%
Provision (benefit) for income taxes	$857	23.7%	$640	21.4%	$1,005	22.9%
During the course of audits of its business by domestic and foreign tax authorities, Williams frequently faces challenges regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the liability associated with its various filing positions, Williams applies the two-step process of recognition and measurement. In association with this liability, Williams records an estimate of related interest and tax exposure as a component of its tax provision. The impact of this accrual is included within Other adjustments in its reconciliation of the Provision (benefit) for income taxes at the federal statutory rate to recorded Provision (benefit) for income taxes.

Notes (Continued)
Significant components of Deferred income tax liabilities are as follows:

	December 31,
	2025	2024
	(Millions)
Gross deferred income tax liabilities:
Property, plant and equipment	$5,116	$4,501
Investments	1,718	1,733
Other	237	193
Total gross deferred income tax liabilities	7,071	6,427
Gross deferred income tax assets:
Accrued liabilities	1,142	1,146
Corporate alternative minimum tax credits	203	108
Federal loss carryovers	224	325
Disallowed business interest expense carryforward	117	247
State losses and credits	171	224
Other	127	92
Total gross deferred income tax assets	1,984	2,142
Less valuation allowance	83	91
Net deferred income tax assets	1,901	2,051
Deferred income tax liabilities	$5,170	$4,376
The valuation allowance at December 31, 2025 and 2024 serves to reduce the available deferred income tax assets to an amount that will, more likely than not, be realized. Williams considered all available positive and negative evidence, which incorporates available tax planning strategies, and management’s estimate of future reversals of existing taxable temporary differences and has determined that a portion of its deferred income tax assets related to State losses and credits may not be realized. The amounts presented in the table above are, with respect to state items, before any federal benefit. The change from prior year for the State losses and credits reflects increases in losses and credits generated in the current and prior years less losses and/or credits utilized in the current year. Williams has loss and credit carryovers in multiple state taxing jurisdictions. These attributes generally expire between 2026 and 2044 with some carryovers having indefinite carryforward periods.
Corporate alternative minimum tax credits, Federal loss carryovers and Disallowed business interest expense carryforward at December 31, 2025 reflect deferred tax assets on corporate alternative minimum tax credits, net operating loss carryovers and federal interest expense carryforwards. None of these attributes have an expiration date.
Cash payments for income taxes (net of refunds) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Millions)
U.S. Federal	$135	$41	$11
U.S. State and Local	27	27	20
Total income taxes paid (net of refunds)	$162	$68	$31
On July 4, 2025, the One Big Beautiful Bill Act was enacted. While the new law did not have a significant impact on Williams’ federal income tax provision, Williams did have a temporary deferral of federal income tax payments as a result of permanently restoring full bonus depreciation of certain business property and excluding tax depreciation and amortization in the calculation of the business interest expense limitation.
During the fourth quarter of 2023, Williams closed the audit for 2018 and made a $5 million payment.

Notes (Continued)
Williams recognizes related interest and penalties as a component of Provision (benefit) for income taxes. There were no significant interest and penalties recognized for any period presented. There were no interest or penalties relating to uncertain tax positions accrued as of December 31, 2025 and December 31, 2024.
Consolidated U.S. Federal income tax returns are open to Internal Revenue Service (IRS) examination for tax years after 2021. The statute of limitations for most states expires one year after expiration of the IRS statute.
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
Defined Contribution Plan
Williams has a defined contribution plan for the benefit of substantially all employees. Plan participants may contribute a portion of their compensation on a pre-tax or after-tax basis. Generally, Williams matches employee contributions up to 6 percent of eligible compensation. Additionally, eligible active employees that do not receive compensation credits under the defined benefit pension plan are eligible for an additional annual fixed-percentage contribution made by Williams to the defined contribution plan. Williams’ contributions charged to expense were $74 million in 2025, $69 million in 2024, and $60 million in 2023.

Notes (Continued)
Funded Status
The following table presents the changes in benefit obligations and plan assets for pension benefits and other postretirement benefits for the years indicated:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(Millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$937	$1,006	$132	$145
Service cost	22	25	1	1
Interest cost	50	47	7	7
Plan participants’ contributions	—	—	1	2
Benefits paid	(89)	(73)	(12)	(11)
Net actuarial loss (gain) (1)	34	(65)	(1)	(12)
Settlements	(5)	(3)	—	—
Net increase (decrease) in benefit obligation	12	(69)	(4)	(13)
Benefit obligation at end of year	949	937	128	132
Change in plan assets:
Fair value of plan assets at beginning of year	1,183	1,167	272	262
Actual return on plan assets	123	88	21	16
Employer contributions	5	4	4	3
Plan participants’ contributions	—	—	1	2
Benefits paid	(89)	(73)	(12)	(11)
Settlements	(5)	(3)	—	—
Net increase (decrease) in fair value of plan assets	34	16	14	10
Fair value of plan assets at end of year	1,217	1,183	286	272
Funded status — overfunded (underfunded)	$268	$246	$158	$140
Amounts recognized in the Consolidated Balance Sheet:
Noncurrent assets	$290	$270	$161	$143
Current liabilities	(3)	(4)	(3)	(3)
Noncurrent liabilities	(19)	(20)	—	—
Funded status — overfunded (underfunded)	$268	$246	$158	$140

Accumulated benefit obligation	$942	$929
____________
(1)    2025 amounts are due primarily to changes in the following factors: Pension Benefits - discount rate assumptions and interest crediting rate assumption. 2024 amounts are due primarily to changes in the following factors: Pension Benefits - discount rate assumptions and interest crediting rate assumption; Other Postretirement Benefits - discount rate assumption.

Notes (Continued)
The following table summarizes information for pension plans with obligations in excess of plan assets at December 31.

	2025	2024
	(Millions)
Projected benefit obligation	$22	$23
Accumulated benefit obligation	20	22
Fair value of plan assets	—	—
Pre-tax amounts recognized in Accumulated other comprehensive income (loss) at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
	(Millions)
Net actuarial gain (loss)	$78	$49	$57	$20
Additionally, as of December 31, 2025 and 2024, Williams has $99 million and $139 million, respectively, of pension and other postretirement plan amounts included in regulatory liabilities associated with its gas pipeline companies (see Note 10 – Regulatory Assets and Liabilities).
Net Periodic Benefit Cost (Credit)
Net periodic benefit cost (credit) for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
	(Millions)
Components of net periodic benefit cost (credit):
Service cost	$22	$25	$23	$1	$1	$1
Interest cost	50	47	46	7	7	7
Expected return on plan assets	(61)	(60)	(57)	(11)	(11)	(10)
Amortization of net actuarial loss (gain)	—	—	5	(9)	(5)	(3)
Net actuarial loss from settlements	1	1	—	—	—	—
Reclassification to regulatory liability	—	—	—	1	—	—
Net periodic benefit cost (credit) (1)	$12	$13	$17	$(11)	$(8)	$(5)
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

Notes (Continued)
Items Recognized in Other Comprehensive Income (Loss)
Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) before taxes for the years ended December 31 consist of the following:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
	(Millions)
Net actuarial gain (loss) arising during the year	$28	$93	$(5)	$8	$3	$3
Amortization of net actuarial loss (gain)	—	—	5	(8)	(2)	(2)
Net actuarial loss from settlements	1	1	—	—	—	—
Total recognized in Other comprehensive income (loss)	$29	$94	$—	$—	$1	$1
Key Assumptions
The weighted-average assumptions utilized to determine benefit obligations and Net periodic benefit cost (credit) as of December 31 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Benefit obligations:
Discount rate	5.32%	5.60%	4.98%	5.47%	5.67%	5.01%
Rate of compensation increase	3.48	3.48	3.52	N/A	N/A	N/A
Cash balance interest crediting rate	4.25	4.00	4.50	N/A	N/A	N/A
Net periodic benefit cost (credit):
Discount rate	5.60%	4.98%	5.16%	5.67%	5.01%	5.20%
Expected long-term rate of return on plan assets	5.35	5.31	5.17	4.20	4.16	4.04
Rate of compensation increase	3.48	3.52	3.58	N/A	N/A	N/A
Cash balance interest crediting rate	4.00	4.50	3.50	N/A	N/A	N/A
Williams uses mortality tables issued by the Society of Actuaries to measure the benefit obligations.
The assumed health care cost trend rate for 2026 is 9.1 percent. This rate decreases to 4.5 percent by 2035.
Plan Assets
The plans’ investment objectives include a framework to manage the volatility of the plans’ funded status and minimize future cash contributions. The plans follow a policy of diversifying the investments across various asset classes, strategies, and investment managers. In order to mitigate risks associated with investing, the investment policy for the pension plans defines target asset allocation percentages and outlines types of investments that are authorized and not authorized under the policy. The December 31, 2025, target asset allocation was 25 percent equity securities and 75 percent fixed income securities, including investments in equity and fixed income commingled investment funds and separate accounts.

Notes (Continued)
The fair values of Williams’ pension and other postretirement benefits plan assets by asset class at December 31 are as follows:

	2025
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$33	$—	$33	$106	$—	$106
Government debt securities	73	18	91	11	3	14
Corporate debt securities	—	297	297	—	45	45
Other	1	11	12	—	1	1
	$107	$326	433	$117	$49	166
Commingled investment funds (3):
Equities			306			47
Fixed income			478			73
Total assets at fair value			$1,217			$286

	2024
	Pension Benefits			Other Postretirement Benefits
	Level 1 (1)	Level 2 (2)	Total	Level 1 (1)	Level 2 (2)	Total
	(Millions)
Cash management funds	$29	$—	$29	$103	$—	$103
Government debt securities	74	19	93	11	3	14
Corporate debt securities	—	295	295	—	43	43
Other	1	4	5	—	—	—
	$104	$318	422	$114	$46	160
Commingled investment funds (3):
Equities			292			43
Fixed income			469			69
Total assets at fair value			$1,183			$272
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
(3)    The commingled investment funds are measured using the net asset value per share practical expedient. Certain standard withdrawal restrictions generally apply, which may include redemption notification periods ranging from 5 days to 15 days.

Notes (Continued)
Plan Benefit Payments and Employer Contributions
Following are the expected benefit payments, which reflect the same assumptions previously discussed and future service as appropriate.

	Pension Benefits	Other Postretirement Benefits
	(Millions)
2026	$100	$11
2027	95	11
2028	92	10
2029	87	10
2030	83	10
2031-2035	393	46
In 2026, Williams expects to contribute approximately $1 million to the pension plans and approximately $3 million to the other postretirement benefit plan.
Note 8 – Investing Activities
Equity-Method Investments

	Ownership Interest at December 31, 2025	December 31,
		2025	2024
		(Millions)
Appalachia Midstream Investments	(1)	$2,737	$2,810
OPPL	50%	376	385
Blue Racer	50%	341	366
Cogentrix	(2)	292	—
Louisiana LNG	10%	253	—
Gulfstream	50%	185	196
Laurel Mountain Midstream, LLC	69%	159	171
Other	Various	175	179
		$4,518	$4,107
___________
(1)Includes equity-method investments in multiple gathering systems in the Marcellus Shale region with an approximate average 66 percent interest.
(2)See the Cogentrix section below for more details.
Louisiana LNG
In October 2025, Williams acquired a 10 percent interest in Louisiana LNG for $276 million. The investment is accounted for under the equity-method and is reported within the Transmission, Power & Gulf segment. Louisiana LNG is developing a fully permitted LNG export facility.
Cogentrix
In March 2025, Williams invested $153 million in Cogentrix, representing an approximate 10 percent indirect interest in 11 natural gas power plants. Williams’ investment is accounted for under the equity-method within the Gas & NGL Marketing Services segment, while the investee is considered an investment company, which requires accounting for its investments at fair value. Williams’ equity earnings from Cogentrix reflect its share of the operating expenses and fair value changes recorded by the investee.

Notes (Continued)
During the fourth quarter of 2025, Williams recorded $153 million of Equity earnings (losses) from Cogentrix, primarily reflecting the favorable impact to fair value of an announced agreement to sell a significant portion of the underlying power plant assets.
Basis differential
The carrying value of Appalachia Midstream Investments exceeds Williams’ portion of the underlying net assets by approximately $1.0 billion at December 31, 2025 and 2024. These differences were assigned at the acquisition date to property, plant, and equipment and customer relationship intangible assets.
Certain other equity-method investments have a carrying value less than Williams’ portion of the underlying equity in the net assets primarily due to other-than-temporary impairments that Williams recognized but were not required to be recognized in the investees’ financial statements. These differences total approximately $509 million and $634 million at December 31, 2025 and 2024, respectively, and were assigned to property, plant, and equipment and customer relationship intangible assets. Differences in the carrying value of Williams’ equity-method investments and its portion of the equity in the underlying net assets are generally amortized over the remaining useful lives of the associated underlying assets and included in Equity earnings (losses).
Purchases of and contributions to equity-method investments
Williams generally funds its portion of significant expansion or development projects of these investees through additional capital contributions. These transactions increased the carrying value of Williams’ investments and included:

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Louisiana LNG	$313	$—	$—
Cogentrix	153	—	—
Appalachia Midstream Investments	38	74	59
Discovery (Note 3)	—	37	40
Aux Sable Liquid Products LP	—	1	38
Other	7	2	4
	$511	$114	$141
Dividends and distributions
The organizational documents of entities in which Williams has an equity-method investment generally require distribution of available cash to members on at least a quarterly basis. These transactions reduced the carrying value of its investments and included:

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Appalachia Midstream Investments	$394	$407	$405
Blue Racer	118	95	62
OPPL	101	90	56
Gulfstream	97	103	98
Laurel Mountain Midstream, LLC	34	29	42
Discovery (Note 3)	—	22	49
RMM (Note 3)	—	—	49
Other	56	43	35
	$800	$789	$796

Notes (Continued)
Summarized Financial Position and Results of Operations of All Equity-Method Investments

	December 31,
	2025	2024
	(Millions)
Financial Position:
Current assets	$829	$564
Noncurrent assets	14,525	9,439
Current liabilities	(880)	(1,146)
Noncurrent liabilities	(3,147)	(2,383)

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Results of Operations (1):
Gross revenue	$2,930	$2,880	$3,714
Operating income	1,515	1,190	966
Net income	1,296	987	748
___________
(1)Certain equity‑method investments were acquired, sold, or consolidated in the periods presented. The summarized results of operations includes the full‑year results of the investees, while Equity earnings (losses) reflect only the period subsequent to acquisition or prior to the consolidation or disposition.
Other investing income (loss) – net
The following table presents certain items reflected in Other investing income (loss) – net:

	Year Ended December 31,
	2025	2024	2023
		(Millions)
Gain on sale of Aux Sable investments	$—	$149	$—
Gain on remeasurement of Discovery investment (Note 3)	—	127	—
Interest income	40	67	79
Gain on remeasurement of RMM investment (Note 3)	—	—	30
Other	2	—	(1)
	$42	$343	$108
Sale of Aux Sable Interest
On August 1, 2024, Williams completed the sale of its equity-method investments in Aux Sable Liquid Products Inc., Aux Sable Liquid Products LP, and Aux Sable Midstream LLC (collectively, “Aux Sable”) in Williams’ Northeast G&P segment for total consideration of $161 million. As a result of this sale, Williams recorded a gain of $149 million in the third quarter of 2024. The gain is reflected in Other investing income (loss) – net.

Notes (Continued)
Note 9 – Property, Plant, and Equipment
The following tables present Property, plant, and equipment – net for the years ended:
Williams

	Estimated Useful Life (1) (Years)	Depreciation Rates (1) (%)	December 31,
			2025	2024
			(Millions)
Nonregulated:
Natural gas gathering and processing facilities	5 - 40		$24,782	$23,134
Construction in progress	Not applicable		2,947	1,543
Oil and gas properties	Units of production		1,552	1,685
Other	0 - 45		5,177	4,798
Regulated:
Natural gas transmission facilities		2.23 - 10.20	23,886	22,763
Construction in progress	Not applicable	Not applicable	657	542
Other	5 - 45	0.00 - 33.33	3,009	2,930
Total property, plant, and equipment, at cost			62,010	57,395
Accumulated depreciation and amortization			(20,014)	(18,703)
Property, plant, and equipment — net			$41,996	$38,692
Depreciation expense for Property, plant, and equipment – net was $2.0 billion, $1.8 billion, and $1.7 billion in 2025, 2024, and 2023, respectively.
Interest capitalized was $62 million, $68 million, and $54 million in 2025, 2024, and 2023, respectively.
Regulated Property, plant, and equipment – net includes approximately $319 million and $354 million at December 31, 2025 and 2024, respectively, related to the purchase price allocation of $1.5 billion to property, plant and equipment and adjustments to deferred taxes in excess of original cost from Williams’ purchase of Transco in 1995. This amount is being amortized over 40 years using the straight-line amortization method. Current FERC policy does not permit recovery through rates for amounts in excess of original cost of construction.
Transco

	Depreciation Rates (1) (%)	December 31,
		2025	2024
		(Millions)
Onshore transmission facilities	2.29 - 6.67	$18,093	$17,242
Offshore transmission facilities	2.23	633	659
Storage facilities	2.27 - 2.31	1,010	948
Gathering facilities	0.00 - 0.94	105	136
Construction in progress	Not applicable	526	420
Other	1.58 - 20.00	645	639
Total property, plant, and equipment, at cost		21,012	20,044
Accumulated depreciation and amortization		(6,404)	(5,941)
Property, plant, and equipment — net		$14,608	$14,103

Notes (Continued)
NWP

	Depreciation Rates (1) (%)	December 31,
		2025	2024
		(Millions)
Transmission facilities	2.70 - 10.20	$3,987	$3,821
Storage facilities	1.60 - 2.76	165	160
Construction in progress	Not applicable	111	66
Other	0.00 - 33.33	171	171
Total property, plant, and equipment, at cost		4,434	4,218
Accumulated depreciation and amortization		(2,164)	(2,089)
Property, plant, and equipment — net		$2,270	$2,129
__________
(1)    Estimated useful life and depreciation rates are presented as of December 31, 2025. Depreciation rates and estimated useful lives for regulated assets are prescribed by the FERC.
Asset Retirement Obligations
Williams’ accrued obligations primarily relate to offshore platforms and pipelines, upstream oil and gas properties, gas transmission pipelines and facilities, underground storage caverns, gas processing, fractionation, and compression facilities, and gas gathering well connections and pipelines. At the end of the useful life of each respective asset, Williams is legally obligated to dismantle offshore platforms and appropriately abandon offshore pipelines, to remove certain components of gas transmission facilities from the ground, to restore land and remove surface equipment at gas processing, fractionation, and compression facilities, to cap certain gathering pipelines at the wellhead connection and remove any related surface equipment, to plug storage caverns and remove any related surface equipment, and to plug producing wells and remove any related surface equipment.
The following tables present the significant changes to AROs, of which $2.49 billion and $2.55 billion are included in Regulatory liabilities, deferred income, and other with the remaining current portion in Other current liabilities at December 31, 2025 and 2024, respectively.
Williams

	Year Ended December 31,
	2025	2024
	(Millions)
Balance at beginning of year	$2,639	$2,084
Liabilities incurred, including acquisitions	23	474
Liabilities settled	(110)	(68)
Liabilities reclassified as held for sale	(41)	—
Accretion	133	118
Revisions	(57)	31
Balance at end of year	$2,587	$2,639

Notes (Continued)
Transco

	Year Ended December 31,
	2025	2024
	(Millions)
Balance at beginning of year	$615	$619
Liabilities incurred	9	—
Liabilities settled	(44)	(32)
Accretion	29	29
Revisions	5	(1)
Balance at end of year	$614	$615

The funds Transco collects through a portion of its rates to fund its AROs are deposited into an external trust account dedicated to funding its AROs (ARO Trust). (See Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk.)
NWP

	Year Ended December 31,
	2025	2024
	(Millions)
Balance at beginning of year	$144	$136
Accretion	8	8
Balance at end of year	$152	$144
NWP’s gross regulatory asset balances associated with ARO as of December 31, 2025 and 2024 were $132 million and $124 million, respectively. NWP’s regulatory asset is expected to be fully recovered through the negative salvage component of depreciation included in NWP’s rates; as such, the negative salvage component of accumulated depreciation collected through rates and reflected as a regulatory liability has been netted with the ARO regulatory asset to result in a regulatory liability of $35 million and $30 million at December 31, 2025 and 2024, respectively (see Note 10 – Regulatory Assets and Liabilities).
Note 10 – Regulatory Assets and Liabilities
The components of regulatory assets and liabilities include the effects of deferred taxes on equity funds used during construction, AROs, shipper imbalance activity, fuel and power cost differentials, depreciation, negative salvage, pension and other postretirement benefits, trackers, and rate allowances for deferred income taxes at historically higher federal and state income tax rates.

Notes (Continued)
Williams

	December 31,
	2025	2024
	(Millions)
Current assets reported within Other current assets and deferred charges	$130	$84
Noncurrent assets reported within Regulatory assets, deferred charges, and other	568	582
Total regulatory assets	$698	$666

Current liabilities reported within Other current liabilities	$117	$85
Noncurrent liabilities reported within Regulatory liabilities, deferred income, and other	1,202	1,300
Total regulatory liabilities	$1,319	$1,385

Notes (Continued)
Transco

	December 31,
	2025	2024
	(Millions)
Current regulatory assets:
Fuel recovery	$70	$47
ARO	51	16
Deferred cash out	—	6
ARO - Eminence	5	5
Total current regulatory assets	126	74
Long-term regulatory assets:
ARO	195	243
Grossed-up deferred taxes on equity AFUDC	28	29
ARO - Eminence	10	15
Slug catcher	6	6
Other	29	27
Total long-term regulatory assets	268	320
Total regulatory assets	$394	$394

Current regulatory liabilities:
Electric power cost	$59	$26
Deferred taxes - liability	18	31
Postretirement benefits other than pension	5	—
Pension	5	—
Deferred cash out	5	—
Other	1	1
Total current regulatory liabilities	93	58
Long-term regulatory liabilities:
Negative salvage	592	632
Deferred taxes - liability	246	252
Postretirement benefits other than pension	22	31
Pension	22	30
Sentinel meter station depreciation	7	7
Other	25	24
Total long-term regulatory liabilities	914	976
Total regulatory liabilities	$1,007	$1,034
The significant regulatory assets and liabilities include:
Fuel recovery: This amount represents the value of the cumulative volumetric difference between the gas retained from customers and the gas consumed in operations. These amounts are not included in the rate base, but they are expected to be recovered in subsequent annual fuel tracker filings.
ARO: This regulatory asset balance includes the uncollected ARO depreciation expense and accretion expense and amounts are not included in rate base. The regulatory asset is being recovered through rates, and is being

Notes (Continued)
amortized to expense consistent with the amounts collected in rates (see AROs in Note 9 – Property, Plant, and Equipment).
ARO- Eminence: This regulatory asset balance is associated with the Eminence Storage Field retirement costs. The regulatory asset is being recovered through rates and is being amortized to expense consistent with the amounts collected in rates.
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
Slug catcher: This amount represents certain costs associated with the replacement of a component of a slug catcher which was included in the Docket No. RP24-1035 rate case settlement. A regulatory asset has been established to recognize the recovery of Transco’s investment in the slug catcher as it is collected through Transco’s depreciation rates and is being amortized at the prescribed depreciation rate for onshore transmission facilities.
Electric power cost: This amount represents the value of the difference between the electric power costs recovered from our customers and the electric power costs incurred in operations. These amounts are not included in the rate base, but they are expected to be recovered in subsequent annual electric power tracker filings.
Deferred taxes - liability: This amount represents the excess deferred income taxes (EDIT) created by the reduction in the federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (TCJA), along with the impact of the weighted marginal state income tax rate. A regulatory liability has been recorded for these excess deferred taxes. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP24-1035 rate case settlement.
Postretirement benefits other than pension: Transco previously recovered the actuarially determined cost of postretirement benefits through rates that were set through periodic general rate filings. Any differences between the annual actuarially determined cost and the amounts recovered in rates were recorded as regulatory assets or liabilities to be collected or refunded through future rate adjustments. Effective with Transco’s Docket No. RP24-1035 rate case settlement, Transco will not recover any postretirement benefit costs incurred after February 28, 2025, and will no longer record a regulatory asset or liability. The postretirement benefits regulatory liability balance as of February 28, 2025, is currently being amortized over a six-year period (see Note 7 – Employee Benefit Plans).
Pension: Williams previously made annual cash contributions to the pension plans, based on actuarial estimates. Transco previously recovered the actuarially determined pension cash contributions through rates that were set through periodic general rate filings. Effective with Transco’s Docket No. RP24‑1035 rate case settlement, Transco will no longer recover pension cash contributions through rates or record related pension regulatory liabilities. The pension regulatory liability balance as of February 28, 2025, is currently being amortized over a six-year period (see Note 7 – Employee Benefit Plans).
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

Notes (Continued)
depreciation represents the difference between the FERC granted depreciation rate for such facilities in the last rate case as compared to the depreciation rates in the Sentinel order which are based on the contractual terms in the surcharge agreements. The incremental depreciation will be recorded through the end of the contractual term and then will be amortized.
NWP

	December 31,
	2025	2024
	(Millions)
Current regulatory assets:
Fuel recovery	$—	$4
Levelized depreciation	3	2
Total current regulatory assets	3	6
Long-term regulatory assets:
Levelized depreciation	5	7
Grossed-up deferred taxes on equity AFUDC	3	4
Washington State Carbon and Greenhouse Gas Tax	72	38
Total long-term regulatory assets	80	49
Total regulatory assets	$83	$55

Current regulatory liabilities:
Deferred taxes - liability	$20	$20
Fuel recovery	—	—
Total current regulatory liabilities	20	20
Long-term regulatory liabilities:
Deferred taxes - liability	146	160
Postretirement benefits other than pension	44	43
Negative salvage - net	35	30
Total long-term regulatory liabilities	225	233
Total regulatory liabilities	$245	$253
The significant regulatory assets and liabilities include:
Fuel recovery: This amount represents the value of the cumulative volumetric difference between the gas retained from customers and the gas consumed in operations. These amounts are not included in the rate base, but they are expected to be recovered in subsequent annual fuel tracker filings.
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
Grossed-up deferred taxes on equity AFUDC: This regulatory asset balance is established to offset the deferred tax for the equity component of the allowance for funds used during the construction of long-lived assets. Taxes on

Notes (Continued)
capitalized funds used during construction and the offsetting deferred income taxes are included in the rate base and are recovered over the depreciable lives of the long-lived assets to which they relate.
Washington State Carbon and Greenhouse Tax: This amount represents the cost of emission allowances and the associated accumulated interest as a result of the passage of the state of Washington Climate Commitment Act that took effect January 1, 2023. NWP’s Settlement allows it to recover the costs of purchasing allowances under the program in NWP’s next rate case.
Deferred taxes - liability: This amount represents the EDIT created by the reduction in the federal corporate income tax rate under TCJA, the decrease in the weighted marginal state income tax rate, and a state income tax adjustment associated with changes in ownership. The timing of the refund of the regulatory liability to rate payers is stated in the Docket No. RP22-1155 rate case settlement. Additionally, as of December 31, 2025, Northwest has $6 million of rate based deferred taxes established as a result of a decrease to the effective state income tax rate. This item will be subject to future discussions and negotiation with our customers in our next rate case.
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
Note 11 – Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill, included in Intangible assets – net in Williams’ Consolidated Balance Sheet, by reportable segment for the years indicated are as follows:

	Transmission, Power & Gulf	West	Total
	(Millions)
December 31, 2023	$400	$63	$463
Cureton Acquisition (Note 3)	—	5	5
RMM Acquisition (Note 3)	—	(2)	(2)
December 31, 2024	400	66	466
December 31, 2025	$400	$66	$466
Goodwill is not subject to amortization, but is evaluated at least annually for impairment or more frequently if impairment indicators are present. Williams did not identify or recognize any impairments to goodwill in connection with the evaluation of goodwill for impairment during the year ended December 31, 2025.

Notes (Continued)
Other Intangible Assets
The gross carrying amount and accumulated amortization of other intangible assets, included in Intangible assets – net in Williams’ Consolidated Balance Sheet, at December 31 are as follows:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Millions)
Customer relationships	$10,113	$(3,832)	$10,239	$(3,523)
Transportation and storage capacity contracts	267	(254)	267	(244)
Other	6	(3)	6	(2)
Other intangible assets	$10,386	$(4,089)	$10,512	$(3,769)
Customer Relationships
Customer relationships primarily relate to gas gathering, processing, and fractionation contractual customer relationships recognized in acquisitions. Contractual customer relationships are being amortized on a straight-line basis over the term for which the contractual customer relationships are expected to contribute to cash flows.
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
The amortization expense related to customer relationships was $372 million, $368 million, and $360 million in 2025, 2024, and 2023, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is $364 million, $360 million, $360 million, $360 million, and $359 million.
Transportation and Storage Capacity Contracts
Certain transportation and storage capacity contracts were recognized as intangible assets as part of the acquisition of Sequent in 2021. The amortization expense related to transportation and storage capacity contracts was $10 million, $21 million, and $51 million in 2025, 2024, and 2023, respectively. The estimated amortization expense for each of the next five succeeding fiscal years is $7 million, $4 million, $2 million, $0 million, and $0 million.

Notes (Continued)
Note 12 – Other Current Liabilities
Williams

	December 31,
	2025	2024
	(Millions)
Interest on debt	$342	$350
Employee costs	283	285
Reserve for rate refunds (Note 18)	179	—
Contract liabilities (Note 5)	165	170
Regulatory liabilities (Note 10)	117	85
Asset retirement obligations (Note 9)	103	91
Operating lease liabilities (Note 14)	32	26
Other, including accrued loss contingencies	418	353
	$1,639	$1,360

Transco

	December 31,
	2025	2024
	(Millions)
Customer deposits	$68	$45
Taxes, other than income taxes	28	27
Contract liabilities	11	10
Other	36	23
	$143	$105

NWP

	December 31,
	2025	2024
	(Millions)
Taxes, other than income taxes	$9	$8
Interest on debt	6	6
Transportation and gas exchange payables	5	10
Other	12	10
	$32	$34

Notes (Continued)
Note 13 – Debt and Banking Arrangements
Long-Term Debt by Issuing Entity

	December 31,
	2025	2024
	(Millions)
Transco:
7.080% Debentures due 2026	$8	$8
7.250% Debentures due 2026	200	200
7.850% Notes due 2026	—	1,000
4.000% Notes due 2028	400	400
3.250% Notes due 2030	700	700
5.100% Notes due 2036	1,000	—
5.400% Notes due 2041	375	375
4.450% Notes due 2042	400	400
4.600% Notes due 2048	600	600
3.950% Notes due 2050	500	500
5.750% Notes due 2056	700	—
Other financing obligation — Atlantic Sunrise	734	764
Other financing obligation — Leidy South	74	75
Other financing obligation — Dalton	247	247
Unamortized debt issuance costs	(35)	(23)
Net unamortized debt premium (discount)	(15)	(11)
Total debt — Transco	$5,888	$5,235
MountainWest:
3.530% Notes due 2028 (Note 3)	$100	$100
3.910% Notes due 2038 (Note 3)	150	150
4.875% Notes due 2041 (Note 3)	180	180
Net unamortized debt premium (discount)	(54)	(58)
Total debt — MountainWest	$376	$372
NWP:
7.125% Debentures due 2025	$—	$85
4.000% Notes due 2027	500	500
Term loan due 2028 (see NWP Credit Agreement)	250	—
Unamortized debt issuance costs	(1)	(1)
Net unamortized debt premium (discount)	(1)	(2)
Total debt — NWP	$748	$582
Williams:
3.900% Notes due 2025	$—	$750
4.000% Notes due 2025	—	750
5.400% Notes due 2026	1,100	1,100
7.700% Notes due 2027	2	2
3.750% Notes due 2027	1,450	1,450
5.300% Notes due 2028	900	900
4.900% Notes due 2029	1,100	1,100
4.800% Notes due 2029	450	450
4.625% Notes due 2030	750	—
3.500% Notes due 2030	1,000	1,000

Notes (Continued)

	December 31,
	2025	2024
	(Millions)
2.600% Notes due 2031	$1,500	$1,500
7.500% Debentures due 2031	339	339
7.750% Notes due 2031	252	252
8.750% Notes due 2032	445	445
4.650% Notes due 2032	1,000	1,000
5.650% Notes due 2033	750	750
5.150% Notes due 2034	1,300	1,300
5.300% Notes due 2035	750	—
5.600% Notes due 2035	1,000	—
6.300% Notes due 2040	1,250	1,250
5.800% Notes due 2043	400	400
5.400% Notes due 2044	500	500
5.750% Notes due 2044	650	650
4.900% Notes due 2045	500	500
5.100% Notes due 2045	1,000	1,000
4.850% Notes due 2048	800	800
3.500% Notes due 2051	650	650
5.300% Notes due 2052	750	750
5.800% Notes due 2054	750	750
6.000% Notes due 2055	500	—
Unamortized debt issuance costs	(142)	(130)
Net unamortized debt premium (discount)	(47)	(41)
Total debt — Williams	$21,649	$20,167
Gulf Coast Storage deferred consideration obligation (Note 3)	—	100
Total debt	$28,661	$26,456
Long-term debt due within one year — Williams	(1,099)	(1,600)
Long-term debt due within one year — Transco	(246)	(35)
Long-term debt due within one year — NWP	—	(85)
Long-term debt	$27,316	$24,736
Certain of Williams’ debt agreements contain covenants that restrict or limit, among other things, its ability to create liens supporting indebtedness, sell assets, and incur additional debt. Default of these agreements could also restrict Williams’ ability to make certain distributions or repurchase equity.

Notes (Continued)
The following table presents aggregate minimum maturities of long-term debt and other financing obligations, excluding net unamortized debt premium (discount) and debt issuance costs, for each of the next five years:

December 31, 2025
(Millions)
Williams:
2026	$1,345
2027	1,994
2028	1,696
2029	1,600
2030	2,504

Transco:
2026	$246
2027	42
2028	446
2029	50
2030	754

NWP:
2027	$500
2028	250

Notes (Continued)
Issuances
Senior unsecured debt issuances for the past three years and subsequent to the balance sheet date are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
Williams Public Issuances:
January 8, 2026 (1)	March 15, 2033	$500	5.650%
January 8, 2026	March 15, 2036	1,250	5.150%
January 8, 2026	March 15, 2056	1,000	5.950%
June 30, 2025	June 30, 2030	750	4.625%
June 30, 2025	September 30, 2035	750	5.300%
January 9, 2025	March 15, 2035	1,000	5.600%
January 9, 2025	March 15, 2055	500	6.000%
August 13, 2024	November 15, 2029	450	4.800%
August 13, 2024 (2)	March 15, 2034	300	5.150%
August 13, 2024	November 15, 2054	750	5.800%
January 5, 2024	March 15, 2029	1,100	4.900%
January 5, 2024	March 15, 2034	1,000	5.150%
August 10, 2023 (3)	March 2, 2026	350	5.400%
August 10, 2023	August 15, 2028	900	5.300%
March 2, 2023	March 2, 2026	750	5.400%
March 2, 2023	March 15, 2033	750	5.650%
Transco Private Placements:
November 20, 2025 (4)	March 15, 2036	$1,000	5.100%
November 20, 2025 (4)	March 15, 2056	700	5.750%
________________
(1)    Additional issuance of the 5.65 percent senior notes due 2033 issued on March 2, 2023, and trade interchangeably with such notes.
(2)    Additional issuance of the 5.15 percent senior notes due 2034 issued on January 5, 2024, and trade interchangeably with such notes.
(3)    Additional issuance of the 5.40 percent senior notes due 2026 issued on March 2, 2023, and trade interchangeably with such notes.
(4)    As part of the private debt placement, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Under the terms of the agreement, Transco is obligated to file and consummate a registration statement for an offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 365 days from closing and to use commercially reasonable efforts to complete the exchange offer.

Notes (Continued)
Retirements
Senior unsecured public debt retirements for the past three years are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
Williams:
September 15, 2025	September 15, 2025	$750	4.000%
January 15, 2025	January 15, 2025	750	3.900%
June 4, 2024	June 4, 2024	1,250	4.550%
March 4, 2024	March 4, 2024	1,000	4.300%
November 15, 2023	November 15, 2023	600	4.500%
Transco:
December 5, 2025	February 1, 2026	$1,000	7.850%
NWP:
December 1, 2025	December 1, 2025	$85	7.125%

Other financing obligations
During the construction of the Atlantic Sunrise, Leidy South, and Dalton projects, Transco received funding from co-owners for their proportionate share of construction costs. Amounts received were recorded within noncurrent liabilities and the costs associated with construction were capitalized. Upon placing these projects into service Transco began utilizing the co-owners’ undivided interest in the assets, including the associated pipeline capacity, and reclassified the funding previously received from its co-owners from noncurrent liabilities to debt. The obligations, which mature in 2038, 2041, and 2052, respectively, require monthly interest and principal payments and bear interest rates of approximately 9 percent, 13 percent, and 9 percent, respectively.
Credit Facility

	December 31, 2025
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		15
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.

Revolving credit facility
Williams, along with Transco and NWP, is party to an amended and restated revolving credit agreement (Williams Credit Agreement) with the lenders named therein and the administrative agent that provides for aggregate commitments of up to $3.75 billion, with the ability to increase such commitments by up to an additional $500 million under certain circumstances. The credit facility currently matures on October 8, 2028, following a one‑year extension exercised in the second quarter of 2025, and permits an additional one‑year maturity extension, subject to specified conditions. Borrowings under the credit facility bear interest based on either an alternative base rate or Term Secured Overnight Financing Rate, in each case plus an applicable margin. The facility also permits swing line loans of up to $200 million and letters of credit commitments of up to $500 million. Transco and NWP are each able to borrow up to $500 million under the facility, subject to availability.

Notes (Continued)
The Williams Credit Agreement contains the following terms and conditions:
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
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest: a fluctuating base rate equal to an alternative base rate as defined in the Williams Credit Agreement plus an applicable margin or a periodic fixed rate equal to the Term Secured Overnight Financing Rate plus an applicable margin. Williams is required to pay a commitment fee based on the unused portion of the credit facility. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings.
Significant financial covenants under the Williams Credit Agreement require Williams’ ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), each as defined in the Williams Credit Agreement, to be no greater than 5.0 to 1.0, except that for any fiscal quarter in which the funding of the purchase price for an acquisition (whether effectuated as one or a series of related transactions) with an aggregate purchase price of $25 million or more has been effected, and the following two fiscal quarters (in each case subject to certain limitations), the ratio of debt to EBITDA is to be no greater than 5.5 to 1.
The ratio of debt to capitalization (defined as net worth plus debt), each as defined in the Williams Credit Agreement, must be no greater than 65 percent for each of Transco and NWP.
Williams expects to be in compliance with these covenants for the December 31, 2025, reporting period.
Commercial Paper Program
Williams has a $3.5 billion commercial paper program. The maturities of the commercial paper notes vary but may not exceed 397 days from the date of issuance. The commercial paper notes are sold under customary terms in the commercial paper market and are issued at a discount from par, or, alternatively, are sold at par and bear varying interest rates on a fixed or floating basis. The net proceeds of issuances of the commercial paper notes are expected to be used to fund planned capital expenditures and for other general corporate purposes. At December 31, 2025, $700 million of commercial paper was outstanding at a weighted-average interest rate of 3.85 percent.
NWP Credit Agreement
In December 2025, NWP, the lenders named therein, and an administrative agent entered into a credit agreement (NWP Credit Agreement). The NWP Credit Agreement was effective on December 1, 2025, and NWP borrowed $250 million under a three-year term loan used to refinance its 7.125 percent debentures due December 1, 2025, and for working capital, acquisitions, capital expenditures and other general corporate or limited liability company purposes.
The NWP Credit Agreement contains the following terms and conditions:
•Various covenants may limit, among other things, NWP’s ability to grant certain liens supporting indebtedness, merge or consolidate, sell all or substantially all of its assets in certain circumstances, make certain distributions during an event of default, and ability to enter into certain restrictive agreements.

Notes (Continued)
•If an event of default the lenders will be able to accelerate the maturity of the loans under the NWP credit facility and exercise other rights and remedies.
•Interest on borrowings under the NWP Credit Agreement is variable.
•NWP is required to maintain a ratio of debt to capitalization (defined as net worth plus debt) of no greater than 65 percent. This ratio will be tested at the end of each fiscal quarter.
Restrictive Debt Covenants
At December 31, 2025, none of Transco’s nor NWP’s debt instruments restrict the amount of distributions to Williams, provided, however, that under the Williams Credit Agreement described above, Transco or NWP are restricted from making distributions to Williams during an event of default if Transco or NWP have directly incurred indebtedness under the credit facility. The debt agreements of Transco and NWP contain restrictions on their ability to incur secured debt beyond certain levels and to guarantee certain indebtedness. Transco and NWP expect to be in compliance with these covenants, for the December 31, 2025 reporting period.
Cash Payments for Interest by Registrant (Net of Amounts Capitalized)

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Williams	$1,404	$1,293	$1,152
Transco	336	302	307
NWP	24	24	26

Notes (Continued)
Note 14 – Leases
Williams, Transco, and NWP are lessees through noncancellable lease agreements for property and equipment consisting primarily of buildings, land, vehicles, and equipment used in both its operations and administrative functions.
Williams

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Lease Cost:
Operating lease cost	$39	$39	$38
Variable lease cost	33	31	31
Sublease income	—	—	(1)
Total lease cost	$72	$70	$68
Cash paid for operating lease liabilities	$40	$37	$37

	December 31,
	2025	2024
	(Dollars in Millions)
Other Information:
Right-of-use assets (included in Regulatory assets, deferred charges, and other)	$170	$154
Operating lease liabilities:
Current (included in Other current liabilities)	$32	$26
Noncurrent (included in Regulatory liabilities, deferred income, and other)	$151	$142
Weighted-average remaining lease term – operating leases (years)	10	11
Weighted-average discount rate – operating leases	4.99%	4.90%
At December 31, 2025, the following table represents operating lease maturities, including renewal provisions Williams has assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2026	$40
2027	36
2028	28
2029	25
2030	21
Thereafter	87
Total future lease payments	237
Less: Amount representing interest	54
Total obligations under operating leases	$183
Williams is the lessor to certain lease agreements for office space in its headquarters building, which are insignificant to its financial statements.

Notes (Continued)
Transco

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Lease Cost:
Operating lease cost	$11	$9	$9
Variable lease cost	7	7	7
Total lease cost	$18	$16	$16
Cash paid for operating lease liabilities	$12	$9	$10

		December 31,
		2025	2024
		(Dollars in Millions)
Other Information:
Right-of-use assets (included in Deferred charges and other in Transco’s Balance Sheet)		$64	$48
Operating lease liabilities:
Current (included in Other current liabilities in Transco’s Balance Sheet)		$9	$6
Noncurrent (included in Deferred income and other in Transco’s Balance Sheet)		$63	$51
Weighted-average remaining lease term – operating leases (years)		12	13
Weighted-average discount rate – operating leases		4.84%	4.77%
As of December 31, 2025, the following table represents operating lease maturities, including renewal provisions that Transco has assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2026	$12
2027	13
2028	12
2029	13
2030	12
Thereafter	36
Total future lease payments	98
Less: Amount representing interest	26
Total obligations under operating leases	$72

Notes (Continued)
NWP

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Lease Cost:
Operating lease cost	$1	$3	$1
Variable lease cost	—	1	1
Total lease cost	$1	$4	$2
Cash paid for operating lease liabilities	$1	$2	$1

		December 31,
		2025	2024
		(Dollars in Millions)
Other Information:
Right-of-use assets (included in Deferred charges and other in NWP’s Balance Sheet)		$4	$5
Operating lease liabilities:
Current (included in Other current liabilities in NWP’s Balance Sheet)		$—	$1
Noncurrent (included in Deferred income and other in NWP’s Balance Sheet)		$4	$5
Weighted-average remaining lease term – operating leases (years)		18	19
Weighted-average discount rate – operating leases		4.66%	4.90%
As of December 31, 2025, the following table represents operating lease maturities, including renewal provisions that NWP has assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Millions)
2026	$—
2027	1
2028	—
2029	1
2030	—
Thereafter	4
Total future lease payments	6
Less: Amount representing interest	2
Total obligations under operating leases	$4
Note 15 – Equity-Based Compensation
Williams’ Plan Information
The Williams Companies, Inc. 2007 Incentive Plan (the Plan) provides common-stock-based awards to both employees and nonmanagement directors. To date, 50 million new shares have been authorized for making awards under the Plan. The Plan permits the granting of various types of awards including, but not limited to, restricted stock units and stock options. At December 31, 2025, 13 million shares of common stock were reserved for issuance pursuant to existing and future stock awards, of which 7 million shares were available for future grants. At December 31, 2025, Williams had 0.3 million stock options that were both outstanding and exercisable.

Notes (Continued)
Additionally, approximately 0.5 million shares were available for purchase at December 31, 2025 under Williams’ Employee Stock Purchase Plan.
Williams recognizes compensation expense on employee stock-based awards on a straight-line basis; forfeitures are recognized when they occur. Operating and maintenance expenses and General and administrative expenses include equity-based compensation expense in 2025, 2024, and 2023 of $93 million, $99 million, and $77 million, respectively. Income tax benefit recognized related to the stock-based compensation expense in 2025, 2024, and 2023 was $22 million, $24 million, and $19 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2025, was $78 million, all of which related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.8 years.
Nonvested Restricted Stock Units
At December 31, 2025 and 2024, Williams had restricted stock units outstanding, including performance-based shares, of 5.1 million shares and 6.4 million shares, respectively. Restricted stock units generally vest after three years. Performance-based grants may vest at a range from zero percent to 200 percent of the original shares granted based on performance against a target. At December 31, 2025, there were 1.6 million performance-based shares outstanding.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at December 31, 2025:
Measured on a recurring basis:
ARO Trust - Transco	$356	$356	$356	$—	$—
Commodity derivative assets (1)	336	722	431	158	133
Commodity derivative liabilities (1)	(340)	(915)	(497)	(270)	(148)
Additional disclosures:
Guarantees	(35)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(21,649)	(21,556)	—	(21,556)	—
Transco	(5,888)	(5,941)	—	(5,941)	—
NWP	(748)	(747)	—	(747)	—
MountainWest	(376)	(385)	—	(385)	—
Total debt	(28,661)	(28,629)	—	(28,629)	—

Assets (liabilities) at December 31, 2024:
Measured on a recurring basis:
ARO Trust - Transco	$297	$297	$297	$—	$—
Commodity derivative assets (1)	344	726	427	188	111
Commodity derivative liabilities (1)	(400)	(1,070)	(532)	(475)	(63)
Additional disclosures:
Guarantees	(36)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(20,167)	(19,517)	—	(19,517)	—
Transco	(5,235)	(5,276)	—	(5,276)	—
NWP	(582)	(573)	—	(573)	—
MountainWest	(372)	(364)	—	(364)	—
Gulf Coast Storage deferred consideration (Note 3)	(100)	(100)	—	(100)	—
Total debt	(26,456)	(25,830)	—	(25,830)	—

(1)The carrying amount is presented net of counterparty offsetting arrangements and collateral (see Note 17 – Commodity Derivatives).

Notes (Continued)
Fair Value Methods
The following methods and assumptions are used in estimating the fair value of financial instruments:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
ARO Trust
Transco is entitled to collect rates in the amounts necessary to fund its future AROs and deposits a portion of the collected rates into an external ARO Trust. The ARO Trust invests in a moderate risk portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in Williams’ Consolidated Balance Sheet and in Deferred charges and other in the Transco Balance Sheet. The Money market fund held in the ARO Trust is considered an investment. Both realized and unrealized gains and losses are ultimately recorded to the ARO regulatory asset.
Effective March 1, 2026, the annual funding obligation is approximately $51 million. See Note 18 – Contingencies and Commitments for additional information.
Investments within the ARO Trust were as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money market fund	$34	$34	$27	$27
U.S. equity funds	53	169	53	146
International equity fund	32	51	32	40
Municipal bond fund	104	102	88	84
Total	$223	$356	$200	$297
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

	Year Ended December 31,
	2025	2024
	(Millions)
Balance at beginning of period	$48	$53
Gains (losses) included in Williams’ Consolidated Statement of Income	50	(5)
Purchases, issuances, and settlements	(31)	(1)
Transfers into Level 3	(78)	1
Transfers out of Level 3	(4)	—
Balance at end of period	$(15)	$48
The derivatives classified within Level 3, including those transferred in during 2025, primarily reflect long-term energy commodity contracts valued based on pricing inputs that include internally-developed estimates for prices beyond observable periods, which are considered significant unobservable inputs to the valuation.
Additional Fair Value Disclosures
Guarantees
Guarantees primarily consist of a guarantee Williams has provided in the event of nonpayment by a previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is approximately $21 million at December 31, 2025. The exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring fair value measurements
In December 2025, Williams’ management approved a plan to sell certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025. As a result, the fair value of the disposal group was measured using the expected sales price under a contract with a third party which resulted in an impairment of $176 million, which included Intangible assets – net, within the West segment and is included in Impairment or write-off of certain assets within Operating income (loss). These inputs resulted in a fair value measurement of $48 million within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net were determined using a market approach, which incorporated indications of interest from third parties.
In September 2025, Williams’ management decided to abandon certain compression assets in the DJ Basin resulting in a $25 million write-off of Property, plant, and equipment – net within the West segment. This write-off represents a Level 3 measurement within the fair value hierarchy, reflecting significant unobservable inputs, and is included in Impairment or write-off of certain assets within Operating income (loss).
Concentration of Credit Risk
Accounts receivable
The following table summarizes Williams’ concentration of receivables, net of allowances:

	December 31,
	2025	2024
	(Millions)
Natural gas, NGLs, and related products and services	$575	$594
Regulated interstate natural gas transportation and storage	404	339
Marketing of natural gas and NGLs	535	516
Upstream activities	18	45
Accounts receivable related to revenues from contracts with customers	1,532	1,494
Receivables from derivatives	444	294
Other accounts receivable	108	75
Trade accounts and other receivables - net	$2,084	$1,863
Williams’ customers include producers, distribution companies, industrial users, gas marketers, and pipelines primarily located in the continental United States. As a general policy, collateral is not required for receivables with the exception of the marketing receivables discussed below. Customers’ financial condition and credit worthiness are evaluated regularly; and, based upon this evaluation, Williams may obtain collateral to support receivables.
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

Notes (Continued)
Revenues
Customers representing 10 percent or more of Transco’s and NWP’s revenues include:

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Transco:
Dominion Energy, Inc (1)	$216	$217	$287

NWP:
Puget Sound Energy, Inc.	$139	$136	$126
Northwest Natural Gas Company	49	47	47
Cascade Natural Gas Corporation	48	46	47
_______________
(1)    The 2025 and 2024 amounts are less than 10 percent of Transco’s revenue.
Note 17 – Commodity Derivatives
Williams is exposed to commodity price risk and utilizes derivatives to manage a portion of that risk. Williams reports the fair value of commodity derivatives in Derivative assets; Regulatory assets, deferred charges, and other; Derivative liabilities; or Regulatory liabilities, deferred income, and other. The asset and liability derivative positions are netted by counterparty as permitted under the terms of the master netting arrangements and are also presented net of cash held on deposit in margin accounts that Williams has received or remitted to collateralize certain derivative positions. See Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk for additional fair value information. In Williams’ Consolidated Statement of Cash Flows, any cash impacts of settled commodity derivatives are recorded as operating activities.
Williams experiences significant earnings volatility from the fair value accounting required for the derivatives used to hedge a portion of the economic value of the underlying transportation and storage capacity portfolios as well as upstream-related production. However, the unrealized fair value measurement gains and losses on the derivatives are generally offset by valuation changes in the economic value of the underlying production or transportation and storage capacity contracts, which are not recognized until the underlying transaction occurs.
Volumes
At December 31, 2025, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	1,110,264,783
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(10,941,340)
Basis Risk	Natural Gas	MMBtu	502,600,784
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(456,000)
Basis Risk	Natural Gas Liquids	Barrels	50,000

Notes (Continued)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	December 31, 2025		December 31, 2024
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$494	$(535)	$508	$(635)
Noncurrent	228	(380)	218	(435)
Total commodity derivatives	722	(915)	726	(1,070)
Counterparty and collateral netting offset	(386)	575	(382)	670
Amounts recognized in Williams’ Consolidated Balance Sheet	$336	$(340)	$344	$(400)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Year Ended December 31,
	2025	2024	2023
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(28)	$111	$253
Unrealized	148	(361)	703
	$120	$(250)	$956

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(3)	$(8)	$(4)
Unrealized	2	(6)	(43)
	$(1)	$(14)	$(47)
Total net gain (loss) from commodity derivatives	$119	$(264)	$909
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At December 31, 2025, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $30 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At December 31, 2025 and 2024, net cash collateral held on deposit in broker margin accounts was $189 million and $288 million, respectively.

Notes (Continued)
Note 18 – Contingencies and Commitments
Royalty Matters
Certain customers, including Expand Energy Corporation (formerly Chesapeake Energy Corporation or Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. Williams has also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that Williams improperly participated with Chesapeake in causing the alleged royalty underpayments. Williams believes that the claims asserted are subject to indemnity obligations owed to Williams by Chesapeake, which obligations survived Chesapeake’s bankruptcy proceedings. Prior to its bankruptcy, Chesapeake reached a settlement to resolve substantially all Pennsylvania royalty cases pending. During the pendency of the bankruptcy, that settlement was renegotiated. The settlement applied to both Chesapeake and Williams and did not require any contribution from Williams. On August 23, 2021, after referral to the United States District Court for the Southern District of Texas by the bankruptcy court, the court approved the settlement. Two objectors filed an appeal with the United States Court of Appeals for the Fifth Circuit. On June 8, 2023, the Court of Appeals vacated the settlement approval and remanded to the United States District Court for the Southern District of Texas with instructions to dismiss the settlement proceedings for lack of jurisdiction. On August 31, 2023, the bankruptcy court entered an order finding the settlement agreements to be null and void. Certain plaintiffs filed a notice of dismissal of their claims against Chesapeake that arose prior to February 8, 2021, in the United States District Court for the Middle District of Pennsylvania lawsuits. The notice stated that plaintiffs are not releasing their claims against the other defendants, including Williams, or claims against Chesapeake that arose after February 9, 2021. Chesapeake has been dismissed from the lawsuits. Williams continues to believe the claims against Williams are subject to indemnity obligations owed to Williams by Chesapeake.
Rate Matters
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and has accrued a related liability for rate refunds. Transco filed with the FERC in October 2025 for approval of the settlement. On December 30, 2025, the FERC approved the settlement which will become effective March 1, 2026.
Construction Litigation
In February 2025, Transco received an adverse judgment related to litigation in the United States Bankruptcy Court for the District of Delaware involving a contractor that performed construction services for Transco’s Atlantic Sunrise project, which was completed in 2018. The total award to a contractor, estimated at $110 million, included amounts for unpaid invoices, interest, and attorney fees. During the fourth quarter of 2025, Transco reached an agreement in principle with the contractor to settle all aspects of the case. Transco has accrued a related liability, capitalizing the amount of the settlement in principle. Transco expects to recover approximately 29 percent of the settlement amount paid from the co-owner of the project.
Environmental Matters
The U.S. Environmental Protection Agency (EPA), other federal agencies, and various state regulatory agencies routinely propose and promulgate new rules, issue updated guidance to rules, or revise existing rules. These rulemakings include, but are not limited to, reviews and updates to the National Ambient Air Quality Standards, and promulgation of rules for new and existing source performance standards for certain equipment emitting volatile organic compounds and methane as well as limitations on emissions of greenhouse gas compounds. Regulatory

Notes (Continued)
changes are continuously monitored including how they may impact operations. Implementation of new or revised regulations may result in impacts to operations and increase the cost of additions to Property, plant, and equipment – net for both new and existing facilities in affected areas; however, due to regulatory uncertainty on final rule content or guidance and applicability timeframes, the cost of these regulatory impacts is not known at this time.
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. At December 31, 2025, Williams has accrued liabilities totaling $42 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At December 31, 2025, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls (PCBs), mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party (PRP) at various Superfund waste sites. At December 31, 2025, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expects to recover approximately $3 million through rates.
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At December 31, 2025, Williams has accrued liabilities totaling $9 million for these costs.
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At December 31, 2025, Williams has accrued environmental liabilities of $22 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as PCBs and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of its sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at its Eminence storage facility. At December 31, 2025, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.

Notes (Continued)
Transco has been identified as a PRP at various Superfund and state waste disposal sites. Based on present volumetric estimates and other factors, its estimated aggregate exposure for remediation of these sites is less than $1 million. The estimated remediation costs for all of these sites are included in the environmental liabilities discussed above. Liability under the Comprehensive Environmental Response, Compensation and Liability Act and applicable state law can be joint and several with other PRPs. Although volumetric allocation is a factor in assessing liability, it is not necessarily determinative; thus, the ultimate liability could be substantially greater than the amounts described above.
Transco considers prudently incurred environmental assessment and remediation costs and the costs associated with compliance with environmental standards to be recoverable through rates. Historically, with limited exceptions, it has been permitted recovery of environmental costs, and it is Transco’s intent to continue seeking recovery of such costs through future rate filings.
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of December 31, 2025, two meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of December 31, 2025, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at December 31, 2025 for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
Environmental expenditures are expensed or capitalized depending on their future economic benefit and potential for rate recovery. NWP believes that, with respect to any expenditures required to meet applicable standards and regulations, the FERC would grant the requisite rate relief so that substantially all of such expenditures would be permitted to be recovered through rates.
Washington State Climate Commitment Act
In 2021, the state of Washington passed its Climate Commitment Act establishing a market-based cap-and-invest program to reduce carbon emissions. This program took effect on January 1, 2023, and sets a limit, or cap, on overall carbon emissions in the state and requires businesses like NWP to obtain allowances equal to its annual covered carbon emissions. The state’s cap will be reduced over time to meet the state’s carbon emissions reduction targets, which means fewer carbon emissions allowances will be available to purchase each year. These allowances can be purchased through quarterly auctions hosted by the state or bought and sold on a secondary market. In 2023, NWP began purchasing allowances for the carbon emissions from nine of its thirteen compressor stations within the state whose annual carbon emissions have exceeded 25,000 metric tons of carbon dioxide equivalent at least once since 2015. Additionally, NWP has program obligations as a natural gas supplier and began purchasing allowances for NWP’s delivery of natural gas to certain of its customers and certain of its facilities in the state whose annual carbon emissions are insufficient to require its direct participation in the program. NWP’s latest rate case settlement allows it to recover the costs of purchasing allowances under the program in its next rate case.
At December 31, 2025 and 2024, totals of $72 million and $38 million, respectively, were included in Regulatory assets and were comprised of the cost of the purchased allowances held, the estimated difference

Notes (Continued)
between the allowances held and the allowances required, and the interest income component of the regulatory asset. At December 31, 2025 and December 31, 2024, $6 million and $3 million, respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $4 million for the year ended December 31, 2025, and $2 million for the year ended December 31, 2024, were reflected in Other income (expense) – net.
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
At December 31, 2025, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment for Williams, Transco, and NWP are approximately $4.3 billion, $414 million, and $57 million, respectively at December 31, 2025. A significant portion of the Williams commitment relates to acquisition of long-lead time equipment for the data center power innovation projects, which are backed by reimbursement from the customer if the equipment order is cancelled.
Commitments for Gas & NGL Marketing Services pipeline transportation capacity and storage capacity are approximately $974 million at December 31, 2025, a majority of which is expected to be paid over the next five years. Actual payments for Gas & NGL Marketing Services were approximately $301 million in 2025, $293 million in 2024, and $244 million in 2023 for pipeline transportation capacity and storage capacity.
Williams has also entered a long-term LNG purchase obligation at market-based prices for approximately 10 percent of the volumes produced by Louisiana LNG, expected to begin in 2029. It is expected that the purchased LNG can be sold at market-based prices.

Notes (Continued)
Note 19 – Segment Disclosures
Williams
Williams’ reportable segments are Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies.)
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
	(Millions)
2025
Segment revenues:
Service revenues
External	$4,731	$1,980	$1,621	$—	$8,332
Internal	95	15	230	—	340
Total service revenues	4,826	1,995	1,851	—	8,672
Total service revenues – commodity consideration	104	2	86	—	192
Product sales
External	156	49	142	2,776	3,123
Internal	356	122	764	(670)	572
Total product sales	512	171	906	2,106	3,695
Net gain (loss) from commodity derivatives
Realized	1	—	4	(69)	(64)
Unrealized	—	—	—	138	138
Total net gain (loss) from commodity derivatives (2)	1	—	4	69	74
Total revenues of reportable segments	$5,443	$2,168	$2,847	$2,175	$12,633
Reconciliation of revenues:
Revenues from upstream operations, corporate, and other business activities					632
Net unrealized gain (loss) from commodity derivatives for upstream operations					10
Eliminations					(1,325)
Total consolidated revenues					$11,950
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(549)	(149)	(876)	(1,811)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	2
Operating and administrative expenses (3)	(1,142)	(449)	(605)	(93)
Recoverable power, transportation, and storage costs (4)	(247)	(172)	(62)	—
Other segment income (expenses) - net (5)	68	(10)	4	2
Impairment or write-off of certain assets (6)	—	—	(212)	—
Proportional Modified EBITDA of equity-method investments	147	640	142	36
Total Modified EBITDA of reportable segments	$3,720	$2,028	$1,238	$311	$7,297
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					376
Depreciation, depletion, and amortization expenses					(2,347)
Equity earnings (losses)					760
Other investing income (loss) - net					42
Interest expense					(1,442)
Accretion expense associated with AROs for nonregulated operations					(96)
Proportional Modified EBITDA of equity-method investments					(965)
Income (loss) before income taxes					$3,625

Equity-method investments by reportable segment	$512	$3,236	$460	$292	$4,500
Other equity-method investments					18
Total equity-method investments					$4,518

Segment assets	$26,515	$12,533	$12,398	$317	$51,763
Total current assets					3,244
Regulatory assets, deferred charges, and other					2,011
Assets of upstream operations, corporate, and other business activities					1,555
Total assets					$58,573

Additions to long-lived segment assets	$3,845	$209	$1,067	$1	$5,122
Additions to long-lived assets of upstream operations, corporate, and other business activities					302
Total additions to long-lived assets					$5,424

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
2024
Segment revenues:
Service revenues
External	$4,157	$1,900	$1,558	$—	$7,615
Internal	89	13	160	—	262
Total service revenues	4,246	1,913	1,718	—	7,877
Total service revenues – commodity consideration	54	2	78	—	134
Product sales
External	144	24	178	2,500	2,846
Internal	184	86	691	(448)	513
Total product sales	328	110	869	2,052	3,359
Net gain (loss) from commodity derivatives
Realized	—	—	4	72	76
Unrealized	—	—	—	(335)	(335)
Total net gain (loss) from commodity derivatives (2)	—	—	4	(263)	(259)
Total revenues of reportable segments	$4,628	$2,025	$2,669	$1,789	$11,111
Reconciliation of revenues:
Revenues from upstream operations, corporate, and other business activities					470
Net unrealized gain (loss) from commodity derivatives for upstream operations					(26)
Eliminations					(1,052)
Total consolidated revenues					$10,503
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(329)	(88)	(844)	(1,799)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(6)
Operating and administrative expenses (3)	(1,104)	(441)	(591)	(108)
Recoverable power, transportation, and storage costs (4)	(250)	(143)	(49)	—
Other segment income (expenses) - net (5)	155	3	(5)	—
Proportional Modified EBITDA of equity-method investments	173	602	132	—
Total Modified EBITDA of reportable segments	$3,273	$1,958	$1,312	$(124)	$6,419
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					237
Depreciation, depletion, and amortization expenses					(2,219)
Equity earnings (losses)					560
Other investing income (loss) - net					343
Interest expense					(1,364)
Accretion expense associated with AROs for nonregulated operations					(81)
Proportional Modified EBITDA of equity-method investments					(909)
Income (loss) before income taxes					$2,986

Equity-method investments by reportable segment	$272	$3,346	$476	$—	$4,094
Other equity-method investments					13
Total equity-method investments					$4,107

Segment assets	$23,149	$12,918	$12,144	$46	$48,257
Total current assets					2,661
Regulatory assets, deferred charges, and other					1,830
Assets of upstream operations, corporate, and other business activities					1,784
Total assets					$54,532

Additions to long-lived segment assets	$4,399	$210	$529	$2	$5,140
Additions to long-lived assets of upstream operations, corporate, and other business activities					458
Total additions to long-lived assets					$5,598

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
2023
Segment revenues:
Service revenues
External	$3,766	$1,868	$1,376	$1	$7,011
Internal	92	28	126	—	246
Total service revenues	3,858	1,896	1,502	1	7,257
Total service revenues – commodity consideration	38	5	103	—	146
Product sales
External	146	34	80	2,382	2,642
Internal	106	98	361	(322)	243
Total product sales	252	132	441	2,060	2,885
Net gain (loss) from commodity derivatives
Realized	2	—	89	115	206
Unrealized	—	—	—	702	702
Total net gain (loss) from commodity derivatives (2)	2	—	89	817	908
Total revenues of reportable segments	$4,150	$2,033	$2,135	$2,878	$11,196
Reconciliation of revenues:
Revenues from upstream operations, corporate, and other business activities					505
Net unrealized gain (loss) from commodity derivatives for upstream operations					1
Eliminations					(795)
Total consolidated revenues					$10,907
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(259)	(125)	(517)	(1,786)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(43)
Operating and administrative expenses (3)	(1,034)	(424)	(502)	(98)
Recoverable power, transportation, and storage costs (4)	(241)	(132)	(37)	—
Other segment income (expenses) - net (5)	118	(10)	7	(1)
Impairment or write-off of certain assets	—	—	(10)	—
Gain on sale of business (7)	129	—	—	—
Proportional Modified EBITDA of equity-method investments	205	574	162	—
Total Modified EBITDA of reportable segments	$3,068	$1,916	$1,238	$950	$7,172
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					307
Unallocated Net gain from Energy Transfer litigation judgment (8)					534
Depreciation, depletion, and amortization expenses					(2,071)
Equity earnings (losses)					589
Other investing income (loss) - net					108
Interest expense					(1,236)
Accretion expense associated with AROs for nonregulated operations					(59)
Proportional Modified EBITDA of equity-method investments					(939)
Income (loss) before income taxes					$4,405

Equity-method investments by reportable segment	$652	$3,477	$477	$—	$4,606
Other equity-method investments					8
Total equity-method investments					$4,614

Segment assets	$19,705	$13,319	$12,188	$77	$45,289
Total current assets					4,513
Regulatory assets, deferred charges, and other					1,573
Assets of upstream operations, corporate, and other business activities					1,252
Total assets					$52,627

Additions to long-lived segment assets	$2,501	$340	$1,186	$7	$4,034
Additions to long-lived assets of upstream operations, corporate, and other business activities					279
Total additions to long-lived assets					$4,313
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
(6)    Impairment or write-off of certain assets primarily includes a $25 million write-off of certain compression assets within the West segment in September 2025 and a $176 million impairment of certain gas gathering assets within the West segment in December 2025 (Note 16 – Fair Value Measurements, Guarantees, and Concentration of Credit Risk).
(7)    Gain on sale of business reflects a gain recognized on the sale of certain liquids pipelines in the Gulf Coast region in September 2023 (Note 3 – Acquisitions and Divestitures).
(8)    Net gain from Energy Transfer litigation judgment resulted from a favorable ruling in November 2023 (Note 1 – Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies).
Transco
Transco manages and evaluates its business as a single reportable segment. Transco’s CODM is the Senior Vice President, Transmission, Power & Gulf. Transco’s CODM determines resource allocation, measures and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
Significant expenses within net income include Operating and maintenance expenses and General and administrative expenses, which are each separately presented on Transco’s Statement of Net Income. Other segment items within net income include natural gas product costs; depreciation and amortization expenses; taxes, other than income taxes; interest expense; interest income; other income (expense) – net; and AFUDC.
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
Significant expenses within net income include Operating and maintenance expenses and General and administrative expenses, which are each separately presented on NWP’s Statement of Net Income. Other segment items within net income include depreciation and amortization expenses; taxes, other than income taxes; interest expense; other income (expense) – net; and AFUDC.
NWP’s segment assets include Property, plant, and equipment – net as presented on the Balance Sheet.

Notes (Continued)
Note 20 – Subsequent Event
Quarterly Dividends to Common Stockholders
On January 27, 2026, Williams’ board of directors approved a regular quarterly dividend to common stockholders of $0.525 per share payable on March 30, 2026.

The Williams Companies, Inc.
Schedule II — Valuation and Qualifying Accounts

		Additions
	Beginning Balance	Charged (Credited) To Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2025
Deferred tax asset valuation allowance (1)	$91	$(8)	$—	$—	$83
2024
Deferred tax asset valuation allowance (1)	183	(92)	—	—	91
2023
Deferred tax asset valuation allowance (1)	200	(17)	—	—	183
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
Williams purchased Rimrock as part of the Rimrock Asset Purchase on January 31, 2025. Rimrock’s total revenues constituted approximately 2 percent of total revenues as shown in Williams’ consolidated financial statements for the year ended December 31, 2025. Rimrock’s total assets constituted approximately 1 percent of total assets as shown in Williams’ consolidated financial statements at December 31, 2025. Williams has excluded Rimrock’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of Williams’ disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
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
Under the supervision and with the participation of Williams’ management, including the Principal Executive Officer and Principal Financial Officer, Williams assessed the effectiveness of the internal control over financial reporting at December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment, which excluded Rimrock’s internal control over financial reporting as previously discussed, it was concluded that, at December 31, 2025, Williams’ internal control over financial reporting was effective.
Ernst & Young LLP, Williams’ independent registered public accounting firm, has audited the internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
The Williams Companies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited The Williams Companies, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Williams Companies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a group of natural gas gathering and processing assets purchased from Rimrock Energy Partners, LLC (Rimrock), which is included in the 2025 consolidated financial statements of the Company and constituted approximately one percent of total assets as of December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Rimrock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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
February 24, 2026

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.
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
Under the supervision and with the participation of Transco’s management, including the Principal Executive Officer and Principal Financial Officer, Transco assessed the effectiveness of internal control over financial reporting at December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment, it was concluded that, at December 31, 2025, Transco’s internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting.
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
Under the supervision and with the participation of NWP’s management, including the Principal Executive Officer and Principal Financial Officer, NWP assessed the effectiveness of the internal control over financial reporting at December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on the assessment, it was concluded that, at December 31, 2025, NWP’s internal control over financial reporting was effective.
Item 9B. Other Information
Departure of Director
On February 20, 2026, Stacey Doré notified Williams that she has elected not to stand for re-election and will depart Williams’ Board of Directors when her term expires on April 28, 2026. Ms. Doré is a member of the Audit Committee and Governance and Sustainability Committee. Following Ms. Doré’s departure, the size of Williams’ Board of Directors will be reduced to eleven directors.
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, no director or officer of Williams adopted or terminated a “Rule 10b5-1 trading arrangement,” and no director or officer of Williams adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Since Transco and NWP meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10‑K, the information required by Items 10, 11, 12, and 13, is omitted for Transco and NWP.
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding Williams’ directors and nominees for director required by Item 401 of Regulation S‑K will be presented under the heading “Election of Directors” in Williams’ definitive proxy statement prepared for the solicitation of proxies in connection with its Annual Meeting of Stockholders to be held April 28, 2026, which shall be filed no later than March 19, 2026 (“Proxy Statement”), which information is incorporated by reference herein.
Information regarding Williams’ executive officers required by Item 401 of Regulation S-K is presented at the end of Part I herein and captioned “Information About Williams’ Executive Officers,” as permitted by General Instruction G(3) and the Instruction to Item 401 of Regulation S-K.

Information required by paragraphs (c), (d)(4) and (d)(5) of Item 407 of Regulation S-K will be included under the heading “Questions and Answers About the Annual Meeting and Voting” and “Corporate Governance” in the Proxy Statement, which information is incorporated by reference herein.

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
Item 11. Executive Compensation
The information required by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K regarding executive compensation will be presented under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables and Other Information,” “Director Compensation For Fiscal Year 2025,” “Compensation and Management Development Committee Report,” and “Compensation and Management Development Committee Interlocks and Insider Participation” in the Proxy Statement, which information is incorporated by reference herein. Notwithstanding the foregoing, the information provided under the heading “Compensation and Management Development Committee Report” in the Proxy Statement is furnished and shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, is not subject to the liabilities of that section and is not deemed incorporated by reference in any filing under the Securities Act.
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
Transco

	Year Ended December 31,
	2025	2024
Audit fees	$1	$1
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1	$1

NWP

	Year Ended December 31,
	2025	2024
Audit fees	$1	$1
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1	$1

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
Twelfth Supplemental Indenture, dated as of June 30, 2025, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on June 30, 2025, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.21	—
Thirteenth Supplemental Indenture, dated as of January 8, 2026, between The Williams Companies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on January 8, 2026, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on From 8-K (File No. 001-04174) and incorporated herein by reference.

4.22	—
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

4.25	—
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

4.28	—
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

4.31	—
Tenth Supplemental Indenture, dated as of March 5, 2018, between Williams Partners L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 5, 2018, as Exhibit 4.1 to Williams Partners L.P.’s current report on Form 8-K (File No. 001-34831) and incorporated herein by reference).

4.32	—
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

4.34	—
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
Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on July 16, 2012, as Exhibit 4.1 to Transcontinental Gas Pipe Line Company, LLC’s current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

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
Indenture, dated as of November 20, 2025, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 20, 2025, as Exhibit 4.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

4.40	—
Indenture, dated August 17, 1998, between Questar Pipeline Company and Wells Fargo Bank, N.A., as successor trustee (filed on August 17, 1998, as Exhibit 4.01 to the Questar Pipeline Company’s Registration Statement on Form S-3 (File No. 333-61621) and incorporated herein by reference.

4.41	—
Officer’s Certificate (including the form of Questar Pipeline Company’s 4.875% Senior Notes due 2041) (filed on December 6, 2011, as Exhibit 4.1 to the Questar Pipeline Company’s current report on Form 8-K (File No. 001-14147) and incorporated herein by reference).

4.42	—
Dominion Energy Questar Pipeline Note Purchase Agreement (filed on February 21, 2024, as Exhibit 4.39 to The Williams Companies, Inc.’s annual report on Form 10-K (File No. 001-04174) and incorporated herein by reference).

4.43	—	Description of Securities.

10.1§	—
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

10.10	—
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

10.12§	—
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

10.15§	—
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

10.17§	—
Form of Two-Year Ratable Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 3, 2023, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

Exhibit No.		Description

10.18§	—
Form of Three-Year Ratable Restricted Stock Unit Agreement among The Williams Companies, Inc. and certain employees and officers (filed on May 3, 2023, as Exhibit 10.2 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.19§	—
Form of 2024 Performance-Based Restricted Stock Unit Award between The Williams Companies, Inc. and certain employees and officers (filed on May 6, 2024, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.20§	—
Form A of Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later (filed on May 5, 2025, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.21§	—
Form B of Performance-Based Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later (filed on May 5, 2025, as Exhibit 10.2 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.22§	—
Form of Restricted Stock Unit Award Agreement between The Williams Companies, Inc. and certain employees and officer for awards granted as of February 2025 or later (filed on May 5, 2025, as Exhibit 10.3 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.23§	—
Form of Two-Year Ratable Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for awards granted as of February 2025 or later (filed on May 5, 2025, as Exhibit 10.4 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.24§	—
Form of Three-Year Ratable Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain employees and officers for award granted as of February 2025 or later (filed on May 5, 2025, as Exhibit 10.5 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-04174) and incorporated herein by reference.

10.25§	—
Retention Agreement dated July 14, 2025, between Williams WPC-I, LLC, and Robert Wingo (filed on November 3, 2025, as Exhibit 10.1 to The Williams Companies, Inc.’s quarterly report on Form 10-Q (File No. 001-004174) and incorporated herein by reference.

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

Exhibit No.		Description

10.30	—
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
Credit Agreement dated as of December 1, 2025, among Northwest Pipeline LLC, as borrower, the lenders named therein, and PNC Bank, National Association, as Administrative Agent (filed on December 1, 2025, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

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
Certificate of Conversion dated December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011, as Exhibit 2.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.5	—
Certificate of Formation executed as of December 22, 2008 and effective December 31, 2008 (filed on February 24, 2011, as Exhibit 3.1 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

3.6	—
Amended and Restated Operating Agreement of Transcontinental Gas Pipe Line Company, LLC dated February 17, 2010 (filed on October 28, 2010, as Exhibit 3.2 to our quarterly report on Form 10-Q (File No. 001-07584) and incorporated herein by reference).

4.44	—
Senior Indenture dated July 15, 1996, between Transcontinental Gas Pipe Line Corporation and Citibank, N.A., as Trustee (filed on April 2, 1996, as Exhibit 4.1 to our registration statement Form S-3 (File No. 333-02155) and incorporated herein by reference).

4.45	—
Indenture, dated as of August 12, 2011, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on August 12, 2011, as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.46	—
Indenture, dated as of July 13, 2012, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on July 16, 2012, as Exhibit 4.1 to our current report Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.47	—
Indenture, dated as of March 15, 2018, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on March 15, 2018, as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

4.48	—
Indenture, dated as of May 8, 2020, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on May 8, 2020, as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

Exhibit No.		Description

4.49	—
Indenture, dated as of November 20, 2025, between Transcontinental Gas Pipe Line Company, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on November 20, 2025, as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07584) and incorporated herein by reference).

10.33	—
Administrative Services Agreement, dated as of February 17, 2010, by and between Transco Pipeline Services LLC and Transcontinental Gas Pipe Line Company, LLC (filed on February 22, 2010, as Exhibit 10.3 to Williams Partners L.P.’s, Form 8-K (File No. 001-32599) and incorporated herein by reference).

10.34	—
Assignment Agreement dated February 13, 2013 by and between Transco Pipeline Services LLC and Williams WPC-I, LLC, effective January 1, 2013 (filed on February 27, 2013, as Exhibit 10.2 to our annual report on Form 10-K (File No. 001-07584) and incorporated herein by reference).

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

23.2*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.3*	—
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
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.		Description

2.1	—	Certificate of Conversion of Northwest Pipeline GP (filed on July 3, 2013, as Exhibit 2.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.7	—	Certificate of Formation of Northwest Pipeline LLC (filed on July 3, 2013, as Exhibit 2.2 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

3.8	—	Operating Agreement of Northwest Pipeline LLC (filed on July 3, 2013, as Exhibit 3.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

4.50	—
Indenture, dated as of April 3, 2017, between Northwest Pipeline LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed on April 3, 2017, as Exhibit 4.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

10.36	—
Administrative Services Agreement, dated January 24, 2008, between Northwest Pipeline GP and Northwest Pipeline Services LLC (filed on January 30, 2008, as Exhibit 10.1 to our current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

10.37	—
Assignment Agreement dated February 13, 2013, by and between Northwest Pipeline Services LLC and Williams WPC-I, LLC, effective January 1, 2013 (filed on February 3, 2015, as Exhibit 10(b) to our annual report on Form 10-K (File No. 001-07414) and incorporated herein by reference).

10.38	—
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
Credit Agreement dated as of December 1, 2025, among Northwest Pipeline LLC, as borrower, the lenders named therein, and PNC Bank, National Association, as Administrative Agent (filed on December 1, 2025, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-07414) and incorporated herein by reference).

23.3*	—	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

Exhibit No.		Description

31.5*	—
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
Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHAD J. ZAMARIN	President, Chief Executive Officer and Director	February 24, 2026
Chad J. Zamarin	(Principal Executive Officer)

/s/ JOHN D. PORTER	Executive Vice President and Chief Financial Officer	February 24, 2026
John D. Porter	(Principal Financial Officer)

/s/ MARY A. HAUSMAN	Vice President, Chief Accounting Officer and Controller	February 24, 2026
Mary A. Hausman	(Principal Accounting Officer)

/s/ ALAN S. ARMSTRONG	Executive Chairman of the Board	February 24, 2026
Alan S. Armstrong

/s/ STEPHEN W. BERGSTROM	Lead Independent Director	February 24, 2026
Stephen W. Bergstrom

/s/ MICHAEL A. CREEL	Director	February 24, 2026
Michael A. Creel

/s/ STACEY H. DORÉ	Director	February 24, 2026
Stacey H. Doré

/s/ CARRI A. LOCKHART	Director	February 24, 2026
Carri A. Lockhart

/s/ RICHARD E. MUNCRIEF	Director	February 24, 2026
Richard E. Muncrief

/s/ PETER A. RAGAUSS	Director	February 24, 2026
Peter A. Ragauss

Signature	Title	Date

/s/ ROSE M. ROBESON	Director	February 24, 2026
Rose M. Robeson

/s/ SCOTT D. SHEFFIELD	Director	February 24, 2026
Scott D. Sheffield

/s/ WILLIAM H. SPENCE	Director	February 24, 2026
William H. Spence

/s/ JESSE J. TYSON	Director	February 24, 2026
Jesse J. Tyson

Transcontinental Gas Pipe Line Company, LLC

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC (Registrant)

By:	/s/ BILLEIGH W. MARK
Billeigh W. Mark Controller
Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHAD A. TEPLY	Management Committee Member and Senior Vice President	February 24, 2026
Chad A. Teply	(Principal Executive Officer)

/s/ MARY A. HAUSMAN	Vice President and Chief Accounting Officer	February 24, 2026
Mary A. Hausman	(Principal Financial Officer)

/s/ BILLEIGH W. MARK	Controller	February 24, 2026
Billeigh W. Mark	(Principal Accounting Officer)

Northwest Pipeline LLC

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PIPELINE LLC (Registrant)

By:	/s/ BILLEIGH W. MARK
Billeigh W. Mark Controller
Date: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHAD A. TEPLY	Management Committee Member and Senior Vice President	February 24, 2026
Chad A. Teply	(Principal Executive Officer)

/s/ MARY A. HAUSMAN	Vice President and Chief Accounting Officer	February 24, 2026
Mary A. Hausman	(Principal Financial Officer)

/s/ BILLEIGH W. MARK	Controller	February 24, 2026
Billeigh W. Mark	(Principal Accounting Officer)