Form 10-Q
period 2026-03-31
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2026-05-04
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

The Williams Companies, Inc.	☐
Transcontinental Gas Pipe Line Company, LLC	☐
Northwest Pipeline LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Williams Companies, Inc.	Yes	☐	No	☑
Transcontinental Gas Pipe Line Company, LLC	Yes	☐	No	☑
Northwest Pipeline LLC	Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

April 30, 2026
The Williams Companies, Inc.	1,222,998,265
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
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
Because forward-looking statements involve risks and uncertainties, Williams, Transco, and NWP caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026, as may be supplemented by disclosures in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10‑Q.

DEFINITIONS
The following is a listing of certain abbreviations, acronyms, and other industry terminology that may be used throughout this Form 10-Q.
Measurements:
Barrel or Bbl: One barrel of petroleum products that equals 42 U.S. gallons
Mbbls/d: One thousand barrels per day
Bcf : One billion cubic feet of natural gas
Bcf/d: One billion cubic feet of natural gas per day
MMcf/d: One million cubic feet of natural gas per day
British Thermal Unit (Btu): A unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit
MMBtu: One million British thermal units
Megawatt or MW: A unit of power equal to one million watts of Independent System Operator (ISO) electricity generating capacity, excluding battery energy storage systems
Dekatherms (Dth): A unit of energy equal to one million British thermal units
Mdth/d: One thousand dekatherms per day
MMdth: One million dekatherms or approximately one trillion British thermal units
MMdth/d: One million dekatherms per day
Government and Regulatory:
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
Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions, except per-share amounts)
Revenues:
Service revenues	$2,206	$2,003
Service revenues – commodity consideration	46	49
Product sales	1,137	1,058
Net gain (loss) from commodity derivatives	(359)	(62)
Total revenues	3,030	3,048
Costs and expenses:
Product costs	543	615
Net processing commodity expenses	15	28
Operating and maintenance expenses	565	542
Depreciation, depletion, and amortization expenses	584	585
General and administrative expenses	193	194
Gain on sale of certain assets (Note 3)	(182)	—
Other operating (income) expense – net	(9)	(10)
Total costs and expenses	1,709	1,954
Operating income (loss)	1,321	1,094
Equity earnings (losses)	161	155
Other investing income (loss) – net	24	8
Interest expense	(376)	(349)
Other income (expense) – net	26	14
Income (loss) before income taxes	1,156	922
Less: Provision (benefit) for income taxes	244	193
Net income (loss)	912	729
Less: Net income (loss) attributable to noncontrolling interests	47	38
Net income (loss) attributable to The Williams Companies, Inc.	865	691
Less: Preferred stock dividends	1	1
Net income (loss) available to common stockholders	$864	$690
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.71	$.57
Weighted-average shares (millions)	1,223	1,221
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.70	$.56
Weighted-average shares (millions)	1,226	1,225

Comprehensive income (loss):
Net income (loss)	$912	$729
Other comprehensive income (loss), net of taxes of $1 in 2026 and $— in 2025	(2)	—
Comprehensive income (loss)	910	729
Less: Comprehensive income (loss) attributable to noncontrolling interests	47	38
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$863	$691
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	March 31,	December 31,
	2026	2025
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$950	$63
Trade accounts and other receivables (net of allowance of ($1) at March 31, 2026 and December 31, 2025)	1,676	2,084
Inventories	262	314
Assets held for sale (Note 3)	—	318
Derivative assets	172	209
Other current assets and deferred charges	260	256
Total current assets	3,320	3,244
Investments	4,520	4,559
Property, plant, and equipment	63,613	62,010
Accumulated depreciation, depletion, and amortization	(20,479)	(20,014)
Property, plant, and equipment – net	43,134	41,996
Intangible assets – net	6,670	6,763
Regulatory assets, deferred charges, and other	1,925	2,011
Total assets	$59,569	$58,573

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,271	$2,224
Liabilities held for sale (Note 3)	—	63
Derivative liabilities	174	135
Other current liabilities	1,313	1,639
Commercial paper	—	700
Long-term debt due within one year	248	1,345
Total current liabilities	4,006	6,106
Long-term debt	30,054	27,316
Deferred income tax liabilities	5,405	5,170
Regulatory liabilities, deferred income, and other	4,942	4,986
Contingent liabilities and commitments (Note 10)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at March 31, 2026 and December 31, 2025; 35 thousand shares issued at March 31, 2026 and December 31, 2025)	35	35
Common stock ($1 par value; 1,470 million shares authorized at March 31, 2026 and December 31, 2025; 1,262 million shares issued at March 31, 2026 and 1,261 million shares issued at December 31, 2025)	1,262	1,261
Capital in excess of par value	24,767	24,801
Retained deficit	(12,017)	(12,237)
Accumulated other comprehensive income (loss)	125	127
Treasury stock, at cost (39 million shares at March 31, 2026 and December 31, 2025 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	12,992	12,807
Noncontrolling interests in consolidated subsidiaries	2,170	2,188
Total equity	15,162	14,995
Total liabilities and equity	$59,569	$58,573
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2025	$35	$1,261	$24,801	$(12,237)	$127	$(1,180)	$12,807	$2,188	$14,995
Net income (loss)	—	—	—	865	—	—	865	47	912
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)	—	(2)
Cash dividends – common stock ($0.525 per share)	—	—	—	(642)	—	—	(642)	—	(642)
Stock-based compensation and related common stock issuances, net of tax	—	1	(34)	—	—	—	(33)	—	(33)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(67)	(67)
Other	—	—	—	(3)	—	—	(3)	2	(1)
Net increase (decrease) in equity	—	1	(34)	220	(2)	—	185	(18)	167
Balance at March 31, 2026	$35	$1,262	$24,767	$(12,017)	$125	$(1,180)	$12,992	$2,170	$15,162

Balance at December 31, 2024	$35	$1,258	$24,643	$(12,396)	$76	$(1,180)	$12,436	$2,404	$14,840
Net income (loss)	—	—	—	691	—	—	691	38	729
Cash dividends – common stock ($0.500 per share)	—	—	—	(610)	—	—	(610)	—	(610)
Stock-based compensation and related common stock issuances, net of tax	—	2	(27)	—	—	—	(25)	—	(25)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Other	—	—	—	(5)	—	—	(5)	—	(5)
Net increase (decrease) in equity	—	2	(27)	76	—	—	51	(26)	25
Balance at March 31, 2025	$35	$1,260	$24,616	$(12,320)	$76	$(1,180)	$12,487	$2,378	$14,865

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$912	$729
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	584	585
Provision (benefit) for deferred income taxes	235	107
Equity (earnings) losses	(161)	(155)
Distributions from equity-method investees	223	158
Gain on sale of certain assets (Note 3)	(182)	—
Net unrealized (gain) loss from commodity derivative instruments	225	32
Inventory write-downs	2	1
Amortization of stock-based awards	22	30
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	425	82
Inventories	50	28
Other current assets and deferred charges	(9)	(40)
Accounts payable	(194)	(29)
Other current liabilities	(317)	(70)
Changes in current and noncurrent commodity derivative assets and liabilities	(138)	4
Other, including changes in noncurrent assets and liabilities	(74)	(29)
Net cash provided (used) by operating activities	1,603	1,433
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(699)	(132)
Proceeds from long-term debt	2,768	1,497
Payments of long-term debt	(1,109)	(853)
Payments for debt issuance costs	(24)	(12)
Proceeds from issuance of common stock	8	5
Common dividends paid	(642)	(610)
Dividends and distributions paid to noncontrolling interests	(67)	(69)
Contributions from noncontrolling interests	—	5
Other – net	(67)	(54)
Net cash provided (used) by financing activities	168	(223)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(1,359)	(1,012)
Dispositions – net (Note 3)	369	—
Proceeds from sale of business (Note 8)	48	—
Purchases of and contributions to equity-method investments	(29)	(163)
Other – net	87	5
Net cash provided (used) by investing activities	(884)	(1,170)
Increase (decrease) in cash and cash equivalents	887	40
Cash and cash equivalents at beginning of year	63	60
Cash and cash equivalents at end of period	$950	$100
_________
(1) Increases to property, plant, and equipment	$(1,593)	$(978)
Changes in related accounts payable and accrued liabilities	234	(34)
Capital expenditures	$(1,359)	$(1,012)
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
Revenues:
Natural gas transportation service revenues	$751	$690
Natural gas storage service revenues	58	55
Natural gas product sales	27	18
Other service revenues	11	7
Total revenues	847	770

Costs and expenses:
Natural gas product costs	27	18
Operating and maintenance expenses	134	124
Depreciation and amortization expenses	144	149
General and administrative expenses	59	57
Taxes, other than income taxes	33	30
Other operating (income) expense – net	4	6
Total costs and expenses	401	384

Operating income (loss)	446	386

Interest expense	(86)	(81)
Interest income	12	8
Allowance for equity and borrowed funds used during construction (AFUDC)	12	9
Other income (expense) – net	—	(1)

Net income (loss)	$384	$321

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	March 31,	December 31,
	2026	2025
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	1,274	954
Trade	279	306
Affiliates	8	7
Other	21	23
Inventories	92	82
Regulatory assets	146	126
Other current assets and deferred charges	30	24
Total current assets	1,850	1,522

Property, plant, and equipment	21,210	21,012
Accumulated depreciation and amortization	(6,517)	(6,404)
Property, plant, and equipment – net	14,693	14,608
Regulatory assets	277	268
Deferred charges and other	402	466
Total assets	$17,222	$16,864

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$437	$225
Affiliates	63	62
Regulatory liabilities	115	93
Accrued interest	41	53
Reserve for rate refunds (Note 10)	—	179
Accrual for litigation settlement (Note 10)	75	75
Other current liabilities	151	143
Asset retirement obligations	55	41
Long-term debt due within one year	246	246
Total current liabilities	1,183	1,117
Long-term debt	5,632	5,642
Regulatory liabilities	911	914
Asset retirement obligations	561	573
Deferred income and other	223	227
Contingent liabilities and commitments (Note 10)

Member’s equity:
Member’s capital	5,363	5,088
Retained earnings	3,349	3,303
Total member’s equity	8,712	8,391
Total liabilities and member’s equity	$17,222	$16,864
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
Member’s Capital:
Balance at beginning of year	$5,088	$5,088
Cash contributions from parent	275	—
Balance at end of period	5,363	5,088
Retained Earnings:
Balance at beginning of year	3,303	3,217
Net income	384	321
Cash distributions to parent	(338)	(246)
Balance at end of period	3,349	3,292
Total Member’s Equity	$8,712	$8,380

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$384	$321
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	144	149
Allowance for equity funds used during construction (equity AFUDC)	(10)	(7)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	(1)	15
Trade and other accounts receivable	29	(17)
Inventories	(10)	(9)
Regulatory assets	(20)	(48)
Other current assets and deferred charges	(6)	2
Trade accounts payable	186	(26)
Affiliate payables	1	(4)
Reserve for rate refunds (Note 10)	(179)	—
Other current liabilities	33	42
Other, including changes in noncurrent assets and liabilities	(23)	(6)
Net cash provided (used) by operating activities	528	412

FINANCING ACTIVITIES:
Proceeds from other financing obligations	—	2
Payments on other financing obligations	(9)	(8)
Cash distributions to parent	(338)	(246)
Cash contributions from parent	275	—
Net cash provided (used) by financing activities	(72)	(252)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(178)	(221)
Contributions and advances for construction costs	6	7
Dispositions - net	(17)	(13)
Advances to affiliate - net	(320)	71
Purchase of asset retirement obligations trust investments	(12)	(10)
Proceeds from sale of asset retirement obligations trust investments	65	6
Net cash provided (used) by investing activities	(456)	(160)

Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________
(1) Increase to property, plant, and equipment, exclusive of equity AFUDC	$(200)	$(170)
Changes in related accounts payable and accrued liabilities	22	(51)
Capital expenditures	$(178)	$(221)

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
Revenues:
Natural gas transportation service revenues	$114	$105
Natural gas storage service revenues	4	4
Other service revenues	2	2
Total revenues	120	111

Costs and expenses:
Operating and maintenance expenses	23	21
Depreciation and amortization expenses	30	29
General and administrative expenses	13	13
Taxes, other than income taxes	4	4
Other operating (income) expense – net	(5)	(6)
Total costs and expenses	65	61

Operating income (loss)	55	50

Interest expense	(8)	(7)
Allowance for equity and borrowed funds used during construction (AFUDC)	2	2
Other income (expense) – net	3	1

Net income (loss)	$52	$46

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	March 31,	December 31,
	2026	2025
	(Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	254	218
Trade	40	41
Other	3	1
Inventories	9	9
Regulatory assets	3	3
Other current assets and deferred charges	5	8
Total current assets	314	280

Property, plant, and equipment	4,476	4,434
Accumulated depreciation and amortization	(2,204)	(2,164)
Property, plant, and equipment – net	2,272	2,270
Regulatory assets	86	80
Deferred charges and other	30	30
Total assets	$2,702	$2,660

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$36	$39
Affiliates	12	12
Regulatory liabilities	20	20
Other current liabilities	40	32
Total current liabilities	108	103
Long-term debt	748	748
Regulatory liabilities	213	225
Asset retirement obligations	154	152
Deferred income and other	6	5
Contingent liabilities and commitments (Note 10)

Member’s Equity:
Member’s capital	1,328	1,305
Retained earnings	145	122
Total member’s equity	1,473	1,427
Total liabilities and member’s equity	$2,702	$2,660
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
Member’s Capital:
Balance at beginning of year	$1,305	$1,074
Cash contributions from parent	25	85
Noncash return of capital	(2)	—
Balance at end of period	1,328	1,159
Retained Earnings:
Balance at beginning of year	122	89
Net income	52	46
Cash distributions to parent	(29)	(24)
Balance at end of period	145	111
Total Member’s Equity	$1,473	$1,270

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$52	$46
Adjustments to reconcile net cash provided (used) by operating activities:
Depreciation and amortization	30	29
Allowance for equity funds used during construction (equity AFUDC)	(2)	(1)
Cash provided (used) by changes in current assets and liabilities:
Trade and other accounts receivable	(1)	2
Other current assets and deferred charges	—	2
Trade accounts payable	(3)	(3)
Affiliate payables	(2)	(2)
Other current liabilities	9	12
Other, including changes in noncurrent assets and liabilities	(9)	(16)
Net cash provided (used) by operating activities	74	69

FINANCING ACTIVITIES:
Cash distributions to parent	(29)	(24)
Cash contributions from parent	25	85
Advances from affiliate - net	—	(26)
Net cash provided (used) by financing activities	(4)	35
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(31)	(43)
Contributions and advances for construction costs	—	3
Dispositions - net	(3)	(2)
Advances to affiliate - net	(36)	(62)
Net cash provided (used) by investing activities	(70)	(104)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(33)	$(33)
Changes in related accounts payable and accrued liabilities	2	(10)
Capital expenditures	$(31)	$(43)
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
Note 1 – Description of Business and Basis of Presentation
Description of Business
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
Transmission, Power & Gulf is comprised of interstate natural gas pipelines and their related natural gas storage facilities, including Transco, NWP, MountainWest Pipelines Holding LLC (MountainWest), and a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream); natural gas gathering and processing (G&P) and crude oil production handling and transportation assets in the Gulf Coast region; and natural gas storage facilities and pipelines providing services in north Texas, Louisiana, and Mississippi. Transmission, Power & Gulf also includes power innovation projects under development that will deliver speed-to-market solutions in power grid-constrained markets.
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

Notes (Continued)
L.L.C. (Cardinal) (a consolidated VIE) which operates in Ohio, a 50 percent equity-method investment in Blue Racer Midstream LLC (Blue Racer), and Appalachia Midstream Investments.
West is comprised of Williams’ gas gathering, processing, and treating operations in the Denver-Julesberg Basin (DJ Basin) and Piceance regions of Colorado, the southwest and Wamsutter regions of Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, and the Haynesville Shale region of east Texas and northwest Louisiana. In the first quarter of 2026, the Anadarko basin gathering assets in the Mid-Continent region were sold (see Note 8 – Fair Value Measurements and Guarantees). This segment also includes Williams’ NGL storage facilities, an undivided 50 percent interest in a NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL).
Gas & NGL Marketing Services is comprised of Williams’ NGL and natural gas marketing and trading operations, which include risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets, as well as an equity-method investment in Cogentrix Co-Investment Fund, LP (Cogentrix) (a nonconsolidated VIE), representing an approximate 10 percent indirect interest in 11 natural gas power plants.
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
Basis of Presentation
The accompanying interim financial statements do not include all the notes in the annual financial statements and, therefore, should be read in conjunction with the financial statements and combined notes thereto for the year ended December 31, 2025, in the Annual Report on Form 10-K. The accompanying unaudited financial statements include all normal recurring adjustments and others that, in the opinion of management, are necessary to present fairly the interim financial statements.
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

Notes (Continued)
expected producer activities, could impact management’s assumptions and ultimately result in impairments of these assets. Such transactions or developments may also indicate that certain Williams’ equity-method investments have experienced other-than-temporary declines in value, which could result in impairment.
Accounting Standards Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose additional information in the notes to financial statements for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales or general and administrative expenses). The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The impact of this standard is currently being evaluated.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of March 31, 2026, Williams consolidated the following VIEs:
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
Driftwood Pipeline
Williams owns an 80 percent interest in Driftwood Pipeline LLC (Driftwood Pipeline), a subsidiary that is a VIE because completion of the Driftwood Pipeline will require additional subordinated financial support from its equity holders in the form of capital contributions. Williams is the primary beneficiary because it has the power to direct the activities that most significantly impact Driftwood Pipeline’s economic performance. Williams, as the operator of Driftwood Pipeline, is responsible for the construction of Line 200 which will supply gas to Louisiana LNG LLC’s (Louisiana LNG) export facility near Lake Charles, Louisiana. The total remaining cost of the project is expected to be funded with capital contributions from Williams and the other equity partner on a proportional basis.

Notes (Continued)
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	March 31,	December 31,
	2026	2025
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$81	$53
Trade accounts and other receivables	154	155
Inventories	7	6
Other current assets and deferred charges	4	5
Property, plant, and equipment – net	4,395	4,412
Intangible assets – net	1,804	1,831
Regulatory assets, deferred charges, and other	23	23
Accounts payable	(38)	(56)
Other current liabilities	(24)	(19)
Regulatory liabilities, deferred income, and other	(77)	(78)
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs due primarily to its limited participating rights as a minority equity holder. Williams’ maximum exposure to loss is limited to the carrying value of these investments (included within Investments in the Consolidated Balance Sheet), which totaled $609 million at March 31, 2026. Included in this total is Williams’ investment in Louisiana LNG and Cogentrix (discussed below).
Louisiana LNG
Williams owns a 10 percent interest in Louisiana LNG, which is a VIE because completion of the LNG facilities will require additional subordinated financial support from its equity holders in the form of capital contributions. At March 31, 2026, the carrying value of our investment in Louisiana LNG was $264 million. Our maximum exposure to loss is limited to the carrying value of our investment. The total remaining cost of the project is expected to be funded with capital contributions from Williams and the other equity partners on a proportional basis.
Cogentrix
The Cogentrix investment represents an approximate 10 percent indirect interest in 11 natural gas power plants. Williams’ investment is accounted for under the equity-method within the Gas & NGL Marketing Services segment, while the investee is considered an investment company, which requires accounting for its investments at fair value. Williams’ equity earnings from Cogentrix reflect its share of the operating expenses and fair value changes recorded by the investee. The current carrying value reflects the favorable impact to fair value of an announced agreement to sell a significant portion of the underlying power plant assets. The Cogentrix investment is a VIE due primarily to our limited participation rights to direct Cogentrix’s activities. At March 31, 2026, the carrying value of our investment in Cogentrix was $292 million. Our maximum exposure to loss is limited to the carrying value of our investment.
Note 3 – Divestitures
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in upstream operations within Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029.

Notes (Continued)
Williams designated these operations as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, as of December 31, 2025. The transaction closed on January 30, 2026, and as a result of the sale Williams recognized a gain of $182 million in the first quarter of 2026 within Other. The gain is reflected in Gain on sale of certain assets, and the proceeds are reflected in Dispositions – net. The results of operations for this disposal group, excluding the gain noted, were not significant for the reporting periods.
Note 4 – Related Party Transactions
Transco and NWP Affiliate Transactions
Cash Management Program
Transco and NWP are participants in Williams’ cash management program, and thus make advances to and receive advances from Williams. Advances to Williams are represented by demand notes and are classified as Trade accounts and other receivables - Advances to affiliate in the Balance Sheet.

	March 31,	December 31,
	2026	2025
	(Millions)
Advances to affiliate
Transco	$1,274	$954
NWP	254	218
Interest expense and income are recognized when earned and the collectability is reasonably assured. The interest rate on intercompany demand notes is based upon the daily overnight investment rate paid on Williams’ excess cash at the end of each month, which was approximately 4 percent at March 31, 2026. Interest income is included in Interest income in the Statement of Net Income for Transco and Other income (expense) – net in the Statement of Net Income for NWP.

	Three Months Ended March 31,
	2026	2025
	(Millions)
Net interest income from advances
Transco	$10	$6
NWP	2	—
Other Affiliate Transactions
Revenues received from affiliates are included in Transco’s Total revenues in the Statement of Net Income. Costs of gas purchased from affiliates are included in Transco’s Natural gas product costs in the Statement of Net Income. All gas purchases are made at market or contracted prices.

	Three Months Ended March 31,
	2026	2025
	(Millions)
Transco affiliate activity
Total revenues	$25	$20
Natural gas product costs	3	2

Notes (Continued)
Services necessary to operate Transco and NWP are provided by Williams and certain affiliates of Williams. Transco and NWP reimburse Williams and its affiliates for all direct and indirect expenses incurred or payments made (including salary, bonus, incentive compensation, and benefits) in connection with these services. Employees of Williams also provide general, administrative, and management services, and Transco and NWP are charged for certain administrative expenses incurred by Williams. These charges are either directly assigned or allocated. Allocated charges are specific or general. Specific allocations are based on metrics that bear a reasonable correlation to the delivery of services. General allocations are based on a three-factor formula, which considers net revenues, gross property, plant, and equipment, and gross payroll. In management’s estimation, the allocation methodologies used are reasonable and result in a reasonable allocation of costs of doing business incurred by Williams. These service expenses are primarily included in Operating and maintenance expenses and General and administrative expenses in the Statements of Net Income.

	Three Months Ended March 31,
	2026	2025
	(Millions)
Services with affiliates
Transco	$96	$92
NWP	24	24

Notes (Continued)
Note 5 – Revenue Recognition
Revenue by Category
The following tables present Williams’ revenue disaggregated by major service line:

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended March 31, 2026
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$996	$—	$—	$—	$—	$(20)	$976
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	244	468	499	—	—	(67)	1,144
Commodity consideration	26	—	20	—	—	—	46
Other	35	24	7	—	—	(7)	59
Total service revenues	1,301	492	526	—	—	(94)	2,225
Product sales	129	39	230	2,377	143	(425)	2,493
Total revenues from contracts with customers	1,430	531	756	2,377	143	(519)	4,718
Other revenues (1)	11	12	(1)	1,196	(34)	(1)	1,183
Other adjustments (2)	—	—	—	(3,039)	—	168	(2,871)
Total revenues	$1,441	$543	$755	$534	$109	$(352)	$3,030

Three Months Ended March 31, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$920	$—	$—	$—	$—	$(20)	$900
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	192	462	430	—	—	(45)	1,039
Commodity consideration	23	1	25	—	—	—	49
Other	17	24	7	—	—	(5)	43
Total service revenues	1,152	487	462	—	—	(70)	2,031
Product sales	115	57	264	2,056	155	(491)	2,156
Total revenues from contracts with customers	1,267	544	726	2,056	155	(561)	4,187
Other revenues (1)	5	11	(1)	1,100	(27)	(1)	1,087
Other adjustments (2)	—	—	—	(2,445)	—	219	(2,226)
Total revenues	$1,272	$555	$725	$711	$128	$(343)	$3,048

______________
(1)Revenues not derived from contracts with customers primarily consist of physical product sales related to commodity derivative contracts, realized and unrealized gains and losses associated with Williams’ commodity derivative contracts, which are reported in Net gain (loss) from commodity derivatives in the Consolidated Statement of Comprehensive Income, management fees received for certain services provided to operated equity-method investments, and leasing revenues associated with the Williams headquarters building.
(2)Other adjustments reflect certain costs of Gas & NGL Marketing Services’ risk management activities. As Williams is acting as agent for natural gas marketing customers or engages in energy trading activities, the resulting revenues are presented net of the related costs of those activities in the Consolidated Statement of Comprehensive Income.

Notes (Continued)
For Transco and NWP, revenue disaggregation by major service line includes Natural gas transportation service revenues, Natural gas storage service revenues, Natural gas product sales, and Other service revenues, which are separately presented in their Statements of Net Income.
Contract Assets
The following table presents a reconciliation of contract assets:

	Three Months Ended March 31,
	Williams		Transco		NWP
	2026	2025	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$109	$98	$13	$10	$24	$21
Revenue recognized in excess of amounts invoiced	17	30	—	4	—	2
Minimum volume commitments invoiced	(4)	(23)	—	—	—	—
Amortization of contract assets	(10)	(1)	—	—	—	(1)
Balance at end of period	$112	$104	$13	$14	$24	$22
Contract Liabilities
The following table presents a reconciliation of contract liabilities:

	Three Months Ended March 31,
	Williams		Transco
	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$948	$1,046	$163	$173
Payments received and deferred	41	34	—	—
Significant financing component	2	2	—	—
Recognized in revenue	(74)	(66)	(3)	(2)
Balance at end of period	$917	$1,016	$160	$171
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied as of March 31, 2026.

	Contract Liabilities
	Williams	Transco
	(Millions)
2026 (nine months)	$122	$8
2027 (one year)	150	11
2028 (one year)	129	11
2029 (one year)	97	10
2030 (one year)	73	10
Thereafter	346	110
Total	$917	$160

Notes (Continued)
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
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of March 31, 2026, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to March 31, 2026, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of March 31, 2026.

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2026 (nine months)	$3,432	$2,246	$298
2027 (one year)	4,360	2,823	394
2028 (one year)	3,940	2,616	369
2029 (one year)	3,230	2,078	347
2030 (one year)	2,799	1,842	341
Thereafter	13,884	10,055	1,915
Total	$31,645	$21,660	$3,664
Accounts Receivable
The following is a summary of Williams’ Trade accounts and other receivables:

	March 31, 2026	December 31, 2025
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,423	$1,532
Receivables from derivatives	131	444
Other accounts receivable	122	108
Trade accounts and other receivables	$1,676	$2,084
Transco and NWP receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates. Receivables that are not related to contracts with customers are included within Receivables - Advances to affiliate and Receivables - Other.

Notes (Continued)
Note 6 – Provision (Benefit) for Income Taxes
Williams’ Provision (benefit) for income taxes includes:

	Three Months Ended March 31,
	2026	2025
	(Millions)
Current:
Federal	$3	$79
State	6	7
	9	86
Deferred:
Federal	204	89
State	31	18
	235	107
Provision (benefit) for income taxes	$244	$193
The effective income tax rate for the total provision (benefit) for both the three months ended March 31, 2026 and 2025 approximates the federal statutory rate, primarily due to the largely offsetting effects of state income taxes and the benefit associated with share-based compensation.
Note 7 – Debt and Banking Arrangements
Senior Unsecured Debt Activity
Issuances
Issuances in 2026 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
Williams’ Public Issuances:
January 8, 2026 (1)	March 15, 2033	$500	5.650%
January 8, 2026	March 15, 2036	1,250	5.150%
January 8, 2026	March 15, 2056	1,000	5.950%
________________
(1)    Additional issuance of the 5.65 percent senior notes due 2033 issued on March 2, 2023, and trade interchangeably with such notes.

Retirements
Retirements in 2026 are as follows:

Date of Retirement	Maturity Date	Amount	Rate
		(Millions)
Williams:
March 2, 2026	March 2, 2026	$1,100	5.400%

Notes (Continued)
Transco Debt Registration Rights
On November 20, 2025, Transco issued $1 billion of 5.1 percent senior unsecured notes due 2036 and $700 million of 5.75 percent senior unsecured notes due 2056. As part of the private debt placement, Transco entered into a registration rights agreement with the initial purchasers of the unsecured notes. Transco filed the registration statement in February 2026 and completed the exchange offer in April 2026.
Credit Facility
Williams, Transco and NWP are party to a credit agreement with aggregate commitments available of $3.75 billion. Transco and NWP are each able to borrow up to $500 million under the credit facility to the extent not otherwise utilized by the other co-borrowers.

	March 31, 2026
	Stated Capacity	Outstanding
	(Millions)
Long-term credit facility (1)	$3,750	$—
Letters of credit under certain bilateral bank agreements		15
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.
Commercial Paper Program
At March 31, 2026, no commercial paper was outstanding under Williams’ $3.5 billion commercial paper program.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at March 31, 2026:
Measured on a recurring basis:
ARO Trust - Transco	$296	$296	$296	$—	$—
Commodity derivative assets (1)	261	688	481	104	103
Commodity derivative liabilities (1)	(371)	(1,125)	(700)	(253)	(172)
Additional disclosures:
Guarantees	(35)	(26)	—	(10)	(16)
Debt by issuer, including current portion:
Williams	(23,299)	(22,898)	—	(22,898)	—
Transco	(5,878)	(5,883)	—	(5,883)	—
NWP	(748)	(746)	—	(746)	—
MountainWest	(377)	(385)	—	(385)	—
Total debt	(30,302)	(29,912)	—	(29,912)	—

Assets (liabilities) at December 31, 2025:
Measured on a recurring basis:
ARO Trust - Transco	$356	$356	$356	$—	$—
Commodity derivative assets (1)	336	722	431	158	133
Commodity derivative liabilities (1)	(340)	(915)	(497)	(270)	(148)
Additional disclosures:
Guarantees	(35)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(21,649)	(21,556)	—	(21,556)	—
Transco	(5,888)	(5,941)	—	(5,941)	—
NWP	(748)	(747)	—	(747)	—
MountainWest	(376)	(385)	—	(385)	—
Total debt	(28,661)	(28,629)	—	(28,629)	—

(1)The carrying amount is presented net of counterparty offsetting arrangements and collateral (see Note 9 – Commodity Derivatives).

Notes (Continued)
Fair Value Methods
The following methods and assumptions are used in estimating the fair value of financial instruments:
Assets and Liabilities Measured at Fair Value on a Recurring Basis
ARO Trust
Transco is entitled to collect rates in the amounts necessary to fund its future asset retirement obligations (AROs) and deposits a portion of the collected rates into an external trust (ARO Trust). The ARO Trust invests in a moderate risk portfolio of actively traded mutual funds that are measured at fair value on a recurring basis based on quoted prices in an active market and is reported in Regulatory assets, deferred charges, and other in Williams’ Consolidated Balance Sheet and in Deferred charges and other in the Transco Balance Sheet. The Money market fund held in the ARO Trust is considered an investment. Both realized and unrealized gains and losses are ultimately recorded to the ARO regulatory asset. The current annual funding obligation is approximately $51 million.
Investments within the ARO Trust were as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money market fund	$5	$5	$34	$34
U.S. equity funds	42	136	53	169
International equity fund	32	52	32	51
Municipal bond fund	107	103	104	102
Total	$186	$296	$223	$356
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
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is

Notes (Continued)
approximately $20 million at March 31, 2026. The exposure declines systematically through the remaining term of WilTel’s obligation.
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
Long-term debt, including current portion
The disclosed fair value of long-term debt is determined primarily by a market approach using broker quoted indicative period-end bond prices. The quoted prices are based on observable transactions in less active markets for the debt or similar instruments. Transco includes financing obligations associated with certain completed projects, which were measured at fair value using an income approach.
Nonrecurring Fair Value Measurements
In December 2025, Williams’ management approved a plan to sell certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025. Accordingly, the disposal group, inclusive of Intangible assets – net, was measured at fair value using the expected sales price under a third-party contract, resulting in a fourth quarter 2025 impairment charge of $176 million within the West segment. Using these inputs, the fair value of the disposal group was measured at $48 million and classified within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net were determined using a market approach incorporating indications of interest from third parties. This disposal group was sold in the first quarter of 2026.
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

Notes (Continued)
Volumes
At March 31, 2026, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	1,099,282,823
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(4,855,591)
Basis Risk	Natural Gas	MMBtu	576,639,724
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(5,200,000)
Basis Risk	Natural Gas Liquids	Barrels	(225,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(3,345,000)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	March 31, 2026		December 31, 2025
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$492	$(719)	$494	$(535)
Noncurrent	196	(406)	228	(380)
Total commodity derivatives	688	(1,125)	722	(915)
Counterparty and collateral netting offset	(427)	754	(386)	575
Amounts recognized in Williams’ Consolidated Balance Sheet	$261	$(371)	$336	$(340)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Three Months Ended March 31,
	2026	2025
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(134)	$(40)
Unrealized	(225)	(22)
	$(359)	$(62)

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(1)	$(1)
Unrealized	—	(10)
	$(1)	$(11)
Total net gain (loss) from commodity derivatives	$(360)	$(73)

Notes (Continued)
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At March 31, 2026, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $81 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At March 31, 2026 and December 31, 2025, net cash collateral held on deposit in broker margin accounts was $327 million and $189 million, respectively.
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
Rate Matters
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and has accrued a related liability for rate refunds. Transco filed with the FERC in October 2025 for approval of the settlement. On December 30, 2025, the FERC approved the settlement which became effective March 1, 2026. The reserve for rate refunds was reclassified from Reserve for rate refunds to Payables: Trade on Transco’s Balance Sheet and from Other current

Notes (Continued)
liabilities to Accounts payable on Williams’ Consolidated Balance Sheet at March 31, 2026. A total net amount of $221 million was refunded in April 2026.
Construction Litigation
In February 2025, Transco received an adverse judgment related to litigation in the United States Bankruptcy Court for the District of Delaware involving a contractor that performed construction services for Transco’s Atlantic Sunrise project, which was completed in 2018. The total judgment award included amounts for unpaid invoices, interest, and attorney fees. During the fourth quarter of 2025, Transco reached an agreement in principle with the contractor to settle all aspects of the case. Transco accrued a related liability, capitalizing the amount of the settlement in principle. Transco expects to recover approximately 29 percent of the settlement amount paid from the co-owner of the project. On March 27, 2026, the court approved the settlement and on April 14, 2026, the settlement was paid.
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
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. At March 31, 2026, Williams has accrued liabilities totaling $40 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At March 31, 2026, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls (PCBs), mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party (PRP) at various Superfund waste sites. At March 31, 2026, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expects to recover approximately $3 million through rates.

Notes (Continued)
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At March 31, 2026, Williams has accrued liabilities totaling $8 million for these costs.
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At March 31, 2026, Williams has accrued environmental liabilities of $21 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as PCBs and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of its sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at its Eminence storage facility. At March 31, 2026, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.
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
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of March 31, 2026, six meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of March 31, 2026, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at March 31, 2026 for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.

Notes (Continued)
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
At March 31, 2026 and December 31, 2025, totals of $79 million and $72 million, respectively, were included in Regulatory assets and were comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At March 31, 2026 and December 31, 2025, $4 million and $6 million respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $1 million for the three months ended March 31, 2026 and 2025, were reflected in Other income (expense) – net.
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
At March 31, 2026, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
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

Notes (Continued)
Note 11 – Segment Disclosures
Williams
Williams’ reportable segments are Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – Description of Business and Basis of Presentation.)
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
Williams defines Modified EBITDA of reportable segments as follows:
•Income (loss) before income taxes excluding:
◦Contributions from upstream operations, corporate, and other business activities, including the gain on the sale of certain upstream assets;
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
Significant noncash items which are components of Modified EBITDA may include net unrealized gain (loss) from commodity derivatives within Total revenues, net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses for Williams’ Gas & NGL Marketing Services segment, charges associated with lower of cost or net realizable value adjustments to the Gas & NGL Marketing Services segment inventory within Product sales (for natural gas marketing inventory as these sales are presented net of the related costs) and Product costs (for NGL marketing inventory), and impairments or write-offs of certain assets within Other operating (income) expense – net.
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
	(Millions)
Three Months Ended March 31, 2026
Segment revenues:
Service revenues
External	$1,262	$500	$440	$—	$2,202
Internal	25	4	66	—	95
Total service revenues	1,287	504	506	—	2,297
Total service revenues – commodity consideration	26	—	20	—	46
Product sales
External	36	15	41	995	1,087
Internal	93	24	189	(142)	164
Total product sales	129	39	230	853	1,251
Net gain (loss) from commodity derivatives
Realized	(1)	—	(1)	(127)	(129)
Unrealized	—	—	—	(192)	(192)
Total net gain (loss) from commodity derivatives (2)	(1)	—	(1)	(319)	(321)
Total revenues of reportable segments	$1,441	$543	$755	$534	$3,273
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(136)	(39)	(219)	(478)
Operating and administrative expenses (3)	(282)	(103)	(149)	(34)
Recoverable power, transportation, and storage costs (4)	(72)	(50)	(20)	—
Other segment income (expenses) - net (5)	22	5	4	—
Proportional Modified EBITDA of equity-method investments	37	168	36	18
Total Modified EBITDA of reportable segments	$1,010	$524	$407	$40	$1,981
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					50
Gain on sale of certain upstream assets (Note 3)					182
Depreciation, depletion, and amortization expenses					(584)
Equity earnings (losses)					161
Other investing income (loss) - net					24
Interest expense					(376)
Accretion expense associated with AROs for nonregulated operations					(23)
Proportional Modified EBITDA of equity-method investments					(259)
Income (loss) before income taxes					$1,156

Additions to long-lived segment assets	$1,430	$23	$66	$—	$1,519

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)

Three Months Ended March 31, 2025
Segment revenues:
Service revenues
External	$1,113	$493	$393	$—	$1,999
Internal	22	4	45	—	71
Total service revenues	1,135	497	438	—	2,070
Total service revenues – commodity consideration	23	1	25	—	49
Product sales
External	26	18	40	932	1,016
Internal	89	39	224	(193)	159
Total product sales	115	57	264	739	1,175
Net gain (loss) from commodity derivatives
Realized	(1)	—	(2)	(35)	(38)
Unrealized	—	—	—	7	7
Total net gain (loss) from commodity derivatives (2)	(1)	—	(2)	(28)	(31)
Total revenues of reportable segments	$1,272	$555	$725	$711	$3,263
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(123)	(52)	(254)	(513)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	(10)
Operating and administrative expenses (3)	(270)	(106)	(152)	(39)
Recoverable power, transportation, and storage costs (4)	(70)	(42)	(14)	—
Other segment income (expenses) - net (5)	13	—	11	—
Proportional Modified EBITDA of equity-method investments	36	159	38	3
Total Modified EBITDA of reportable segments	$858	$514	$354	$152	$1,878
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					75
Depreciation, depletion, and amortization expenses					(585)
Equity earnings (losses)					155
Other investing income (loss) - net					8
Interest expense					(349)
Accretion expense associated with AROs for nonregulated operations					(24)
Proportional Modified EBITDA of equity-method investments					(236)
Income (loss) before income taxes					$922

Additions to long-lived segment assets	$302	$59	$557	$—	$918

As of March 31, 2026
Equity-method investments by reportable segment	$521	$3,202	$447	$291	$4,461
Segment assets	$27,709	$12,400	$12,294	$313	$52,716

As of December 31, 2025
Equity-method investments by reportable segment	$512	$3,236	$460	$292	$4,500
Segment assets	$26,515	$12,533	$12,398	$317	$51,763
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
(5)    Other segment income (expenses) - net primarily includes equity AFUDC and regulatory credits and charges related to Williams’ regulated operations.
Transco
Transco manages and evaluates its business as a single reportable segment. Transco’s CODM is the Senior Vice President, Transmission, Power & Gulf. Transco’s CODM determines resource allocation and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
Significant expenses within net income include Operating and maintenance expenses and General and administrative expenses, which are each separately presented on Transco’s Statement of Net Income. Other segment items within net income include natural gas product costs; depreciation and amortization expenses; taxes, other than income taxes; other operating (income) expense – net; interest expense; interest income; other income (expense) – net; and AFUDC.
Transco’s segment assets include Property, plant, and equipment – net as presented on the Balance Sheet.
NWP
NWP manages and evaluates its business as a single reportable segment. NWP’s CODM is the Senior Vice President, Transmission, Power & Gulf. NWP’s CODM determines resource allocation and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
Significant expenses within net income include Operating and maintenance expenses and General and administrative expenses, which are each separately presented on NWP’s Statement of Net Income. Other segment items within net income include depreciation and amortization expenses; taxes, other than income taxes; other operating (income) expense – net; interest expense; other income (expense) – net; and AFUDC.
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
Consistent with the manner in which Williams’ CODM evaluates performance and allocates resources, Williams’ operations are conducted, managed, and presented within the following reportable segments: Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. All remaining business activities, including upstream operations and corporate activities, are included in Other. See Note 1 – Description of Business and Basis of Presentation for a full description of each segment.
Unless indicated otherwise, the following discussion and analysis of results of operations and financial condition and liquidity relates to Williams’ current continuing operations and should be read in conjunction with the financial statements and combined notes thereto of this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026.
Dividends
In March 2026, Williams paid a regular quarterly dividend of $0.525 per share.
Overview of Three Months Ended March 31, 2026
Net income (loss) attributable to The Williams Companies, Inc. for the three months ended March 31, 2026, increased $174 million compared to the three months ended March 31, 2025. Further discussion of the results is found in this report in the Results of Operations.

Management’s Discussion and Analysis (Continued)
Recent Developments
Transco FERC Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and has accrued a related liability for rate refunds. Transco filed with the FERC in October 2025 for approval of the settlement. On December 30, 2025, the FERC approved the settlement which became effective March 1, 2026. The refunds were paid in April 2026.
Sale of Mid-Continent Gathering Assets
In the first quarter of 2026, Williams’ closed on the sale of certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025 and an impairment, within the West segment, was recognized. See Note 8 – Fair Value Measurements and Guarantees.
Sale of South Mansfield Upstream Interests
In January 2026, Williams closed on the sale of its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Upon closing, Williams recognized a gain of $182 million in the first quarter of 2026. See Note 3 – Divestitures.
Expansion Project Updates
Expansion projects placed into service for the current year are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Transmission, Power & Gulf
Naughton Coal-to-Gas Conversion
The project involves an expansion of NWP’s existing natural gas transmission system to provide year-round transportation capacity to a power plant in southwest Wyoming. NWP placed the project into service in April 2026, increasing NWP’s capacity by 98 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
Additionally, Williams expects higher gathering and processing results in the Northeast. These increases are partially offset by the divestiture of the South Mansfield upstream joint venture, and lower expected Eagle Ford results in our West segment which relate to contractual step-downs in minimum volume commitments.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2026 are expected to range from $7.0 billion to $7.6 billion, excluding acquisitions and certain long-lead time equipment for power innovation projects which are backed by reimbursement from the customer if the equipment order is cancelled. Growth capital spending in 2026 primarily includes the Power Innovation projects, Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Shale basin, and projects supporting the Northeast G&P business. Williams is investing capital in the Louisiana LNG and Driftwood Pipeline projects, as well as the development of its Wamsutter upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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
•Other risks set forth under Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026, as may be supplemented by disclosure in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10‑Q.

Expansion Projects
Williams’ ongoing major expansion projects include the following:
Transmission, Power & Gulf
Gillis West
In April 2026, Transco filed a prior notice application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. Transco plans to place the project into

Management’s Discussion and Analysis (Continued)
service as early as the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.
Southeast Supply Enhancement
In January 2026, Transco received FERC approval for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Virginia to delivery points in Virginia, North Carolina, South Carolina, Georgia, and Alabama. Transco plans to place the project into service as early as the third quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 1,597 Mdth/d.
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
Line 200
In April 2023, Driftwood received FERC approval for Line 200, which will connect multiple pipelines to the Louisiana LNG facility. Williams will be the operator of the pipeline and plans to place the project into service as early as the second quarter of 2028. The pipeline has an expected capacity of 3,100 Mdth/d.
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
Power Express
Transco plans to file an application with the FERC as early as the second quarter 2027 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. Transco plans to place the project into service as early as the third quarter of 2030, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 750 Mdth/d.

Management’s Discussion and Analysis (Continued)
Ryckman Creek Loop
In February 2026, NWP received FERC approval for the project, which involves an expansion of NWP’s existing natural gas transmission system to provide incremental firm transportation capacity from a receipt point in northeast Oregon to multiple delivery points in southwest Wyoming. NWP plans to place the project into service as early as the fourth quarter of 2026. The project is expected to increase capacity by 50 Mdth/d.
Huntingdon Connector
In February 2026, NWP filed a prior notice application with the FERC for the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the Sumas receipt point to various delivery points in Washington. NWP plans to place the project into service during the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 78 Mdth/d.
Wild Trail
In March 2026, NWP received FERC approval for the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the White River Hub receipt point in western Colorado to various delivery points in southwest Wyoming and southern Colorado. The Wild Trail project is fully subscribed by an affiliate of NWP. NWP plans to place the project into service during the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 83 Mdth/d.
Kelso-Beaver Reliability
In November 2025, NWP received FERC approval for the project, which will provide year-round transportation capacity to various receipt and delivery points in Oregon. NWP plans to place the project into service during the fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 183 Mdth/d. In May 2026, NWP purchased the 17-mile Kelso-Beaver pipeline, a key milestone for this project.
Silver Spur
NWP plans to file an application with the FERC as early as the second half of 2027 for the project, which will provide year-round transportation capacity from the Rockies Supply hub at Opal, Wyoming to various delivery points in Idaho. NWP plans to place the project into service as early as the first half of 2030, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 275 Mdth/d.
Power Innovation
Socrates
The Socrates project involves the construction of the Socrates North and South power generation facilities and associated gas pipeline infrastructure in New Albany, Ohio, which together have an expected 556 MW of capacity. The project is backed by a 10 year, primarily fixed-price power purchase agreement, with an option for the customer to extend the term of the agreement. Williams has received necessary approvals from the Ohio Power Siting Board. Williams plans to place the project into service in the third and fourth quarter of 2026.
Additional Projects
Williams has agreed to provide committed power generation and associated gas pipeline infrastructure for four additional Power Innovation projects, Apollo, Aquila, Socrates the Younger, and Neo. The projects

Management’s Discussion and Analysis (Continued)
are backed by primarily fixed-price power purchase agreements, with options for the customer to extend the term of the agreements. The Apollo project, in Ohio, has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2027 and to provide 490 MW of capacity. The Aquila project, in Utah, also has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2027 and the first half of 2028 and to provide 520 MW of capacity. The Socrates the Younger project, in Ohio, has a term of 10 years, and Williams expects the project to be placed into service the second half of 2028 and to provide 340 MW of capacity. The Neo project, in Ohio, has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2028 and to provide 682 MW of capacity. All expected in-service dates assume timely receipt of permits.
West
Dorne
Williams will construct and operate a greenfield treating and dehydration facility with a capacity of 400 MMcf/d. This project is expected to be placed into service in the third quarter of 2027.
Other
Lakeland Solar Project
Williams is constructing and will operate a 75 MW alternating current solar power facility interconnecting with Lakeland Electric in Florida. This project is expected to be placed in service in the fourth quarter of 2026.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Change*
	2026	2025	$	%
	(Dollars in millions)
Revenues:
Service revenues	$2,206	$2,003	+203	+10%
Product sales and service revenues – commodity consideration	1,183	1,107	+76	+7%
Net gain (loss) from commodity derivatives	(359)	(62)	-297	NM
Total revenues	3,030	3,048
Costs and expenses:
Product costs and net processing commodity expenses	558	643	+85	+13%
Operating and maintenance expenses	565	542	-23	-4%
Depreciation, depletion, and amortization expenses	584	585	+1	—%
General and administrative expenses	193	194	+1	+1%
Gain on sale of certain assets	(182)	—	+182	NM
Other operating (income) expense – net	(9)	(10)	-1	-10%
Total costs and expenses	1,709	1,954
Operating income (loss)	1,321	1,094
Equity earnings (losses)	161	155	+6	+4%
Other investing income (loss) – net	24	8	+16	+200%
Interest expense	(376)	(349)	-27	-8%
Other income (expense) – net	26	14	+12	+86%
Income (loss) before income taxes	1,156	922
Less: Provision (benefit) for income taxes	244	193	-51	-26%
Net income (loss)	912	729
Less: Net income attributable to noncontrolling interests	47	38	-9	-24%
Net income (loss) attributable to The Williams Companies, Inc.	$865	$691	+174	+25%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the Transmission, Power & Gulf and the West segments;
•Increased Transco transportation and storage rates and Gulf Coast Storage rates at the Transmission, Power & Gulf segment.
The net sum of Product sales and service revenues – commodity consideration, Product costs and net processing commodity expenses, and net realized gains and losses on commodity derivatives related to sales of

Management’s Discussion and Analysis (Continued)
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
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily related to higher net gas marketing sales activities, partially offset by lower NGL marketing sales activities at the Gas & NGL Marketing Services segment; partially offset by
•Lower product sales from upstream operations primarily related to lower volumes, including the first quarter 2026 sale of interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region (See Note 3 – Divestitures), at Other.
As Williams is acting as agent for natural gas marketing customers, its natural gas marketing product sales are presented net of the related costs of those activities within the Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as upstream operations at Other (see Note 9 – Commodity Derivatives).
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
The Product costs and net processing commodity expenses decrease primarily consists of lower marketing activities related to NGLs at the Gas & NGL Marketing Services segment.
Operating and maintenance expenses increased primarily due to higher operating taxes.
Depreciation, depletion, and amortization expenses decreased primarily related to the sale of certain upstream ventures in the South Mansfield area of the Haynesville Shale region at Other, substantially offset by assets placed in service at the West segment.
Gain on sale of certain assets reflects a gain from the sale of certain upstream ventures in the South Mansfield area of the Haynesville Shale region in 2026, at Other.
Interest expense was primarily impacted by 2025 and 2026 debt issuances and retirements (see Note 7 – Debt and Banking Arrangements), partially offset by higher interest capitalized due to ongoing expansion projects.
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

Management’s Discussion and Analysis (Continued)
operating performance of Williams’ assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Transmission, Power & Gulf

	Three Months Ended March 31,
	2026	2025
	(Millions)
Service revenues	$1,287	$1,135
Product sales and service revenues – commodity consideration (1)	155	138
Net realized gain (loss) from commodity derivatives (1)	(1)	(1)
Segment revenues	1,441	1,272

Product costs and net processing commodity expenses (1)	(136)	(123)
Other segment costs and expenses	(332)	(327)
Proportional Modified EBITDA of equity-method investments	37	36
Transmission, Power & Gulf Modified EBITDA	$1,010	$858

Commodity margins	$18	$14
_______________
(1)Included as a component of Commodity margins.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $68 million increase in Transco’s revenues primarily associated with expansion projects placed in service, notably Texas Louisiana Energy Pathway in April 2025, Southeast Energy Connector in April 2025, Commonwealth Energy Connector in November 2025, and Alabama Georgia Connector in October 2025; and transportation and storage rate increases;
•A $25 million increase in Gulf Coast Storage’s revenues primarily associated with higher park and loan services and higher storage rates;
•A $19 million increase in Discovery’s revenues primarily in natural gas gathering revenues due to volumes from the Shenandoah expansion project that went in-service in July 2025;
•A $13 million increase in the Western Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project that went in-service in January 2025;
•A $10 million increase in the Eastern Gulf Coast region primarily due to higher crude oil transportation and natural gas gathering volumes from new wells at Blind Faith in the Ballymore field;
•An $8 million increase in NWP’s revenues primarily due to transportation rate increases.

Management’s Discussion and Analysis (Continued)
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including higher employee-related costs as well as increased corporate allocations and property taxes; partially offset by
•Favorable change in equity AFUDC primarily from Driftwood Pipeline’s Line 200 and other capital projects within the regulated businesses.
Northeast G&P

	Three Months Ended March 31,
	2026	2025
	(Millions)
Service revenues	$504	$497
Product sales and service revenues – commodity consideration (1)	39	58
Segment revenues	543	555

Product costs and net processing commodity expenses (1)	(39)	(52)
Other segment costs and expenses	(148)	(148)
Proportional Modified EBITDA of equity-method investments	168	159
Northeast G&P Modified EBITDA	$524	$514

Commodity margins	$—	$6

(1)Included as a component of Commodity margins.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Northeast G&P Modified EBITDA increased primarily due to higher Proportional Modified EBITDA of equity-method investments and higher Service revenues.
Service revenues increased primarily due to:
•A $16 million increase in revenues at the Northeast JV primarily related to higher transportation & fractionation volumes, higher gathering volumes, and higher processing rates;
•An $8 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges included in Other segment costs and expenses; partially offset by
•A $17 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by escalated gathering rates and higher gathering volumes.

Management’s Discussion and Analysis (Continued)
West

	Three Months Ended March 31,
	2026	2025
	(Millions)
Service revenues	$506	$438
Product sales and service revenues – commodity consideration (1)	250	289

Net realized gain (loss) from commodity derivatives relating to service revenues	(1)	(1)
Net realized gain (loss) from commodity derivatives relating to product sales (1)	—	(1)
Net realized gain (loss) from commodity derivatives	(1)	(2)

Segment revenues	755	725

Product costs and net processing commodity expenses (1)	(219)	(254)
Other segment costs and expenses	(165)	(155)
Proportional Modified EBITDA of equity-method investments	36	38
West Modified EBITDA	$407	$354

Commodity margins	$31	$34
________________
(1)    Included as a component of Commodity margins.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $54 million increase in the Haynesville Shale region primarily due to higher gathering volumes including those resulting from Louisiana Energy Gateway which was placed into service in third-quarter 2025 and the acquisition of Saber Midstream, LLC in June 2025;
•An $11 million increase in the DJ Basin region primarily due to higher gathering volumes, including those associated with the acquisition of natural gas gathering and processing assets from Rimrock Energy Partners, LLC on January 31, 2025; partially offset by
•A $10 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue.
Other segment costs and expenses increased primarily due to higher operating expenses, including operating taxes, associated with Louisiana Energy Gateway.

Management’s Discussion and Analysis (Continued)
Gas & NGL Marketing Services

	Three Months Ended March 31,
	2026	2025
	(Millions)
Product sales (1)	$853	$739

Net realized gain (loss) from commodity derivative instruments (1)	(127)	(35)
Net unrealized gain (loss) from commodity derivative instruments	(192)	7
Net gain (loss) from commodity derivatives	(319)	(28)

Segment revenues	534	711

Product costs (1)	(478)	(513)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	—	(10)
Other segment costs and expenses	(34)	(39)
Proportional Modified EBITDA of equity-method investments	18	3
Gas & NGL Marketing Services Modified EBITDA	$40	$152

Commodity margins	$248	$191
________________
(1)    Included as a component of Commodity margins.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments, partially offset by higher Commodity margins and Proportional Modified EBITDA of equity-method investments.
Commodity margins increased $57 million primarily due to a $50 million increase in natural gas marketing margins, including $32 million of higher natural gas transportation capacity marketing margins and $18 million of higher natural gas storage marketing margins, both primarily driven by favorable net realized pricing spreads.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses relates to derivative contracts that are not designated as hedges for accounting purposes. The change from 2025 is primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.
Proportional Modified EBITDA of equity-method investments increased driven by the investment in Cogentrix, which was purchased in March 2025.

Management’s Discussion and Analysis (Continued)
Other

	Three Months Ended March 31,
	2026	2025
	(Millions)
Service revenues	$4	$4
Product sales (1)	143	155

Net realized gain (loss) from derivative instruments (1)	(5)	(2)
Net unrealized gain (loss) from derivative instruments	(33)	(29)
Net gain (loss) from commodity derivatives	(38)	(31)
Net revenues from upstream operations, corporate, and other business activities.	109	128

Other costs and expenses	(59)	(53)
Gain on sale of certain assets	182	—
Modified EBITDA from upstream operations, corporate, and other business activities	$232	$75

Net realized product sales	$138	$153
________________
(1)    Included as a component of Net realized product sales.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $182 million Gain on sale of certain assets from the sale of certain South Mansfield upstream interests, which was completed in January 2026.
•A $15 million decrease in Net realized product sales from upstream operations driven by the sale of the South Mansfield interests.
•An increase of $6 million in Other costs and expenses primarily due to higher upstream operating expenses in the Wamsutter region, including of higher production expenses and higher ad valorem and production taxes both driven by increased volumes during 2026. These increases were partially offset by a decrease in upstream operating expenses associated with the sale South Mansfield interests.

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Three Months Ended March 31,
	2026	$ Change from 2025*	% Change from 2025*	2025
	(Millions)
Revenues:
Natural gas transportation service revenues	$751	+61	+9%	$690
Natural gas storage service revenues	58	+3	+5%	55
Natural gas product sales	27	+9	+50%	18
Other service revenues	11	+4	+57%	7
Total revenues	847			770

Costs and expenses:
Natural gas product costs	27	-9	-50%	18
Operating and maintenance expenses	134	-10	-8%	124
Depreciation and amortization expenses	144	+5	+3%	149
General and administrative expenses	59	-2	-4%	57
Taxes, other than income taxes	33	-3	-10%	30
Other operating (income) expense – net	4	+2	+33%	6
Total costs and expenses	401			384

Operating income (loss)	446	+60	+16%	386

Interest expense	(86)	-5	-6%	(81)
Interest income	12	+4	+50%	8
Allowance for equity and borrowed funds used during construction (AFUDC)	12	+3	+33%	9
Other income (expense) – net	—	+1	+100%	(1)

Net income (loss)	$384	+63	+20%	$321
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
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
Revenues increased primarily due to:
•An increase in Natural gas transportation service revenues primarily due to placing the following projects into service:
◦The Texas Louisiana Energy Pathway in April 2025;
◦The Southeast Energy Connector in April 2025;
◦The Commonwealth Energy Connector in November 2025; and
◦The Alabama Georgia Connector in October 2025.
The increase in Natural gas transportation service revenues is also due to transportation rate increases, higher electric power revenue, and higher seasonal services, partially offset by decreases in short-term firm transportation and commodity revenues. Electric power costs are recovered from Transco’s customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on Transco’s results of operations.
•An increase in Natural gas storage service revenues primarily due to an increase in rates.
•An increase in Natural gas product sales due to higher cash-out pricing and volumes, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations.
•An increase in Other service revenues due to higher park and loan services.
Natural gas product costs changed unfavorably, directly offsetting Natural gas product sales and resulting in no net impact on our results of operations.
Operating and maintenance expenses increased primarily due to an increase in contractor service costs, an increase in employee-related costs, and higher electric power costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations. This was partially offset by lower natural gas fuel expense due to favorable pricing.
Depreciation and amortization expenses decreased due to lower negative salvage rate. This was partially offset by an increase related to new assets placed into service.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Three Months Ended March 31,
	2026	$ Change from 2025*	% Change from 2025*	2025
	(Millions)
Revenues:
Natural gas transportation service revenues	$114	$ +9	+9%	$105
Natural gas storage service revenues	4	—	—%	4
Other service revenues	2	—	—%	2
Total revenues	120			111

Costs and expenses:
Operating and maintenance expenses	23	-2	-10%	21
Depreciation and amortization expenses	30	-1	-3%	29
General and administrative expenses	13	—	—%	13
Taxes, other than income taxes	4	—	—%	4
Other operating (income) expense – net	(5)	-1	-17%	(6)
Total costs and expenses	65			61

Operating income (loss)	55	+5	+10%	50

Interest expense	(8)	-1	-14%	(7)
Allowance for equity and borrowed funds used during construction (AFUDC)	2	—	—%	2
Other income (expense) – net	3	+2	+200%	1

Net income (loss)	$52	$ +6	+13%	$46
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Three months ended March 31, 2026 vs. three months ended March 31, 2025
Variances due to changes in natural gas prices and transportation volumes have little impact on revenues because, under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in NWP’s transportation rates.
Revenues increased primarily due to higher Natural gas transportation service revenues driven by rate increases effective April 1, 2025, and increased firm transportation revenues from new contracts executed at higher rates to replace expiring contracts.
Operating and maintenance expenses increased primarily due to higher labor costs and contracted services related to integrity assessments.
Other income (expense) – net increased primarily due to higher intercompany interest income earned on NWP’s advances to affiliates, driven by higher outstanding balances in 2026.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
Williams’ growth capital and investment expenditures in 2026 are expected to range from $7.0 billion to $7.6 billion, as previously discussed in Company Outlook.
On January 8, 2026, Williams issued $2.8 billion of long-term debt and on March 2, 2026, Williams retired $1.1 billion of long-term debt (see Note 7 – Debt and Banking Arrangements).
As of March 31, 2026, Williams, including consolidated subsidiaries, had $0.2 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
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
Working capital requirements
Capital and investment expenditures
Product costs
Gas & NGL Marketing Services payments for transportation and storage capacity and gas supply
Other operating costs, including human capital expenses
Quarterly dividends to shareholders
Repayments of borrowings under the credit facility and/or commercial paper program
Debt service payments, including payments of long-term debt
Distributions to noncontrolling interests
Share repurchase program
As of March 31, 2026, Williams had $30.1 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, the commercial paper program, and proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.

Management’s Discussion and Analysis (Continued)
As of March 31, 2026, Williams had a working capital deficit of $0.7 billion, including cash and cash equivalents and long-term debt due within one year. Williams’ available liquidity is as follows:

March 31, 2026
(Millions)
Cash and cash equivalents	$950
Capacity available under Williams’ $3,750 million credit facility, less amounts outstanding under Williams’ $3,500 million commercial paper program (1)	3,750
$4,700
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had no Commercial paper outstanding at March 31, 2026. Through March 31, 2026, the highest amount outstanding under the commercial paper program and credit facility during 2026 was $735 million. Williams expects to be in compliance with the financial covenants associated with the credit facility for the March 31, 2026, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders from $0.500 per share paid in each quarter of 2025, to $0.525 per share paid in March 2026.
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

Management’s Discussion and Analysis (Continued)
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in Williams’ Consolidated Statement of Cash Flows:

	Cash Flow	Three Months Ended March 31,
	Category	2026	2025
		(Millions)
Sources of cash and cash equivalents:
Proceeds from long-term debt	Financing	$2,768	$1,497
Net cash provided (used) by operating activities	Operating	1,603	1,433
Dispositions – net (Note 3)	Investing	369	—
Proceeds from sale of business (Note 8)	Investing	48	—

Uses of cash and cash equivalents:
Capital expenditures	Investing	(1,359)	(1,012)
Payments of long-term debt	Financing	(1,109)	(853)
Payments of commercial paper – net	Financing	(699)	(132)
Common dividends paid	Financing	(642)	(610)
Dividends and distributions paid to noncontrolling interests	Financing	(67)	(69)
Purchases of and contributions to equity-method investments	Investing	(29)	(163)

Other sources / (uses) – net	Financing and Investing	4	(51)
Increase (decrease) in cash and cash equivalents		$887	$40
Operating activities
The factors that determine Williams’ operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items, such as Depreciation, depletion, and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Net unrealized (gain) loss from commodity derivative instruments, Gain on sale of certain assets, Inventory write-downs, and Amortization of stock-based awards.
Williams’ Net cash provided (used) by operating activities for the three months ended March 31, 2026 increased from the three months ended March 31, 2025 primarily due to higher operating income (excluding noncash items previously discussed), partially offset by unfavorable changes in margin requirements.

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
The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at March 31, 2026 were as follows:

	Total Fair	Maturity
Fair Value Measurements Level (1)	Value	2026	2027 - 2028	2029 - 2030+
	(Millions)
Level 1 (2)	$(219)	$(74)	$(95)	$(50)
Level 2	(149)	(25)	(84)	(40)
Level 3	(69)	(24)	(57)	12
Fair value of contracts outstanding at March 31, 2026	$(437)	$(123)	$(236)	$(78)
_______________
(1)See Note 8 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 9 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Comprehensive Income.
(2)Commodity derivative assets and liabilities exclude $327 million of net cash collateral in Level 1.
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
The VaR associated with Williams’ integrated natural gas trading operations was $12 million at March 31, 2026 and $11 million at December 31, 2025. Williams had the following VaRs for the period shown:

Three Months Ended March 31, 2026
(Millions)
Average	$16
High	41
Low	9
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $18 million at March 31, 2026 and $2 million at December 31, 2025. Williams had the following VaRs for the period shown:

Three Months Ended March 31, 2026
(Millions)
Average	$7
High	18
Low	1
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting
PART II. OTHER INFORMATION
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 10 – Contingencies included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other Litigation
The additional information called for by this Item is provided in Note 10 – Contingencies included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 24, 2026, includes risk factors that could materially affect Williams’, Transco’s, and NWP’s businesses, financial condition, or future results. Those Risk Factors have not materially changed.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	—	$—	—	$1,360,938,325
February 1 - February 28, 2026	—	—	—	1,360,938,325
March 1 - March 31, 2026	—	—	—	1,360,938,325
Total	—		—
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, no director or officer of Williams adopted or terminated a “Rule 10b5-1 trading arrangement,” and no director or officer of Williams adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1§	—
Amended 2024 Performance-Based Restricted Stock Unit Award between The Williams Companies, Inc. and Alan S. Armstrong (filed on March 26, 2026, as Exhibit 10.1 to The Williams Companies, Inc.’s current report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

10.2§	—
Amended Performance-Based Restricted Stock Unit Agreement for awards granted as of February 2025 or later between The Williams Companies, Inc. and Alan S. Armstrong (filed on March 26, 2026, as Exhibit 10.2 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) and incorporated herein by reference).

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
May 4, 2026

Transcontinental Gas Pipe Line Company, LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
May 4, 2026

Northwest Pipeline LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
May 4, 2026