Form 10-Q
period 2026-06-30
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2026-08-03
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

The Williams Companies, Inc.	☐
Transcontinental Gas Pipe Line Company, LLC	☐
Northwest Pipeline LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Williams Companies, Inc.	Yes	☐	No	☑
Transcontinental Gas Pipe Line Company, LLC	Yes	☐	No	☑
Northwest Pipeline LLC	Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

July 30, 2026
The Williams Companies, Inc.	1,223,167,472
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
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
Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions, except per-share amounts)
Revenues:
Service revenues	$2,152	$2,041	$4,358	$4,044
Service revenues – commodity consideration	45	47	91	96
Product sales	762	657	1,899	1,715
Net gain (loss) from commodity derivatives	94	36	(265)	(26)
Total revenues	3,053	2,781	6,083	5,829
Costs and expenses:
Product costs	509	474	1,052	1,089
Net processing commodity expenses	6	4	21	32
Operating and maintenance expenses	597	572	1,162	1,114
Depreciation, depletion, and amortization expenses	592	605	1,176	1,190
General and administrative expenses	180	168	373	362
Gain on sale of certain assets (Note 3)	(12)	—	(194)	—
Other operating (income) expense – net	(1)	13	(10)	3
Total costs and expenses	1,871	1,836	3,580	3,790
Operating income (loss)	1,182	945	2,503	2,039
Equity earnings (losses)	159	142	320	297
Other investing income (loss) – net (Note 3)	134	4	158	12
Interest expense	(371)	(350)	(747)	(699)
Other income (expense) – net	32	16	58	30
Income (loss) before income taxes	1,136	757	2,292	1,679
Less: Provision (benefit) for income taxes	260	174	504	367
Net income (loss)	876	583	1,788	1,312
Less: Net income (loss) attributable to noncontrolling interests	49	37	96	75
Net income (loss) attributable to The Williams Companies, Inc.	827	546	1,692	1,237
Less: Preferred stock dividends	—	—	1	1
Net income (loss) available to common stockholders	$827	$546	$1,691	$1,236
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.68	$.45	$1.38	$1.01
Weighted-average shares (millions)	1,224	1,222	1,223	1,221
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.68	$.45	$1.38	$1.01
Weighted-average shares (millions)	1,225	1,224	1,226	1,224

Comprehensive income (loss):
Net income (loss)	$876	$583	$1,788	$1,312
Other comprehensive income (loss), net of taxes of $— and $1 in 2026 and $(1) and $(1) in 2025	(1)	1	(3)	1
Comprehensive income (loss)	875	584	1,785	1,313
Less: Comprehensive income (loss) attributable to noncontrolling interests	49	37	96	75
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$826	$547	$1,689	$1,238
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	June 30,	December 31,
	2026	2025
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$203	$63
Trade accounts and other receivables (net of allowance of ($1) at June 30, 2026 and December 31, 2025)	1,968	2,084
Inventories	335	314
Assets held for sale (Note 3)	60	318
Derivative assets	159	209
Other current assets and deferred charges	398	256
Total current assets	3,123	3,244
Investments	4,515	4,559
Property, plant, and equipment	65,278	62,010
Accumulated depreciation, depletion, and amortization	(20,868)	(20,014)
Property, plant, and equipment – net	44,410	41,996
Intangible assets – net	6,577	6,763
Regulatory assets, deferred charges, and other	1,985	2,011
Total assets	$60,610	$58,573

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,220	$2,224
Liabilities held for sale (Note 3)	9	63
Derivative liabilities	127	135
Other current liabilities	1,518	1,639
Commercial paper	475	700
Long-term debt due within one year	2,197	1,345
Total current liabilities	6,546	6,106
Long-term debt	28,121	27,316
Deferred income tax liabilities	5,596	5,170
Regulatory liabilities, deferred income, and other	4,979	4,986
Contingent liabilities and commitments (Note 9)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at June 30, 2026 and December 31, 2025; 35 thousand shares issued at June 30, 2026 and December 31, 2025)	35	35
Common stock ($1 par value; 1,470 million shares authorized at June 30, 2026 and December 31, 2025; 1,262 million shares issued at June 30, 2026 and 1,261 million shares issued at December 31, 2025)	1,262	1,261
Capital in excess of par value	24,783	24,801
Retained deficit	(11,834)	(12,237)
Accumulated other comprehensive income (loss)	124	127
Treasury stock, at cost (39 million shares at June 30, 2026 and December 31, 2025 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	13,190	12,807
Noncontrolling interests in consolidated subsidiaries	2,178	2,188
Total equity	15,368	14,995
Total liabilities and equity	$60,610	$58,573
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at March 31, 2026	$35	$1,262	$24,767	$(12,017)	$125	$(1,180)	$12,992	$2,170	$15,162
Net income (loss)	—	—	—	827	—	—	827	49	876
Other comprehensive income (loss)	—	—	—	—	(1)	—	(1)	—	(1)
Cash dividends – common stock ($0.525 per share)	—	—	—	(642)	—	—	(642)	—	(642)
Stock-based compensation and related common stock issuances, net of tax	—	—	16	—	—	—	16	—	16
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(73)	(73)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32	32
Other	—	—	—	(2)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	—	16	183	(1)	—	198	8	206
Balance at June 30, 2026	$35	$1,262	$24,783	$(11,834)	$124	$(1,180)	$13,190	$2,178	$15,368

Balance at March 31, 2025	$35	$1,260	$24,616	$(12,320)	$76	$(1,180)	$12,487	$2,378	$14,865
Net income (loss)	—	—	—	546	—	—	546	37	583
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($0.500 per share)	—	—	—	(611)	—	—	(611)	—	(611)
Stock-based compensation and related common stock issuances, net of tax	—	—	17	—	—	—	17	—	17
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(62)	(62)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	14	14
Other	—	—	—	(2)	—	—	(2)	—	(2)
Net increase (decrease) in equity	—	—	17	(67)	1	—	(49)	(11)	(60)
Balance at June 30, 2025	$35	$1,260	$24,633	$(12,387)	$77	$(1,180)	$12,438	$2,367	$14,805

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2025	$35	$1,261	$24,801	$(12,237)	$127	$(1,180)	$12,807	$2,188	$14,995
Net income (loss)	—	—	—	1,692	—	—	1,692	96	1,788
Other comprehensive income (loss)	—	—	—	—	(3)	—	(3)	—	(3)
Cash dividends – common stock ($1.050 per share)	—	—	—	(1,284)	—	—	(1,284)	—	(1,284)
Stock-based compensation and related common stock issuances, net of tax	—	1	(18)	—	—	—	(17)	—	(17)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(140)	(140)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	32	32
Other	—	—	—	(5)	—	—	(5)	2	(3)
Net increase (decrease) in equity	—	1	(18)	403	(3)	—	383	(10)	373
Balance at June 30, 2026	$35	$1,262	$24,783	$(11,834)	$124	$(1,180)	$13,190	$2,178	$15,368

Balance at December 31, 2024	$35	$1,258	$24,643	$(12,396)	$76	$(1,180)	$12,436	$2,404	$14,840
Net income (loss)	—	—	—	1,237	—	—	1,237	75	1,312
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($1.000 per share)	—	—	—	(1,221)	—	—	(1,221)	—	(1,221)
Stock-based compensation and related common stock issuances, net of tax	—	2	(10)	—	—	—	(8)	—	(8)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(131)	(131)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Other	—	—	—	(7)	—	—	(7)	—	(7)
Net increase (decrease) in equity	—	2	(10)	9	1	—	2	(37)	(35)
Balance at June 30, 2025	$35	$1,260	$24,633	$(12,387)	$77	$(1,180)	$12,438	$2,367	$14,805

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,788	$1,312
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	1,176	1,190
Provision (benefit) for deferred income taxes	492	186
Equity (earnings) losses	(320)	(297)
Distributions from equity-method investees	448	412
Gain on sale of certain assets (Note 3)	(194)	—
Net unrealized (gain) loss from commodity derivative instruments	83	(4)
Gain on disposition of equity-method investments (Note 3)	(127)	—
Inventory write-downs	12	4
Amortization of stock-based awards	39	49
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	106	301
Inventories	(32)	(61)
Other current assets and deferred charges	(23)	(36)
Accounts payable	(240)	(265)
Other current liabilities	(58)	150
Changes in current and noncurrent commodity derivative assets and liabilities	(56)	19
Other, including changes in noncurrent assets and liabilities	(115)	(77)
Net cash provided (used) by operating activities	2,979	2,883
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(224)	(454)
Proceeds from long-term debt	2,790	2,994
Payments of long-term debt	(1,119)	(975)
Payments for debt issuance costs	(33)	(26)
Proceeds from issuance of common stock	8	5
Common dividends paid	(1,284)	(1,221)
Dividends and distributions paid to noncontrolling interests	(140)	(131)
Contributions from noncontrolling interests	32	19
Other – net	(79)	(57)
Net cash provided (used) by financing activities	(49)	154
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(3,193)	(1,984)
Dispositions – net (Note 3)	345	(40)
Proceeds from sale of business (Note 7)	48	—
Proceeds from disposition of equity-method investments (Note 3)	6	—
Purchases of and contributions to equity-method investments	(91)	(179)
Other – net	95	9
Net cash provided (used) by investing activities	(2,790)	(2,194)
Increase (decrease) in cash and cash equivalents	140	843
Cash and cash equivalents at beginning of year	63	60
Cash and cash equivalents at end of period	$203	$903
_________
(1) Increases to property, plant, and equipment	$(3,347)	$(2,041)
Changes in related accounts payable and accrued liabilities	154	57
Capital expenditures	$(3,193)	$(1,984)
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Revenues:
Natural gas transportation service revenues:
Affiliate	$18	$18	$35	$36
Third-party	685	676	1,419	1,348
Natural gas storage service revenues	59	63	117	118
Natural gas product sales:
Affiliate	6	3	12	4
Third-party	21	23	42	40
Other service revenues:
Affiliate	—	1	2	2
Third-party	15	7	24	13
Total revenues	804	791	1,651	1,561

Costs and expenses:
Natural gas product costs:
Affiliate	—	3	3	5
Third-party	27	23	51	39
Operating and maintenance expenses:
Affiliate	42	39	90	84
Third-party	76	78	162	157
Depreciation and amortization expenses	146	166	290	315
General and administrative expenses:
Affiliate	47	43	95	90
Third-party	9	10	20	20
Taxes, other than income taxes	31	31	64	61
Other operating (income) expense – net	5	15	9	21
Total costs and expenses	383	408	784	792

Operating income (loss)	421	383	867	769

Interest expense	(83)	(81)	(169)	(162)
Interest income:
Affiliate	10	6	20	12
Third-party	1	1	3	3
Allowance for equity and borrowed funds used during construction (AFUDC)	17	6	29	15
Other income (expense) – net	1	(1)	1	(2)
Net income (loss)	$367	$314	$751	$635

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	June 30,	December 31,
	2026	2025
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	900	954
Trade	260	306
Affiliates	10	7
Other	42	23
Inventories	97	82
Regulatory assets	146	126
Other current assets and deferred charges	32	24
Total current assets	1,487	1,522

Property, plant, and equipment	21,562	21,012
Accumulated depreciation and amortization	(6,580)	(6,404)
Property, plant, and equipment – net	14,982	14,608
Regulatory assets	245	268
Deferred charges and other	472	466
Total assets	$17,186	$16,864

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$351	$225
Affiliates	48	62
Regulatory liabilities	106	93
Accrued interest	69	53
Reserve for rate refunds (Note 9)	—	179
Accrual for litigation settlement (Note 9)	—	75
Other current liabilities	204	143
Asset retirement obligations	57	41
Long-term debt due within one year	247	246
Total current liabilities	1,082	1,117
Long-term debt	5,643	5,642
Regulatory liabilities	905	914
Asset retirement obligations	548	573
Deferred income and other	287	227
Contingent liabilities and commitments (Note 9)

Member’s equity:
Member’s capital	5,363	5,088
Retained earnings	3,358	3,303
Total member’s equity	8,721	8,391
Total liabilities and member’s equity	$17,186	$16,864
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Member’s Capital:
Balance at beginning of period	$5,363	$5,088	$5,088	$5,088
Cash contributions from parent	—	—	275	—
Balance at end of period	5,363	5,088	5,363	5,088
Retained Earnings:
Balance at beginning of period	3,349	3,292	3,303	3,217
Net income	367	314	751	635
Cash distributions to parent	(358)	(360)	(696)	(606)
Balance at end of period	3,358	3,246	3,358	3,246
Total Member’s Equity	$8,721	$8,334	$8,721	$8,334

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$751	$635
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	290	315
Allowance for equity funds used during construction (equity AFUDC)	(23)	(12)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	(3)	17
Trade and other accounts receivable	27	(29)
Inventories	(15)	(3)
Regulatory assets	(20)	(50)
Other current assets and deferred charges	(8)	(3)
Trade accounts payable	(22)	(17)
Affiliate payables	(14)	(13)
Reserve for rate refunds (Note 9)	(179)	86
Other current liabilities	88	75
Other, including changes in noncurrent assets and liabilities	(19)	(14)
Net cash provided (used) by operating activities	853	987
FINANCING ACTIVITIES:
Proceeds from other financing obligations	22	2
Payments on other financing obligations	(19)	(17)
Payments for debt issuance costs	(1)	—
Cash distributions to parent	(696)	(606)
Cash contributions from parent	275	—
Net cash provided (used) by financing activities	(419)	(621)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(524)	(405)
Contributions and advances for construction costs	31	16
Dispositions – net	(50)	(47)
Advances to affiliate – net	54	83
Purchase of asset retirement obligations trust investments	(19)	(27)
Proceeds from sale of asset retirement obligations trust investments	74	14
Net cash provided (used) by investing activities	(434)	(366)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(591)	$(390)
Changes in related accounts payable and accrued liabilities	67	(15)
Capital expenditures	$(524)	$(405)
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Revenues:
Natural gas transportation service revenues	$112	$107	$226	$212
Natural gas storage service revenues	3	4	7	8
Other service revenues	3	2	5	4
Total revenues	118	113	238	224

Costs and expenses:
Operating and maintenance expenses:
Affiliate	14	11	28	25
Third-party	15	13	24	20
Depreciation and amortization expenses	31	30	61	59
General and administrative expenses:
Affiliate	10	10	20	20
Third-party	2	1	5	4
Taxes, other than income taxes	4	4	8	8
Other operating (income) expense – net	(5)	(4)	(10)	(10)
Total costs and expenses	71	65	136	126

Operating income (loss)	47	48	102	98

Interest expense	(9)	(7)	(17)	(14)
Interest income:
Affiliate	2	1	4	1
Third-party	2	—	3	1
Allowance for equity and borrowed funds used during construction (AFUDC)	4	2	6	4
Other income (expense) – net	1	1	1	1
Net income (loss)	$47	$45	$99	$91

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	June 30,	December 31,
	2026	2025
	(Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	212	218
Trade	39	41
Other	8	1
Inventories	10	9
Regulatory assets	4	3
Other current assets and deferred charges	4	8
Total current assets	277	280

Property, plant, and equipment	4,542	4,434
Accumulated depreciation and amortization	(2,243)	(2,164)
Property, plant, and equipment – net	2,299	2,270
Regulatory assets	92	80
Deferred charges and other	34	30
Total assets	$2,702	$2,660

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Payables:
Trade	$48	$39
Affiliates	13	12
Regulatory liabilities	20	20
Other current liabilities	39	32
Long-term debt due within one year	499	—
Total current liabilities	619	103
Long-term debt	250	748
Regulatory liabilities	198	225
Asset retirement obligations	156	152
Deferred income and other	9	5
Contingent liabilities and commitments (Note 9)

Member’s Equity:
Member’s capital	1,328	1,305
Retained earnings	142	122
Total member’s equity	1,470	1,427
Total liabilities and member’s equity	$2,702	$2,660
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Member’s Capital:
Balance at beginning of period	$1,328	$1,159	$1,305	$1,074
Cash contributions from parent	—	46	25	131
Noncash return of capital	—	—	(2)	—
Balance at end of period	1,328	1,205	1,328	1,205
Retained Earnings:
Balance at beginning of period	145	111	122	89
Net income	47	45	99	91
Cash distributions to parent	(50)	(40)	(79)	(64)
Balance at end of period	142	116	142	116
Total Member’s Equity	$1,470	$1,321	$1,470	$1,321

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$99	$91
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	61	59
Allowance for equity funds used during construction (equity AFUDC)	(5)	(3)
Cash provided (used) by changes in current assets and liabilities:
Trade and other accounts receivable	(5)	3
Other current assets and deferred charges	2	1
Trade accounts payable	1	(2)
Affiliate payables	(1)	(4)
Other current liabilities	(2)	(3)
Other, including changes in noncurrent assets and liabilities	(21)	(26)
Net cash provided (used) by operating activities	129	116
FINANCING ACTIVITIES:
Cash distributions to parent	(79)	(64)
Cash contributions from parent	25	131
Advances from affiliate – net	—	(26)
Net cash provided (used) by financing activities	(54)	41
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(79)	(92)
Contributions and advances for construction costs	4	5
Dispositions – net	(6)	(6)
Advances to affiliate – net	6	(64)
Net cash provided (used) by investing activities	(75)	(157)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(93)	$(89)
Changes in related accounts payable and accrued liabilities	14	(3)
Capital expenditures	$(79)	$(92)
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
West is comprised of Williams’ gas gathering, processing, and treating operations in the Denver-Julesberg Basin (DJ Basin) and Piceance regions of Colorado, the southwest and Wamsutter regions of Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, and the Haynesville Shale region of east Texas and northwest Louisiana. In the first quarter of 2026, the Anadarko basin gathering assets in the Mid-Continent region were sold (see Note 3 – Divestitures). This segment also includes Williams’ NGL storage facilities, an undivided 50 percent interest in a NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL).
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
Accounting Standards Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public entities to disclose additional information in the notes to financial statements for certain types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales or general and administrative expenses). The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years beginning after December 15, 2027, with early adoption permitted. The impact of this standard is currently being evaluated.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations, which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The impact of this standard is currently being evaluated and is expected to primarily relate to NWP's compliance with the Washington State Climate Commitment Act.
Note 2 – Variable Interest Entities
Consolidated VIEs
As of June 30, 2026, Williams consolidated the following VIEs:
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

Notes (Continued)
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	June 30,	December 31,
	2026	2025
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$183	$53
Trade accounts and other receivables	170	155
Inventories	7	6
Other current assets and deferred charges	3	5
Property, plant, and equipment – net	4,406	4,412
Intangible assets – net	1,777	1,831
Regulatory assets, deferred charges, and other	21	23
Accounts payable	(61)	(56)
Other current liabilities	(32)	(19)
Regulatory liabilities, deferred income, and other	(76)	(78)
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs due primarily to its limited participating rights as a minority equity holder. Williams’ maximum exposure to loss is limited to the carrying value of these investments (included within Investments in the Consolidated Balance Sheet), which totaled $617 million at June 30, 2026. Included in this total is Williams’ investment in Louisiana LNG and Cogentrix (discussed below).
Louisiana LNG
Williams owns a 10 percent interest in Louisiana LNG, which is a VIE because completion of the LNG facilities will require additional subordinated financial support from its equity holders in the form of capital contributions. At June 30, 2026, the carrying value of our investment in Louisiana LNG was $289 million. Our maximum exposure to loss is limited to the carrying value of our investment. The total remaining cost of the project is expected to be funded with capital contributions from Williams and the other equity partners on a proportional basis.
Cogentrix
The Cogentrix investment represents an approximate 10 percent indirect interest in 11 natural gas power plants. Williams’ investment is accounted for under the equity-method within the Gas & NGL Marketing Services segment, while the investee is considered an investment company, which requires accounting for its investments at fair value. Williams’ equity earnings from Cogentrix reflect its share of the operating expenses and fair value changes recorded by the investee. The current carrying value reflects the favorable impact to fair value of an announced agreement to sell a significant portion of the underlying power plant assets. The Cogentrix investment is a VIE due primarily to our limited participation rights to direct Cogentrix’s activities. At June 30, 2026, the carrying value of our investment in Cogentrix was $289 million. Our maximum exposure to loss is limited to the carrying value of our investment.

Notes (Continued)
Note 3 – Divestitures
Sale of Permian Interests
Consolidated Permian Gathering Assets
In June 2026, Williams signed an agreement to sell certain gas gathering assets in the Permian basin within its West segment. This disposal group was classified as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, at June 30, 2026. Williams expects to recognize a gain upon closing in the third quarter of 2026. The results of operations for this disposal group were not significant for the reporting periods.
Brazos Permian II Equity-Method Investment
In June 2026, Williams completed the sale of an equity-method investment in Brazos Permian II, LLC within its West segment for total consideration of $143 million, resulting in the recognition of a $127 million gain reflected in Other investing income (loss) – net. The consideration received consisted primarily of publicly traded limited partner units of the acquirer measured at fair value on the transaction date. The limited partner units are classified as Level 1 within the fair value hierarchy and are remeasured at fair value each reporting period, with changes in fair value recognized in earnings (see Note 7 – Fair Value Measurements and Guarantees). Williams is required to hold the limited partner units for a minimum of six months following closing.
Sale of Mid-Continent Gathering Assets
In February 2026, Williams closed on the sale of certain gas gathering assets in the Mid-Continent region within its West segment for total consideration of $48 million. This disposal group was classified as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, at December 31, 2025 and an impairment was recognized (see Note 7 – Fair Value Measurements and Guarantees). The results of operations for this disposal group were not significant for the reporting periods.
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in upstream operations within Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Williams classified this disposal group as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, at December 31, 2025. The transaction closed on January 30, 2026, and as a result of the sale Williams recognized a gain of $182 million in the first quarter of 2026 and an additional gain of $12 million in the second quarter of 2026 within Other. The gain is reflected in Gain on sale of certain assets, and the proceeds are reflected in Dispositions – net. The results of operations for this disposal group, excluding the gains noted, were not significant for the reporting periods.

Notes (Continued)
Note 4 – Revenue Recognition
Revenue by Category
The following tables present Williams’ revenue disaggregated by major service line:

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended June 30, 2026
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$944	$—	$—	$—	$—	$(19)	$925
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	261	490	469	—	—	(68)	1,152
Commodity consideration	23	1	21	—	—	—	45
Other	12	26	6	—	—	(6)	38
Total service revenues	1,240	517	496	—	—	(93)	2,160
Product sales	129	17	228	1,096	138	(389)	1,219
Total revenues from contracts with customers	1,369	534	724	1,096	138	(482)	3,379
Other revenues (1)	16	13	—	537	13	(1)	578
Other adjustments (2)	—	—	—	(995)	—	91	(904)
Total revenues	$1,385	$547	$724	$638	$151	$(392)	$3,053

Three Months Ended June 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$927	$—	$—	$—	$—	$(21)	$906
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	226	460	441	—	—	(55)	1,072
Commodity consideration	28	—	19	—	—	—	47
Other	13	25	5	—	—	(5)	38
Total service revenues	1,194	485	465	—	—	(81)	2,063
Product sales	108	44	210	1,213	137	(397)	1,315
Total revenues from contracts with customers	1,302	529	675	1,213	137	(478)	3,378
Other revenues (1)	10	12	1	596	53	(1)	671
Other adjustments (2)	—	—	—	(1,420)	—	152	(1,268)
Total revenues	$1,312	$541	$676	$389	$190	$(327)	$2,781

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Six Months Ended June 30, 2026
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,940	$—	$—	$—	$—	$(39)	$1,901
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	505	958	968	—	—	(135)	2,296
Commodity consideration	49	1	41	—	—	—	91
Other	47	50	13	—	—	(13)	97
Total service revenues	2,541	1,009	1,022	—	—	(187)	4,385
Product sales	258	56	458	3,473	281	(814)	3,712
Total revenues from contracts with customers	2,799	1,065	1,480	3,473	281	(1,001)	8,097
Other revenues (1)	27	25	(1)	1,733	(21)	(2)	1,761
Other adjustments (2)	—	—	—	(4,034)	—	259	(3,775)
Total revenues	$2,826	$1,090	$1,479	$1,172	$260	$(744)	$6,083

Six Months Ended June 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$1,847	$—	$—	$—	$—	$(41)	$1,806
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	418	922	871	—	—	(100)	2,111
Commodity consideration	51	1	44	—	—	—	96
Other	30	49	12	—	—	(10)	81
Total service revenues	2,346	972	927	—	—	(151)	4,094
Product sales	223	101	474	3,269	292	(888)	3,471
Total revenues from contracts with customers	2,569	1,073	1,401	3,269	292	(1,039)	7,565
Other revenues (1)	15	23	—	1,696	26	(2)	1,758
Other adjustments (2)	—	—	—	(3,865)	—	371	(3,494)
Total revenues	$2,584	$1,096	$1,401	$1,100	$318	$(670)	$5,829

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

Notes (Continued)
Contract Assets
The following tables present a reconciliation of contract assets:

	Three Months Ended June 30,
	Williams		Transco		NWP
	2026	2025	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$112	$104	$13	$14	$24	$22
Revenue recognized in excess of amounts invoiced	20	28	—	—	—	1
Minimum volume commitments invoiced	(6)	(30)	—	(1)	—	—
Amortization of contract assets	(13)	—	(1)	—	—	—
Balance at end of period	$113	$102	$12	$13	$24	$23

	Six Months Ended June 30,
	Williams		Transco		NWP
	2026	2025	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$109	$98	$13	$10	$24	$21
Revenue recognized in excess of amounts invoiced	37	58	—	4	—	3
Minimum volume commitments invoiced	(10)	(53)	—	(1)	—	—
Amortization of contract assets	(23)	(1)	(1)	—	—	(1)
Balance at end of period	$113	$102	$12	$13	$24	$23

Notes (Continued)
Contract Liabilities
The following tables present a reconciliation of contract liabilities:

	Three Months Ended June 30,
	Williams		Transco
	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$917	$1,016	$160	$171
Payments received and deferred	86	86	—	—
Liabilities acquired and other additions	—	23	—	—
Significant financing component	1	2	—	—
Recognized in revenue	(72)	(73)	(3)	(3)
Balance at end of period	$932	$1,054	$157	$168

	Six Months Ended June 30,
	Williams		Transco
	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$948	$1,046	$163	$173
Payments received and deferred	127	120	—	—
Liabilities acquired and other additions	—	23	—	—
Significant financing component	3	4	—	—
Recognized in revenue	(146)	(139)	(6)	(5)
Balance at end of period	$932	$1,054	$157	$168
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied as of June 30, 2026:

	Contract Liabilities
	Williams	Transco
	(Millions)
2026 (six months)	$110	$5
2027 (one year)	165	11
2028 (one year)	130	11
2029 (one year)	98	10
2030 (one year)	72	10
Thereafter	357	110
Total	$932	$157

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
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of June 30, 2026, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to June 30, 2026, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of June 30, 2026:

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2026 (six months)	$2,271	$1,511	$201
2027 (one year)	4,425	2,877	399
2028 (one year)	3,968	2,635	375
2029 (one year)	3,379	2,222	349
2030 (one year)	2,800	1,842	343
Thereafter	13,892	10,055	1,930
Total	$30,735	$21,142	$3,597
Accounts Receivable
The following is a summary of Williams’ Trade accounts and other receivables:

	June 30, 2026	December 31, 2025
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,557	$1,532
Receivables from derivatives	148	444
Other accounts receivable	263	108
Trade accounts and other receivables	$1,968	$2,084
Transco and NWP receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates. Receivables that are not related to contracts with customers are included within Receivables - Advances to affiliate and Receivables - Other.

Notes (Continued)
Note 5 – Provision (Benefit) for Income Taxes
Williams’ Provision (benefit) for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Current:
Federal	$(6)	$84	$(3)	$163
State	9	11	15	18
	3	95	12	181
Deferred:
Federal	226	63	430	152
State	31	16	62	34
	257	79	492	186
Provision (benefit) for income taxes	$260	$174	$504	$367
The effective income tax rates for the total provision (benefit) for the three and six months ended June 30, 2026 and 2025, are greater than the federal statutory rate, primarily due to the effect of state income taxes.
Note 6 – Debt and Banking Arrangements
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
Credit Facilities
On May 19, 2026, Williams, along with Transco and NWP, entered into a second amended and restated credit agreement (Williams Credit Agreement) with the lenders named therein and the administrative agent that provides for aggregate commitments of up to $3.75 billion, with the ability to increase such commitments by up to an additional $500 million under certain circumstances, not to exceed $4.25 billion in total. The Williams Credit Agreement was effective on May 19, 2026 and matures on May 19, 2031, and permits an additional one‑year maturity extension up to two times, subject to specified conditions. The facility also permits swing line loans of up to $200 million and letters of credit commitments of up to $500 million. Transco and NWP are each able to borrow up to $500 million under the facility, subject to availability.
On May 19, 2026, Williams, along with Transco and NWP, also entered into a 364-day credit agreement (364-Day Credit Agreement, and together with the Williams Credit Agreement, the Credit Agreements) with the lenders named therein and the administrative agent that provides for aggregate commitments of up to $1 billion with the ability to increase such commitments by up to an additional $150 million under certain circumstances. However, at no time may the aggregate commitments under the 364-Day Credit Agreement exceed $1.15 billion. The facility matures 364 days after the effective date of the 364-Day Credit Agreement (364-Day Maturity Date). The Borrowers may request, prior to the 364-Day Maturity Date, that the revolving loans under the 364-Day Credit Agreement be converted on the 364-Day Maturity Date into term loans that mature one year after the 364-Day Maturity Date, subject to certain conditions. Transco and NWP are each subject to a $100 million borrowing sublimit.
The Credit Agreements contain the following terms and conditions:
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
•If an event of default with respect to a borrower occurs under the Credit Agreements, the lenders will be able to terminate the commitments for the respective borrowers and accelerate the maturity of the loans of the defaulting borrower under the applicable credit facility and exercise other rights and remedies.
•Other than swing line loans, each time funds are borrowed, the applicable borrower may choose from two methods of calculating interest based on either a fluctuating or periodic fixed base rate, plus an applicable margin. Williams is required to pay a commitment fee based on the unused portion of the applicable Credit Agreements. The applicable margin is determined by reference to a pricing schedule based on the applicable borrower’s senior unsecured long-term debt ratings and the commitment fee is determined by reference to a pricing schedule based on Williams’ senior unsecured long-term debt ratings.
Significant financial covenants under the Credit Agreements require Williams’ ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), each as defined, to be no greater than 5.0 to 1.0, except that for any fiscal quarter in which the funding of the purchase price for an acquisition (whether effectuated as one or a series of related transactions) with an aggregate purchase price of $25 million or more has been effected, and the following two fiscal quarters (in each case subject to certain limitations), the ratio of debt to EBITDA is to be no greater than 5.5 to 1.

Notes (Continued)
The ratio of debt to capitalization (defined as net worth plus debt), each as defined, must be no greater than 65 percent for each of Transco and NWP.

	June 30, 2026
	Stated Capacity	Outstanding
	(Millions)
Williams Credit Agreement (1)(2)	$3,750	$—
364-Day Credit Agreement (2)	1,000	—
Letters of credit under certain bilateral bank agreements		15
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.
(2)    Williams expects to be in compliance with the associated covenants for the June 30, 2026, reporting period.
Commercial Paper Program
At June 30, 2026, $475 million commercial paper was outstanding at a weighted-average interest rate of 3.94 percent under Williams’ $3.5 billion commercial paper program.

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at June 30, 2026:
Measured on a recurring basis:
ARO Trust - Transco	$321	$321	$321	$—	$—
Commodity derivative assets (1)	266	631	392	98	141
Commodity derivative liabilities (1)	(309)	(919)	(536)	(213)	(170)
Equity securities	123	123	123	—	—
Additional disclosures:
Guarantees	(34)	(26)	—	(10)	(16)
Debt by issuer, including current portion:
Williams	(23,300)	(22,875)	—	(22,875)	—
Transco	(5,890)	(5,827)	—	(5,827)	—
NWP	(749)	(747)	—	(747)	—
MountainWest	(379)	(386)	—	(386)	—
Total debt	(30,318)	(29,835)	—	(29,835)	—

Assets (liabilities) at December 31, 2025:
Measured on a recurring basis:
ARO Trust - Transco	$356	$356	$356	$—	$—
Commodity derivative assets (1)	336	722	431	158	133
Commodity derivative liabilities (1)	(340)	(915)	(497)	(270)	(148)
Additional disclosures:
Guarantees	(35)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(21,649)	(21,556)	—	(21,556)	—
Transco	(5,888)	(5,941)	—	(5,941)	—
NWP	(748)	(747)	—	(747)	—
MountainWest	(376)	(385)	—	(385)	—
Total debt	(28,661)	(28,629)	—	(28,629)	—

(1)The carrying amount is presented net of counterparty offsetting arrangements and collateral (see Note 8 – Commodity Derivatives).

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
Investments within the ARO Trust were as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money market fund	$3	$3	$34	$34
U.S. equity funds	38	145	53	169
International equity fund	32	58	32	51
Municipal bond fund	117	115	104	102
Total	$190	$321	$223	$356
Commodity derivatives
Williams’ commodity derivatives include exchange-traded contracts and over-the-counter (OTC) contracts, which consist of physical forwards, futures, and swaps that are measured at fair value on a recurring basis. Williams also has other derivatives related to asset management agreements and other contracts that require physical delivery. Derivatives classified as Level 1 are valued using New York Mercantile Exchange (NYMEX) futures prices. Derivatives classified as Level 2 are valued using basis transactions that represent the cost to transport natural gas from a NYMEX delivery point to the contract delivery point. These transactions are based on quotes obtained either through electronic trading platforms or directly from brokers. Derivatives classified as Level 3 are valued using a combination of observable and unobservable inputs. See Note 8 – Commodity Derivatives for additional information.
Equity securities
Williams has certain investments in equity securities consisting of publicly traded limited partner units that are actively traded on the New York Stock Exchange (see Note 3 – Divestitures). These equity securities are classified as Level 1 within the fair value hierarchy and are measured at fair value on a recurring basis using quoted market prices. Changes in fair value are recognized in Other investing income (loss) – net and the fair value is reported in Other current assets and deferred charges.

Notes (Continued)
Additional Fair Value Disclosures
Guarantees
Guarantees primarily consist of a guarantee Williams has provided in the event of nonpayment by a previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is approximately $20 million at June 30, 2026. The exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring Fair Value Measurements
In December 2025, Williams’ management approved a plan to sell certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025. Accordingly, the disposal group, inclusive of Intangible assets – net, was measured at fair value using the expected sales price under a third-party contract, resulting in a fourth quarter 2025 impairment charge of $176 million within the West segment. Using these inputs, the fair value of the disposal group was measured at $48 million and classified within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net were determined using a market approach incorporating indications of interest from third parties. This disposal group was sold in the first quarter of 2026 (see Note 3 – Divestitures).
Note 8 – Commodity Derivatives
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

Notes (Continued)
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
Volumes
At June 30, 2026, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	940,413,340
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(32,484,566)
Basis Risk	Natural Gas	MMBtu	488,887,861
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(2,910,000)
Basis Risk	Natural Gas Liquids	Barrels	(350,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(860,000)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	June 30, 2026		December 31, 2025
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$412	$(525)	$494	$(535)
Noncurrent	219	(394)	228	(380)
Total commodity derivatives	631	(919)	722	(915)
Counterparty and collateral netting offset	(365)	610	(386)	575
Amounts recognized in Williams’ Consolidated Balance Sheet	$266	$(309)	$336	$(340)

Notes (Continued)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(47)	$12	$(181)	$(28)
Unrealized	141	24	(84)	2
	$94	$36	$(265)	$(26)

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$(2)	$(1)	$(3)	$(2)
Unrealized	1	12	1	2
	$(1)	$11	$(2)	$—
Total net gain (loss) from commodity derivatives	$93	$47	$(267)	$(26)
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At June 30, 2026, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $60 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At June 30, 2026 and December 31, 2025, net cash collateral held on deposit in broker margin accounts was $245 million and $189 million, respectively.
Note 9 – Contingencies
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

Notes (Continued)
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
Rate Matters
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and accrued a related liability for rate refunds. Transco filed with the FERC in October 2025 for approval of the settlement. On December 30, 2025, the FERC approved the settlement which became effective March 1, 2026. A total net amount of $221 million was refunded in April 2026.
Construction Litigation
In February 2025, Transco received an adverse judgment related to litigation in the United States Bankruptcy Court for the District of Delaware involving a contractor that performed construction services for Transco’s Atlantic Sunrise project, which was completed in 2018. The total judgment award included amounts for unpaid invoices, interest, and attorney fees. During the fourth quarter of 2025, Transco reached an agreement in principle with the contractor to settle all aspects of the case. Transco accrued a related liability, capitalizing the amount of the settlement in principle. On March 27, 2026, the court approved the settlement and on April 14, 2026, the settlement was paid. Transco recovered $22 million of the settlement amount paid from the co-owner of the project in May 2026.
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
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under

Notes (Continued)
environmental laws. At June 30, 2026, Williams has accrued liabilities totaling $37 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At June 30, 2026, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls (PCBs), mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party (PRP) at various Superfund waste sites. At June 30, 2026, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expects to recover approximately $3 million through rates.
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At June 30, 2026, Williams has accrued liabilities totaling $7 million for these costs.
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At June 30, 2026, Williams has accrued environmental liabilities of $19 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as PCBs and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of its sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at its Eminence storage facility. At June 30, 2026, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.
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

Notes (Continued)
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of June 30, 2026, six meter stations are still being remediated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of June 30, 2026, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at June 30, 2026 for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
At June 30, 2026 and December 31, 2025, totals of $86 million and $72 million, respectively, were included in Regulatory assets and were comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At June 30, 2026 and December 31, 2025, $4 million and $6 million respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $2 million for the six months ended June 30, 2026 and 2025, were reflected in Other income (expense) – net.
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

Notes (Continued)
At June 30, 2026, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
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
Note 10 – Segment Disclosures
Williams
Williams’ four reportable segments are Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. All remaining business activities are included in Other. (See Note 1 – Description of Business and Basis of Presentation.)
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

Notes (Continued)
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
	(Millions)
Three Months Ended June 30, 2026
Segment revenues:
Service revenues
External	$1,214	$526	$408	$—	$2,148
Internal	23	3	68	—	94
Total service revenues	1,237	529	476	—	2,242
Total service revenues – commodity consideration	23	1	21	—	45
Product sales
External	25	7	30	623	685
Internal	104	10	198	(75)	237
Total product sales	129	17	228	548	922
Net gain (loss) from commodity derivatives
Realized	(4)	—	(1)	(29)	(34)
Unrealized	—	—	—	119	119
Total net gain (loss) from commodity derivatives (2)	(4)	—	(1)	90	85
Total revenues of reportable segments	$1,385	$547	$724	$638	$3,294
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(135)	(18)	(219)	(507)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	1
Operating and administrative expenses (3)	(300)	(109)	(166)	(18)
Recoverable power, transportation, and storage costs (4)	(53)	(47)	(16)	—
Other segment income (expenses) - net (5)	26	(1)	1	(1)
Proportional Modified EBITDA of equity-method investments	36	168	35	10
Total Modified EBITDA of reportable segments	$959	$540	$359	$123	$1,981
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					86
Gain on sale of certain upstream assets (Note 3)					12
Depreciation, depletion, and amortization expenses					(592)
Equity earnings (losses)					159
Other investing income (loss) - net (Note 3)					134
Interest expense					(371)
Accretion expense associated with AROs for nonregulated operations					(24)
Proportional Modified EBITDA of equity-method investments					(249)
Income (loss) before income taxes					$1,136

Additions to long-lived segment assets	$1,556	$20	$42	$1	$1,619

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Three Months Ended June 30, 2025
Segment revenues:
Service revenues
External	$1,150	$494	$393	$—	$2,037
Internal	26	3	53	—	82
Total service revenues	1,176	497	446	—	2,119
Total service revenues – commodity consideration	28	—	19	—	47
Product sales
External	31	17	31	529	608
Internal	77	27	179	(126)	157
Total product sales	108	44	210	403	765
Net gain (loss) from commodity derivatives
Realized	—	—	1	2	3
Unrealized	—	—	—	(16)	(16)
Total net gain (loss) from commodity derivatives (2)	—	—	1	(14)	(13)
Total revenues of reportable segments	$1,312	$541	$676	$389	$2,918
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(119)	(38)	(201)	(421)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	12
Operating and administrative expenses (3)	(286)	(113)	(150)	(19)
Recoverable power, transportation, and storage costs (4)	(55)	(41)	(15)	—
Other segment income (expenses) - net (5)	2	(2)	(1)	1
Proportional Modified EBITDA of equity-method investments	37	154	32	8
Total Modified EBITDA of reportable segments	$891	$501	$341	$(30)	$1,703
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					118
Depreciation, depletion, and amortization expenses					(605)
Equity earnings (losses)					142
Other investing income (loss) - net					4
Interest expense					(350)
Accretion expense associated with AROs for nonregulated operations					(24)
Proportional Modified EBITDA of equity-method investments					(231)
Income (loss) before income taxes					$757

Additions to long-lived segment assets	$725	$54	$238	$1	$1,018

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)
Six Months Ended June 30, 2026
Segment revenues:
Service revenues
External	$2,476	$1,026	$848	$—	$4,350
Internal	48	7	134	—	189
Total service revenues	2,524	1,033	982	—	4,539
Total service revenues – commodity consideration	49	1	41	—	91
Product sales
External	61	22	71	1,618	1,772
Internal	197	34	387	(217)	401
Total product sales	258	56	458	1,401	2,173
Net gain (loss) from commodity derivatives
Realized	(5)	—	(2)	(156)	(163)
Unrealized	—	—	—	(73)	(73)
Total net gain (loss) from commodity derivatives (2)	(5)	—	(2)	(229)	(236)
Total revenues of reportable segments	$2,826	$1,090	$1,479	$1,172	$6,567
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(271)	(57)	(438)	(985)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	1
Operating and administrative expenses (3)	(582)	(212)	(315)	(52)
Recoverable power, transportation, and storage costs (4)	(125)	(97)	(36)	—
Other segment income (expenses) - net (5)	48	4	5	(1)
Proportional Modified EBITDA of equity-method investments	73	336	71	28
Total Modified EBITDA of reportable segments	$1,969	$1,064	$766	$163	$3,962
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					136
Gain on sale of certain upstream assets (Note 3)					194
Depreciation, depletion, and amortization expenses					(1,176)
Equity earnings (losses)					320
Other investing income (loss) - net (Note 3)					158
Interest expense					(747)
Accretion expense associated with AROs for nonregulated operations					(47)
Proportional Modified EBITDA of equity-method investments					(508)
Income (loss) before income taxes					$2,292

Additions to long-lived segment assets	$2,986	$43	$108	$1	$3,138

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)

Six Months Ended June 30, 2025
Segment revenues:
Service revenues
External	$2,263	$987	$786	$—	$4,036
Internal	48	7	98	—	153
Total service revenues	2,311	994	884	—	4,189
Total service revenues – commodity consideration	51	1	44	—	96
Product sales
External	57	35	71	1,461	1,624
Internal	166	66	403	(319)	316
Total product sales	223	101	474	1,142	1,940
Net gain (loss) from commodity derivatives
Realized	(1)	—	(1)	(33)	(35)
Unrealized	—	—	—	(9)	(9)
Total net gain (loss) from commodity derivatives (2)	(1)	—	(1)	(42)	(44)
Total revenues of reportable segments	$2,584	$1,096	$1,401	$1,100	$6,181
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(242)	(90)	(455)	(934)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	2
Operating and administrative expenses (3)	(556)	(219)	(302)	(58)
Recoverable power, transportation, and storage costs (4)	(125)	(83)	(29)	—
Other segment income (expenses) - net (5)	15	(2)	10	1
Proportional Modified EBITDA of equity-method investments	73	313	70	11
Total Modified EBITDA of reportable segments	$1,749	$1,015	$695	$122	$3,581
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					193
Depreciation, depletion, and amortization expenses					(1,190)
Equity earnings (losses)					297
Other investing income (loss) - net					12
Interest expense					(699)
Accretion expense associated with AROs for nonregulated operations					(48)
Proportional Modified EBITDA of equity-method investments					(467)
Income (loss) before income taxes					$1,679

Additions to long-lived segment assets	$1,027	$113	$795	$1	$1,936

As of June 30, 2026
Equity-method investments by reportable segment	$537	$3,183	$432	$289	$4,441
Segment assets	$29,057	$12,279	$12,163	$308	$53,807

As of December 31, 2025
Equity-method investments by reportable segment	$512	$3,236	$460	$292	$4,500
Segment assets	$26,515	$12,533	$12,398	$317	$51,763
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
Transco
Transco manages and evaluates its business as one single reportable segment. Transco’s CODM is the Senior Vice President, Transmission, Power & Gulf. Transco’s CODM determines resource allocation and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
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
NWP
NWP manages and evaluates its business as one single reportable segment. NWP’s CODM is the Senior Vice President, Transmission, Power & Gulf. NWP’s CODM determines resource allocation and evaluates segment operating performance based upon Net income (loss) as reported on the Statement of Net Income.
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
Note 11 – Subsequent Events
Momentum Midstream Acquisition
In July 2026, Williams agreed to acquire M6 Midstream LLC (Momentum) for total consideration up to $5.5 billion, including approximately $2 billion of Williams common stock, subject to certain holding restrictions. Momentum’s assets in the Haynesville Shale region include 6 Bcf/d of gathering capacity and 4 Bcf/d of pipeline capacity. The transaction is expected to close later this year, subject to customary closing conditions and regulatory approvals.
Power Innovation Joint Venture
In July 2026, Williams sold a 49 percent noncontrolling interest in five power innovation projects, Socrates, Apollo, Aquila, Socrates the Younger, and Neo, to an investor in exchange for $5.34 billion of committed capital. The initial July 2026 contribution of approximately $3.75 billion is expected to increase both Capital in excess of

Notes (Continued)
par value and Noncontrolling interests in consolidated subsidiaries, reflecting the change in Williams’ ownership interest while retaining control as an equity transaction. The balance of the committed capital is expected to be received through early 2027. Cash distributions will generally align with ownership percentages and distributions to the investor in excess of a target return will serve to reduce its investment balance. In addition, Williams has a buyout right between years 7 and 14 based on the investor’s outstanding investment balance, preserving Williams’ long-term upside in the projects.

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
Consistent with the manner in which Williams’ CODM evaluates performance and allocates resources, Williams’ operations are conducted, managed, and presented within the following reportable segments: Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services (See Note 1 – Description of Business and Basis of Presentation). All remaining business activities, including upstream operations and corporate activities, are included in Other.
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
Dividends
In June 2026, Williams paid a regular quarterly dividend of $0.525 per share.
Overview of Six Months Ended June 30, 2026
Net income (loss) attributable to The Williams Companies, Inc. for the six months ended June 30, 2026, increased $455 million compared to the six months ended June 30, 2025. Further discussion of the results is found in this report in the Results of Operations.

Management’s Discussion and Analysis (Continued)
Recent Developments
Momentum Midstream Acquisition
In July 2026, Williams agreed to acquire Momentum for total consideration up to $5.5 billion, including approximately $2 billion of Williams common stock, subject to certain holding restrictions. Momentum’s assets in the Haynesville Shale region include 6 Bcf/d of gathering capacity and 4 Bcf/d of pipeline capacity. The transaction is expected to close later this year, subject to customary closing conditions and regulatory approvals.
Power Innovation Joint Venture
In July 2026, Williams sold a 49 percent noncontrolling interest in five power innovation projects, Socrates, Apollo, Aquila, Socrates the Younger, and Neo, to an investor in exchange for $5.34 billion of committed capital. The initial July 2026 contribution of approximately $3.75 billion is expected to increase both Capital in excess of par value and Noncontrolling interests in consolidated subsidiaries, reflecting the change in Williams’ ownership interest while retaining control as an equity transaction. The balance of the committed capital is expected to be received through early 2027. Cash distributions will generally align with ownership percentages and distributions to the investor in excess of a target return will serve to reduce its investment balance. In addition, Williams has a buyout right between years 7 and 14 based on the investor’s outstanding investment balance, preserving Williams’ long-term upside in the projects.
Sale of Permian Interests
Consolidated Permian Gathering Assets
In June 2026, Williams signed an agreement to sell certain gas gathering assets in the Permian basin within its West segment. These operations were designated as held for sale at June 30, 2026. Williams expects to recognize a gain upon closing in the third quarter of 2026. See Note 3 – Divestitures.
Brazos Permian II Equity-Method Investment
In June 2026, Williams completed the sale of an equity-method investment in Brazos Permian II, LLC within its West segment for total consideration of $143 million, resulting in the recognition of a $127 million gain reflected in the second quarter of 2026. See Note 3 – Divestitures.
Transco FERC Rate Case Filing
On August 30, 2024, Transco filed a general rate case with the FERC for an overall increase in rates and to comply with the terms of the settlement of its prior rate case. On September 30, 2024, the FERC issued an order accepting and suspending Transco’s general rate filing to be effective March 1, 2025, subject to refund and the outcome of hearing procedures established by the FERC. The order also accepted rate decreases for certain services to be effective as of October 1, 2024. During the third quarter of 2025, Transco reached an agreement in principle with its customers and the other participants to settle all aspects of the rate case and accrued a related liability for rate refunds. Transco filed with the FERC in October 2025 for approval of the settlement. On December 30, 2025, the FERC approved the settlement which became effective March 1, 2026. The refunds were paid in April 2026.
Sale of Mid-Continent Gathering Assets
In February 2026, Williams closed on the sale of certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025 and an impairment, within the West segment, was recognized. See Note 7 – Fair Value Measurements and Guarantees.

Management’s Discussion and Analysis (Continued)
Sale of South Mansfield Upstream Interests
In January 2026, Williams closed on the sale of its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Upon closing, Williams recognized a gain of $182 million in the first quarter of 2026 and an additional gain of $12 million in the second quarter of 2026. See Note 3 – Divestitures.
Expansion Project Updates
Expansion projects placed into service for the current year are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Transmission, Power & Gulf
Power Innovation- Socrates
The project consists of the Socrates North and South power generation facilities and associated gas pipeline infrastructure in New Albany, Ohio, which together have an expected 556 MW of capacity. Socrates South was placed into service in late July 2026. Socrates North remains under construction and is expected to be placed into service later in the fourth quarter of 2026. The project is supported by a 10‑year, primarily fixed‑price power purchase agreement, with an option for the customer to extend the term of the agreement. Williams has received necessary approvals from the Ohio Power Siting Board.
Naughton Coal-to-Gas Conversion
The project involves an expansion of NWP’s existing natural gas transmission system to provide year-round transportation capacity to a power plant in southwest Wyoming. NWP placed the project into service in April 2026, increasing NWP’s contracted capacity by 98 Mdth/d.
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
In 2026, Williams’ operating results are expected to benefit from the continued growth in the Transmission, Power & Gulf segment, primarily reflecting the impacts of the Socrates Power Innovation project, as well as numerous expansion projects at Transco and the Gulf of America. Growth in 2026 will benefit from a full year of the Louisiana Energy Gateway expansion project as well as expected increases in Haynesville Shale volumes, including the recently announced Momentum acquisition. Additionally, Williams expects higher gathering and processing results in the Northeast. These increases are partially offset by the divestiture of the South Mansfield upstream joint venture, and lower expected Eagle Ford results in our West segment which relate to contractual step-downs in minimum volume commitments.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2026 are expected to range from $7.3 billion to $7.9 billion, excluding acquisitions and certain long-lead time equipment for power innovation projects which are backed by reimbursement from the customer if the equipment order is canceled. Growth capital

Management’s Discussion and Analysis (Continued)
spending in 2026 primarily includes the Power Innovation projects, Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Shale basin, and projects supporting the Northeast G&P business. Williams is investing capital in the Louisiana LNG and Driftwood Pipeline projects, as well as the development of its Wamsutter upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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

Expansion Projects
Williams’ ongoing major expansion projects include the following:
Transmission, Power & Gulf
Gillis West
In July 2026, Transco was authorized under its FERC blanket certificate to proceed with the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. Transco plans to place the project into service as early as the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 115 Mdth/d.
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
Leidy Access
Transco plans to file an application with the FERC by fourth quarter of 2026 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity on the Leidy Line. Transco plans to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 183 Mdth/d.
Line 200
In April 2023, Driftwood received FERC approval for Line 200, which will connect a pipeline to the Louisiana LNG facility. Williams will be the operator of the pipeline and plans to place the project into service as early as the second quarter of 2028. The pipeline has an expected capacity of 3,100 Mdth/d.
Pine Prairie Phase IV Expansion
In May 2026, Williams received the FERC approval for the project, which will involve an expansion of storage capacity and the injection and withdrawal capabilities of one of its existing storage facilities in the Gulf Coast region. Williams plans to place the project into service during the fourth quarter of 2028, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase working gas storage capacity by 10 Bcf.
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
Power Express
Transco plans to file an application with the FERC as early as the second quarter 2027 for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity in Virginia. Transco plans to place the project into service as early as the third quarter of 2030, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 800 Mdth/d.
Ryckman Creek Lateral
In February 2026, NWP was authorized under its FERC blanket certificate to proceed with the project, which involves an expansion of NWP’s existing natural gas transmission system to provide incremental firm

Management’s Discussion and Analysis (Continued)
transportation capacity from a receipt point in northeast Oregon to multiple delivery points in southwest Wyoming. NWP plans to place the project into service as early as the fourth quarter of 2026. The project is expected to increase contracted capacity by 50 Mdth/d.
Huntingdon Connector
In May 2026, NWP was authorized under its FERC blanket certificate to proceed with the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the Sumas receipt point to various delivery points in Washington. NWP plans to place the project into service during the fourth quarter of 2026, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 78 Mdth/d.
Wild Trail
In March 2026, NWP received FERC approval for the project, which involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the White River Hub receipt point in western Colorado to various delivery points in southwest Wyoming and southern Colorado. The Wild Trail project is fully subscribed by an affiliate of NWP. NWP plans to place the project into service during the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to provide 83 Mdth/d of new firm transportation service through a combination of increasing capacity and utilizing existing capacity.
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
Silver Spur
NWP plans to file an application with the FERC as early as the second half of 2027 for the project, which will provide year-round transportation capacity from the Rockies Supply hub at Opal, Wyoming to various delivery points in Idaho. NWP plans to place the project into service as early as second quarter of 2030, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 275 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
West
Dorne
Williams will construct and operate a greenfield treating and dehydration facility with a capacity of 400 MMcf/d. This project is expected to be placed into service in the third quarter of 2027.
Shelby Trough Connector
The project is designed to provide access to growing Haynesville production in the Shelby Trough area through the construction of 64 miles of new lateral pipeline and additional compression facilities connecting to the Louisiana Energy Gateway system. The project is expected to provide 750 MMcf/d of transportation capacity, with expansion capabilities up to 1.5 Bcf/d, and is expected to be placed into service during the second quarter of 2028.
Delta Access
The project, which is subject to completion of the Momentum acquisition, is designed to provide additional transmission capacity to serve growing power generation and LNG demand through an expansion along the Transco corridor. The project is expected to provide 2,250 Mdth/d of transportation capacity, with additional expansion opportunities, and is expected to be placed into service during the first quarter of 2029.
Other
Lakeland Solar Project
Williams is constructing and will operate a 75 MW alternating current solar power facility interconnecting with Lakeland Electric in Florida. This project is expected to be placed in service in the fourth quarter of 2026.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Change*		Six Months Ended June 30,		Change*
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Revenues:
Service revenues	$2,152	$2,041	+111	+5%	$4,358	$4,044	+314	+8%
Product sales and service revenues – commodity consideration	807	704	+103	+15%	1,990	1,811	+179	+10%
Net gain (loss) from commodity derivatives	94	36	+58	+161%	(265)	(26)	-239	NM
Total revenues	3,053	2,781			6,083	5,829
Costs and expenses:
Product costs and net processing commodity expenses	515	478	-37	-8%	1,073	1,121	+48	+4%
Operating and maintenance expenses	597	572	-25	-4%	1,162	1,114	-48	-4%
Depreciation, depletion, and amortization expenses	592	605	+13	+2%	1,176	1,190	+14	+1%
General and administrative expenses	180	168	-12	-7%	373	362	-11	-3%
Gain on sale of certain assets	(12)	—	+12	NM	(194)	—	+194	NM
Other operating (income) expense – net	(1)	13	+14	NM	(10)	3	+13	NM
Total costs and expenses	1,871	1,836			3,580	3,790
Operating income (loss)	1,182	945			2,503	2,039
Equity earnings (losses)	159	142	+17	+12%	320	297	+23	+8%
Other investing income (loss) – net	134	4	+130	NM	158	12	+146	NM
Interest expense	(371)	(350)	-21	-6%	(747)	(699)	-48	-7%
Other income (expense) – net	32	16	+16	+100%	58	30	+28	+93%
Income (loss) before income taxes	1,136	757			2,292	1,679
Less: Provision (benefit) for income taxes	260	174	-86	-49%	504	367	-137	-37%
Net income (loss)	876	583			1,788	1,312
Less: Net income attributable to noncontrolling interests	49	37	-12	-32%	96	75	-21	-28%
Net income (loss) attributable to The Williams Companies, Inc.	$827	$546	+281	+51%	$1,692	$1,237	+455	+37%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the West and the Transmission, Power & Gulf segments;
•Higher volumes from the Northeast JV at the Northeast G&P segment;
•Increased Gulf Coast storage rates at the Transmission, Power & Gulf segment.
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
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily related to higher NGL marketing sales activities and net gas marketing sales activities at the Gas & NGL Marketing Services segment;
•Higher product sales from upstream operations primarily related to higher volumes in the Wamsutter region, substantially offset by lower volumes from the January 2026 sale of interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region (See Note 3 – Divestitures), at Other.
As Williams is acting as agent for natural gas marketing customers, its natural gas marketing product sales are presented net of the related costs of those activities within the Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as upstream operations at Other (see Note 8 – Commodity Derivatives).
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
The Product costs and net processing commodity expenses increase primarily consists of higher marketing activities related to NGLs at the Transmission, Power & Gulf and Gas & NGL Marketing Services segments.
Operating and maintenance expenses increased primarily due to higher employee-related costs and operating taxes.
Depreciation, depletion, and amortization expenses decreased primarily related to lower Transco rates at the Transmission, Power & Gulf segment and the sale of the South Mansfield interests at Other, partially offset by assets placed in service at the West segment.
Gain on sale of certain assets reflects an additional gain from the sale of the South Mansfield interests, at Other.
Other investing income (loss) – net reflects a gain from the sale of an equity-method investment in Brazos Permian II, LLC at the West segment.

Management’s Discussion and Analysis (Continued)
Interest expense was unfavorably impacted by 2025 and 2026 debt issuances, partially offset by 2025 and 2026 debt retirements (see Note 6 – Debt and Banking Arrangements) and higher interest capitalized due to ongoing expansion projects.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects at the Transmission, Power & Gulf and the West segments;
•Increased Transco transportation rates and Gulf Coast storage rates at the Transmission, Power & Gulf segment;
•Higher volumes from the Northeast JV at the Northeast G&P segment.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily related to higher net gas marketing sales activities and NGL marketing sales activities at the Gas & NGL Marketing Services segment; partially offset by
•Lower product sales from upstream operations primarily related to lower volumes from the sale of the South Mansfield interests; partially offset by higher volumes in the Wamsutter region, at Other.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as upstream operations at Other.
The Product costs and net processing commodity expenses decrease primarily consists of lower marketing activities related to NGLs at the West and Gas & NGL Marketing Services segments.
Operating and maintenance expenses increased primarily due to higher operating taxes and employee-related expenses.
Depreciation, depletion, and amortization expenses decreased primarily related to lower Transco rates at the Transmission, Power & Gulf segment and the sale of the South Mansfield interests at Other, partially offset by assets placed in service at the West segment.
Gain on sale of certain assets reflects gains from the sale of the South Mansfield interests, at Other.
Other investing income (loss) – net reflects a gain from the sale of an equity-method investment in Brazos Permian II, LLC at the West segment.
Interest expense was unfavorably impacted by 2025 and 2026 debt issuances, partially offset by 2025 and 2026 debt retirements and higher interest capitalized due to ongoing expansion projects.
The favorable change in Other income (expense) – net includes an increase in equity AFUDC primarily as a result of capital projects at the regulated businesses.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income.

Management’s Discussion and Analysis (Continued)
Period-Over-Period Operating Results – Williams’ Segments
Williams’ CODM evaluates segment operating performance based upon Modified EBITDA. Note 10 – Segment Disclosures includes a reconciliation of this non-GAAP measure to Income (loss) before income taxes. Management uses Modified EBITDA because it is an accepted financial indicator used by investors to compare company performance. In addition, management believes that this measure provides investors an enhanced perspective of the operating performance of Williams’ assets. Modified EBITDA should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP.
Transmission, Power & Gulf

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$1,237	$1,176	$2,524	$2,311
Product sales and service revenues – commodity consideration (1)	152	136	307	274
Net realized gain (loss) from commodity derivatives (1)	(4)	—	(5)	(1)
Segment revenues	1,385	1,312	2,826	2,584

Product costs and net processing commodity expenses (1)	(135)	(119)	(271)	(242)
Other segment costs and expenses	(327)	(339)	(659)	(666)
Proportional Modified EBITDA of equity-method investments	36	37	73	73
Transmission, Power & Gulf Modified EBITDA	$959	$891	$1,969	$1,749

Commodity margins	$13	$17	$31	$31
_______________
(1)Included as a component of Commodity margins.
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues and lower Other segment costs and expenses.
Service revenues increased primarily due to:
•A $16 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates;
•A $13 million increase in Discovery’s revenues primarily in natural gas gathering revenues due to volumes from the Shenandoah expansion project that went in-service in July 2025;
•A $13 million increase in Transco’s revenues primarily associated with expansion projects placed in-service, notably Commonwealth Energy Connector in November 2025;
•A $6 million increase in MountainWest’s revenues primarily due to the Overthrust Westbound Compression expansion project that went in-service in November 2025.
Other segment costs and expenses decreased primarily due to:
•Favorable change in equity AFUDC primarily from Driftwood Pipeline’s Line 200 and other capital projects within the regulated businesses; partially offset by
•Higher operating expenses and administrative costs including higher employee-related costs.

Management’s Discussion and Analysis (Continued)
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues.
Service revenues increased primarily due to:
•An $81 million increase in Transco’s revenues primarily associated with expansion projects placed in service, notably Commonwealth Energy Connector in November 2025, Texas Louisiana Energy Pathway in April 2025, Southeast Energy Connector in April 2025, and Alabama Georgia Connector in October 2025; as well as transportation rate increases and higher park and loan services;
•A $41 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates and higher park and loan services;
•A $32 million increase in Discovery’s revenues primarily in natural gas gathering revenues due to volumes from the Shenandoah expansion project;
•A $14 million increase in the Eastern Gulf Coast region primarily due to higher crude oil transportation and natural gas gathering volumes from new wells at Blind Faith in the Ballymore field, partially offset by a decrease at Devil’s Tower related to lower volumes from the Kodiak field;
•A $14 million increase in NWP’s revenues primarily due to transportation rate increases;
•A $12 million increase in the Western Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project that went in-service in January 2025;
•A $10 million increase in MountainWest’s revenues primarily due to the Overthrust Westbound Compression expansion project.
Other segment costs and expenses decreased primarily due to:
•Favorable change in equity AFUDC primarily from Driftwood Pipeline’s Line 200 and other capital projects within the regulated businesses; partially offset by
•Higher operating expenses and administrative costs including higher employee-related costs, and increased corporate allocations.

Management’s Discussion and Analysis (Continued)
Northeast G&P

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$529	$497	$1,033	$994
Product sales and service revenues – commodity consideration (1)	18	44	57	102
Segment revenues	547	541	1,090	1,096

Product costs and net processing commodity expenses (1)	(18)	(38)	(57)	(90)
Other segment costs and expenses	(157)	(156)	(305)	(304)
Proportional Modified EBITDA of equity-method investments	168	154	336	313
Northeast G&P Modified EBITDA	$540	$501	$1,064	$1,015

Commodity margins	$—	$6	$—	$12

(1)Included as a component of Commodity margins.
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $22 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, transportation, and fractionation volumes; and
•A $4 million increase in gathering revenues at Susquehanna Supply Hub primarily related to escalated gathering rates.
Proportional Modified EBITDA of equity-method investments increased at Blue Racer primarily driven by new MVC revenue, and higher transportation and fractionation volumes; and at Appalachia Midstream Investments primarily driven by escalated gathering rates and higher gathering volumes.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Northeast G&P Modified EBITDA increased primarily due to higher Proportional Modified EBITDA of equity-method investments and higher Service revenues, partially offset by lower Commodity margins.
Service revenues increased primarily due to:
•A $38 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, transportation, and fractionation volumes;
•A $13 million increase in revenues associated with reimbursable expenses, which is offset by similar changes in the charges included in Other segment costs and expenses; partially offset by
•A $14 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes, partially offset by escalated rates.

Management’s Discussion and Analysis (Continued)
Other segment costs and expenses increased due higher operating expenses, including higher electricity and fuel, substantially offset by favorable changes in revaluation of a net imbalance liability due to changes in pricing.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher gathering volumes and escalated gathering rates; and at Blue Racer primarily driven by new MVC revenue, higher gathering rates, and higher volumes.
Commodity margins decreased as a result of the expiration of a restructured gas purchase agreement in 2025.
West

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$476	$446	$982	$884
Product sales and service revenues – commodity consideration (1)	249	229	499	518

Net realized gain (loss) from commodity derivatives relating to service revenues	1	—	—	(1)
Net realized gain (loss) from commodity derivatives relating to product sales (1)	(2)	1	(2)	—
Net realized gain (loss) from commodity derivatives	(1)	1	(2)	(1)

Segment revenues	724	676	1,479	1,401

Product costs and net processing commodity expenses (1)	(219)	(201)	(438)	(455)
Other segment costs and expenses	(181)	(166)	(346)	(321)
Proportional Modified EBITDA of equity-method investments	35	32	71	70
West Modified EBITDA	$359	$341	$766	$695

Commodity margins	$28	$29	$59	$63
________________
(1)    Included as a component of Commodity margins.
Three months ended June 30, 2026 vs. three months ended June 30, 2025
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $47 million increase in the Haynesville Shale region primarily due to contributions from Louisiana Energy Gateway which was placed into service in the third quarter of 2025, as well as higher gathering volumes including those from the acquisition of Saber Midstream, LLC in June 2025; partially offset by
•A $9 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue and lower gathering volumes.
Other segment costs and expenses increased primarily due to higher operating and maintenance expenses, including operating taxes, associated with Louisiana Energy Gateway.

Management’s Discussion and Analysis (Continued)
Six months ended June 30, 2026 vs. six months ended June 30, 2025
West Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $101 million increase in the Haynesville Shale region primarily due to contributions from Louisiana Energy Gateway which was placed into service in the third quarter of 2025, as well as higher gathering volumes including those from the acquisition of Saber Midstream, LLC in June 2025;
•A $13 million increase in the Piceance region primary due to higher commodity-price driven processing rates and higher volumes;
•A $10 million increase in the DJ Basin region primarily due to higher gathering volumes, including those associated with the acquisition of natural gas gathering and processing assets from Rimrock Energy Partners, LLC on January 31, 2025; partially offset by
•A $19 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue;
•A $10 million decrease in the Mid-Continent region primarily due to the sale of certain gas gathering assets in February 2026.
Other segment costs and expenses increased primarily due to higher operating expenses, including operating taxes, associated with Louisiana Energy Gateway.
Gas & NGL Marketing Services

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Product sales (1)	$548	$403	$1,401	$1,142

Net realized gain (loss) from commodity derivative instruments (1)	(29)	2	(156)	(33)
Net unrealized gain (loss) from commodity derivative instruments	119	(16)	(73)	(9)
Net gain (loss) from commodity derivatives	90	(14)	(229)	(42)

Segment revenues	638	389	1,172	1,100

Product costs (1)	(507)	(421)	(985)	(934)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	1	12	1	2
Other segment costs and expenses	(19)	(18)	(53)	(57)
Proportional Modified EBITDA of equity-method investments	10	8	28	11
Gas & NGL Marketing Services Modified EBITDA	$123	$(30)	$163	$122

Commodity margins	$12	$(16)	$260	$175
________________
(1)    Included as a component of Commodity margins.
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Gas & NGL Marketing Services Modified EBITDA increased primarily due to a favorable change in Net unrealized gain (loss) from commodity derivative instruments and higher Commodity margins.

Management’s Discussion and Analysis (Continued)
Commodity margins increased $28 million primarily due to:
•A $21 million increase in natural gas marketing margins, including $28 million of higher natural gas transportation capacity marketing margins driven by favorable net realized pricing spreads;
•A $7 million increase in NGL marketing margins including a favorable change in net realized gains and losses on sales of inventory driven by a favorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2025 primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Gas & NGL Marketing Services Modified EBITDA increased primarily due to higher Commodity margins and Proportional Modified EBITDA of equity-method investments, partially offset by an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments.
Commodity margins increased $85 million primarily due to:
•A $71 million increase in natural gas marketing margins, including $60 million of higher natural gas transportation capacity marketing margins and $11 million of higher natural gas storage marketing margins, both primarily driven by favorable net realized pricing spreads;
•A $14 million increase in NGL marketing margins including a favorable change in net realized gains and losses on sales of inventory driven by a favorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2025 primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.
Proportional Modified EBITDA of equity-method investments increased driven by the investment in Cogentrix, which was purchased in March 2025.

Management’s Discussion and Analysis (Continued)
Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$4	$4	$8	$8
Product sales (1)	138	137	281	292

Net realized gain (loss) from derivative instruments (1)	(13)	9	(18)	7
Net unrealized gain (loss) from derivative instruments	22	40	(11)	11
Net gain (loss) from commodity derivatives	9	49	(29)	18
Net revenues from upstream operations, corporate, and other business activities.	151	190	260	318

Other costs and expenses	(65)	(72)	(124)	(125)
Gain on sale of certain assets	12	—	194	—
Modified EBITDA from upstream operations, corporate, and other business activities	$98	$118	$330	$193

Net realized product sales	$125	$146	$263	$299
________________
(1)    Included as a component of Net realized product sales.
Three months ended June 30, 2026 vs. three months ended June 30, 2025
Modified EBITDA from upstream operations, corporate, and other business activities decreased primarily due to:
•A $21 million decrease in Net realized product sales from our upstream operations consisting of a $25 million decrease driven by the January 2026 sale of certain South Mansfield upstream interests. There was a $4 million increase at the Wamsutter region due to higher production volumes, partially offset by lower net realized natural gas prices;
•An $18 million unfavorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions; partially offset by
•A $12 million additional Gain on sale of certain assets from the sale of the South Mansfield interests;
•A decrease of $7 million in Other costs and expenses primarily due to the absence of upstream operating expenses associated with the sale of the South Mansfield interests.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to:
•A $194 million Gain on sale of certain assets from the sale of the South Mansfield interests;
•A decrease in Other costs and expenses primarily due to lower upstream operating expenses associated with the sale of the South Mansfield interests, offset by an increase in upstream operating expenses related to Wamsutter region driven by higher production volumes; partially offset by

Management’s Discussion and Analysis (Continued)
•A $36 million decrease in Net realized product sales from upstream operations consisting of a $43 million decrease driven by the sale of the South Mansfield interests. There was a $7 million increase at the Wamsutter region primarily due to higher production volumes, partially offset by lower net realized gas prices;
•A $22 million unfavorable change in Net unrealized gain (loss) from derivative instruments due to a change in forward commodity prices relative to hedge positions.

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Six Months Ended June 30,
		Change*
	2026	$	%	2025
	(Dollars in Millions)
Revenues:
Natural gas transportation service revenues	$1,454	+70	+5%	$1,384
Natural gas storage service revenues	117	-1	-1%	118
Natural gas product sales	54	+10	+23%	44
Other service revenues	26	+11	+73%	15
Total revenues	1,651			1,561

Costs and expenses:
Natural gas product costs	54	-10	-23%	44
Operating and maintenance expenses	252	-11	-5%	241
Depreciation and amortization expenses	290	+25	+8%	315
General and administrative expenses	115	-5	-5%	110
Taxes, other than income taxes	64	-3	-5%	61
Other operating (income) expense – net	9	+12	+57%	21
Total costs and expenses	784			792

Operating income (loss)	867			769

Interest expense	(169)	-7	-4%	(162)
Interest income	23	+8	+53%	15
Allowance for equity and borrowed funds used during construction (AFUDC)	29	+14	+93%	15
Other income (expense) – net	1	+3	NM	(2)
Net income (loss)	$751	+116	+18%	$635
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
Variances due to the changes in natural gas prices and transportation volumes have little impact on revenues because, under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in Transco’s transportation rates.
Transco has cash out sales, which settle gas imbalances with shippers. In the course of providing transportation services to customers, Transco may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. Additionally, Transco transports gas on various pipeline systems, which may deliver different quantities of gas on Transco’s behalf than the quantities of gas received from Transco. These transactions

Management’s Discussion and Analysis (Continued)
result in gas transportation and exchange imbalance receivables and payables. Transco’s tariff includes a method whereby the majority of transportation imbalances are settled on a monthly basis through cash out sales or purchases. The net cash out activity has no impact on Transco’s operating income.
Revenues increased primarily due to:
•An increase in Natural gas transportation service revenues primarily due to placing the following projects into service:
◦The Commonwealth Energy Connector in November 2025;
◦The Texas Louisiana Energy Pathway in April 2025;
◦The Southeast Energy Connector in April 2025; and
◦The Alabama Georgia Connector in October 2025.
The increase in Natural gas transportation service revenues is also due to transportation rate increases and higher electric power revenue, partially offset by decreases in commodity revenues and short-term firm transportation. Electric power costs are recovered from Transco’s customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on Transco’s results of operations.
•An increase in Natural gas product sales due to higher cash-out pricing and volumes, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations.
•An increase in Other service revenues due to higher park and loan services.
Operating and maintenance expenses increased primarily due to an increase in contractor service costs, higher electric power costs, and an increase in employee-related costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations. This was partially offset by lower natural gas fuel expense due to favorable pricing.
Depreciation and amortization expenses decreased due to lower rates. This was partially offset by an increase related to new assets placed into service.
General and administrative expenses increased primarily due to higher employee-related costs.
Other operating (income) expense – net changed favorably primarily due to lower project feasibility costs.
Interest expense was primarily impacted by 2025 debt issuances and a retirement.
Interest income increased due to higher interest income on advances to Williams due to a higher note receivable balance during 2026.
Allowance for equity and borrowed funds used during construction (AFUDC) increased as a result of higher eligible capital expenditures.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Six Months Ended June 30,
		Change*
	2026	$	%	2025
	(Dollars in Millions)
Revenues:
Natural gas transportation service revenues	$226	+14	+7%	$212
Natural gas storage service revenues	7	-1	-13%	8
Other service revenues	5	+1	+25%	4
Total revenues	238			224

Costs and expenses:
Operating and maintenance expenses	52	-7	-16%	45
Depreciation and amortization expenses	61	-2	-3%	59
General and administrative expenses	25	-1	-4%	24
Taxes, other than income taxes	8	—	—%	8
Other operating (income) expense – net	(10)	—	—%	(10)
Total costs and expenses	136			126

Operating income (loss)	102			98

Interest expense	(17)	-3	-21%	(14)
Interest income	7	+5	NM	2
Allowance for equity and borrowed funds used during construction (AFUDC)	6	+2	+50%	4
Other income (expense) – net	1	—	—%	1
Net income (loss)	$99	+8	+9%	$91
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Six months ended June 30, 2026 vs. six months ended June 30, 2025
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
Operating and maintenance expenses increased primarily due to higher contracted services related to integrity assessments.
Interest expense was primarily impacted by a 2025 debt issuance and retirement.
Interest income increased primarily due to higher interest income earned on advances to Williams, driven by higher outstanding balances in 2026.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
As previously discussed in Company Outlook, Williams’ growth capital and investment expenditures in 2026 are expected to range from $7.3 billion to $7.9 billion, excluding acquisitions and certain long-lead time equipment for power innovation projects that are backed by reimbursement from the customer if the equipment order is canceled.
As previously discussed in Recent Developments, Williams received approximately $3.75 billion in July 2026 related to selling a 49 percent noncontrolling interest in five power innovation projects. Williams is expected to receive the remainder of the $5.34 billion of committed capital through early 2027. Also in July 2026, Williams agreed to acquire Momentum for total consideration of up to $5.5 billion, including approximately $2 billion of Williams common stock, subject to certain holding restrictions.
As of June 30, 2026, Williams, including consolidated subsidiaries, had $2.2 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
2026 Long-Term Debt Activity
On January 8, 2026, Williams issued $2.8 billion of long-term debt and on March 2, 2026, Williams retired $1.1 billion of long-term debt (see Note 6 – Debt and Banking Arrangements).
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

Management’s Discussion and Analysis (Continued)
As of June 30, 2026, Williams had $28.1 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, the commercial paper program, and proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of June 30, 2026, Williams had a working capital deficit of $3.4 billion, including cash and cash equivalents and long-term debt due within one year.
Effective May 19, 2026, Williams, together with Transco and NWP, extended the maturity of the Williams Credit Agreement to 2031 and entered into the new 364-Day Credit Agreement. Transco and NWP are each subject to borrowing sublimits of $500 million under the existing facility and $100 million under the new facility. See Note 6 – Debt and Banking Arrangements.
Williams’ available liquidity is as follows:

June 30, 2026
(Millions)
Cash and cash equivalents	$203
Capacity available under the Williams Credit Agreement, less amounts outstanding under Williams’ $3.5 billion commercial paper program (1)(2)	3,275
Capacity available under the 364-Day Credit Agreement (2)	1,000
$4,478
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had $475 million of Commercial paper outstanding at June 30, 2026. Through June 30, 2026, the highest amount outstanding under the commercial paper program and credit facility during 2026 was $735 million.
(2)Williams expects to be in compliance with the associated financial covenants for the June 30, 2026, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders from $0.500 per share paid in each quarter of 2025, to $0.525 per share paid in March and June 2026.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in Williams’ Consolidated Statement of Cash Flows:

	Cash Flow	Six Months Ended June 30,
	Category	2026	2025
		(Millions)
Sources of cash and cash equivalents:
Net cash provided (used) by operating activities	Operating	$2,979	$2,883
Proceeds from long-term debt	Financing	2,790	2,994
Dispositions – net (Note 3)	Investing	345	—
Proceeds from sale of business (Note 3)	Investing	48	—

Uses of cash and cash equivalents:
Capital expenditures	Investing	(3,193)	(1,984)
Common dividends paid	Financing	(1,284)	(1,221)
Payments of long-term debt	Financing	(1,119)	(975)
Payments of commercial paper – net	Financing	(224)	(454)
Dividends and distributions paid to noncontrolling interests	Financing	(140)	(131)
Purchases of and contributions to equity-method investments	Investing	(91)	(179)
Dispositions – net	Investing	—	(40)

Other sources / (uses) – net	Financing and Investing	29	(50)
Increase (decrease) in cash and cash equivalents		$140	$843
Operating activities
The factors that determine Williams’ operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items, such as Depreciation, depletion, and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on sale of certain assets, Net unrealized (gain) loss from

Management’s Discussion and Analysis (Continued)
commodity derivative instruments, Gain on disposition of equity-method investments, Inventory write-downs, and Amortization of stock-based awards.
Williams’ Net cash provided (used) by operating activities for the six months ended June 30, 2026, increased from the six months ended June 30, 2025, primarily due to higher operating income (excluding noncash items previously discussed), partially offset by unfavorable changes in net operating working capital in 2026, which includes the payment of Transco’s rate refunds in 2026, and unfavorable changes in margin requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Williams’ current interest rate risk exposure, inclusive of subsidiaries, is related primarily to its debt portfolio. The debt portfolio is primarily comprised of fixed rate debt, which mitigates the impact of fluctuations in interest rates. Any borrowings under the credit facilities and any issuances under Williams’ commercial paper program could be at a variable interest rate and could expose it to the risk of increasing interest rates. The maturity of Williams’ long-term debt portfolio is partially influenced by the expected lives of its operating assets. Williams may utilize interest rate derivative instruments to hedge interest rate risk associated with future debt issuances (see Note 6 – Debt and Banking Arrangements).
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
The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at June 30, 2026 were as follows:

	Total Fair	Maturity
Fair Value Measurements Level (1)	Value	2026	2027 - 2028	2029 - 2030+
	(Millions)
Level 1 (2)	$(144)	$(10)	$(73)	$(61)
Level 2	(115)	(2)	(80)	(33)
Level 3	(29)	(14)	(43)	28
Fair value of contracts outstanding at June 30, 2026	$(288)	$(26)	$(196)	$(66)
_______________
(1)See Note 7 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 8 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Comprehensive Income.
(2)Commodity derivative assets and liabilities exclude $245 million of net cash collateral in Level 1.
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
The VaR associated with Williams’ integrated natural gas trading operations was $5 million at June 30, 2026 and $11 million at December 31, 2025. Williams had the following VaRs for the period shown:

Six Months Ended June 30, 2026
(Millions)
Average	$11
High	41
Low	4
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $7 million at June 30, 2026 and $2 million at December 31, 2025. Williams had the following VaRs for the period shown:

Six Months Ended June 30, 2026
(Millions)
Average	$10
High	18
Low	1
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting
PART II. OTHER INFORMATION
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 9 – Contingencies included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
Other Litigation
The additional information called for by this Item is provided in Note 9 – Contingencies included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	—	$—	—	$1,360,938,325
May 1 - May 31, 2026	—	—	—	1,360,938,325
June 1 - June 30, 2026	—	—	—	1,360,938,325
Total	—		—
Item 5. Other Information
Unregistered Sales of Equity Securities
On August 3, 2026, Williams made an irrevocable election to issue 26,874,496 shares of its common stock, par value $1.00 per share, as consideration for its acquisition (the Acquisition) of the membership interests of M6 Midstream LLC pursuant to the terms of a Membership Interest Purchase Agreement entered into on July 17, 2026, with M6 Midstream Holdings LLC and M6 Midstream Blocker LLC. The Acquisition is subject to the satisfaction or waiver of certain customary conditions. Subject to the satisfaction or waiver of such conditions, the issuance of common stock will be made at closing of the Acquisition pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, no director or officer of Williams adopted or terminated a “Rule 10b5-1 trading arrangement,” and no director or officer of Williams adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1§*	—	Form of 2026 Restricted Stock Unit Agreement between The Williams Companies, Inc. and certain nonmanagement directors.
31.1*	—
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
August 3, 2026

Transcontinental Gas Pipe Line Company, LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
August 3, 2026

Northwest Pipeline LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
August 3, 2026