Form 10-Q
period 2026-09-30
WILLIAMS COMPANIES, INC.; NORTHWEST PIPELINE LLC; TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
filed 2026-11-02
CIK 107263, 110019, 99250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

The Williams Companies, Inc.	☐
Transcontinental Gas Pipe Line Company, LLC	☐
Northwest Pipeline LLC	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The Williams Companies, Inc.	Yes	☐	No	☑
Transcontinental Gas Pipe Line Company, LLC	Yes	☐	No	☑
Northwest Pipeline LLC	Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

October 29, 2026
The Williams Companies, Inc.	1,250,202,516
Transcontinental Gas Pipe Line Company, LLC	None
Northwest Pipeline LLC	None
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
Appalachia Midstream Investments: Williams’ equity-method investments with an approximate average 66 percent interest in multiple gas gathering systems in the Marcellus Shale region
Momentum Acquisition: On September 3, 2026, Williams closed on the acquisition of 100 percent of M6 Midstream LLC (Momentum), which owns midstream assets in the Haynesville Shale region.

PART I
Item 1. Financial Statements

The Williams Companies, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions, except per-share amounts)
Revenues:
Service revenues	$2,319	$2,121	$6,677	$6,165
Service revenues – commodity consideration	57	45	148	141
Product sales	845	701	2,744	2,416
Net gain (loss) from commodity derivatives	2	56	(263)	30
Total revenues	3,223	2,923	9,306	8,752
Costs and expenses:
Product costs	618	471	1,670	1,560
Net processing commodity expenses	14	14	35	46
Operating and maintenance expenses	639	583	1,801	1,697
Depreciation, depletion, and amortization expenses	620	564	1,796	1,754
General and administrative expenses	275	168	648	530
Gain on sale of certain assets (Note 3)	(83)	—	(277)	—
Other operating (income) expense – net	4	14	(6)	17
Total costs and expenses	2,087	1,814	5,667	5,604
Operating income (loss)	1,136	1,109	3,639	3,148
Equity earnings (losses)	157	152	477	449
Other investing income (loss) – net (Note 3)	30	19	188	31
Interest expense	(385)	(372)	(1,132)	(1,071)
Other income (expense) – net	50	21	108	51
Income (loss) before income taxes	988	929	3,280	2,608
Less: Provision (benefit) for income taxes	221	246	725	613
Net income (loss)	767	683	2,555	1,995
Less: Net income (loss) attributable to noncontrolling interests	67	36	163	111
Net income (loss) attributable to The Williams Companies, Inc.	700	647	2,392	1,884
Less: Preferred stock dividends	1	1	2	2
Net income (loss) available to common stockholders	$699	$646	$2,390	$1,882
Basic earnings (loss) per common share:
Net income (loss) available to common stockholders	$.56	$.53	$1.95	$1.54
Weighted-average shares (millions)	1,238	1,222	1,228	1,221
Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$.56	$.53	$1.94	$1.54
Weighted-average shares (millions)	1,239	1,225	1,230	1,224

Comprehensive income (loss):
Net income (loss)	$767	$683	$2,555	$1,995
Other comprehensive income (loss), net of taxes of $— and $1 in 2026 and $3 and $2 in 2025	1	(4)	(2)	(3)
Comprehensive income (loss)	768	679	2,553	1,992
Less: Comprehensive income (loss) attributable to noncontrolling interests	67	36	163	111
Comprehensive income (loss) attributable to The Williams Companies, Inc.	$701	$643	$2,390	$1,881
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Balance Sheet
(Unaudited)

	September 30,	December 31,
	2026	2025
	(Millions, except per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,756	$63
Trade accounts and other receivables (net of allowance of ($1) at September 30, 2026 and December 31, 2025)	2,098	2,084
Inventories	319	314
Assets held for sale (Note 3)	—	318
Derivative assets	132	209
Other current assets and deferred charges	427	256
Total current assets	4,732	3,244
Investments	4,507	4,559
Property, plant, and equipment	73,849	62,010
Accumulated depreciation, depletion, and amortization	(21,318)	(20,014)
Property, plant, and equipment – net	52,531	41,996
Intangible assets – net	6,972	6,763
Regulatory assets, deferred charges, and other	1,938	2,011
Total assets	$70,680	$58,573

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,441	$2,224
Liabilities held for sale (Note 3)	—	63
Derivative liabilities	135	135
Other current liabilities	1,545	1,639
Commercial paper	—	700
Long-term debt due within one year	2,202	1,345
Total current liabilities	6,323	6,106
Long-term debt	31,732	27,316
Deferred income tax liabilities	5,940	5,170
Regulatory liabilities, deferred income, and other	5,191	4,986
Contingent liabilities and commitments (Note 10)

Equity:
Stockholders’ equity:
Preferred stock ($1 par value; 30 million shares authorized at September 30, 2026 and December 31, 2025; 35 thousand shares issued at September 30, 2026 and December 31, 2025)	35	35
Common stock ($1 par value; 1,470 million shares authorized at September 30, 2026 and December 31, 2025; 1,290 million shares issued at September 30, 2026 and 1,261 million shares issued at December 31, 2025)	1,290	1,261
Capital in excess of par value	27,257	24,801
Retained deficit	(11,794)	(12,237)
Accumulated other comprehensive income (loss)	125	127
Treasury stock, at cost (39 million shares at September 30, 2026 and December 31, 2025 of common stock)	(1,180)	(1,180)
Total stockholders’ equity	15,733	12,807
Noncontrolling interests in consolidated subsidiaries	5,761	2,188
Total equity	21,494	14,995
Total liabilities and equity	$70,680	$58,573
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI*	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at June 30, 2026	$35	$1,262	$24,783	$(11,834)	$124	$(1,180)	$13,190	$2,178	$15,368
Net income (loss)	—	—	—	700	—	—	700	67	767
Other comprehensive income (loss)	—	—	—	—	1	—	1	—	1
Cash dividends – common stock ($0.525 per share)	—	—	—	(656)	—	—	(656)	—	(656)
Stock-based compensation and related common stock issuances, net of tax	—	1	23	—	—	—	24	—	24
Issuance of common stock as noncash acquisition consideration (Note 3)	—	27	1,993	—	—	—	2,020	—	2,020
Noncontrolling interest resulting from acquisition (Note 3)	—	—	—	—	—	—	—	450	450
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(75)	(75)
Sale of partial interest in consolidated subsidiary (Note 1)	—	—	458	—	—	—	458	3,135	3,593
Contributions from noncontrolling interests	—	—	—	—	—	—	—	6	6
Other	—	—	—	(4)	—	—	(4)	—	(4)
Net increase (decrease) in equity	—	28	2,474	40	1	—	2,543	3,583	6,126
Balance at September 30, 2026	$35	$1,290	$27,257	$(11,794)	$125	$(1,180)	$15,733	$5,761	$21,494

Balance at June 30, 2025	$35	$1,260	$24,633	$(12,387)	$77	$(1,180)	$12,438	$2,367	$14,805
Net income (loss)	—	—	—	647	—	—	647	36	683
Other comprehensive income (loss)	—	—	—	—	(4)	—	(4)	—	(4)
Cash dividends – common stock ($0.500 per share)	—	—	—	(611)	—	—	(611)	—	(611)
Stock-based compensation and related common stock issuances, net of tax	—	1	23	—	—	—	24	—	24
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(66)	(66)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	3	3
Other	—	—	—	(3)	29	—	26	—	26
Net increase (decrease) in equity	—	1	23	33	25	—	82	(27)	55
Balance at September 30, 2025	$35	$1,261	$24,656	$(12,354)	$102	$(1,180)	$12,520	$2,340	$14,860

*Accumulated Other Comprehensive Income (Loss)
See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Changes in Equity (Continued)
(Unaudited)

	The Williams Companies, Inc. Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Deficit	AOCI	Treasury Stock	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Millions)
Balance at December 31, 2025	$35	$1,261	$24,801	$(12,237)	$127	$(1,180)	$12,807	$2,188	$14,995
Net income (loss)	—	—	—	2,392	—	—	2,392	163	2,555
Other comprehensive income (loss)	—	—	—	—	(2)	—	(2)	—	(2)
Cash dividends – common stock ($1.575 per share)	—	—	—	(1,940)	—	—	(1,940)	—	(1,940)
Stock-based compensation and related common stock issuances, net of tax	—	2	5	—	—	—	7	—	7
Issuance of common stock as noncash acquisition consideration (Note 3)	—	27	1,993	—	—	—	2,020	—	2,020
Noncontrolling interest resulting from acquisition (Note 3)	—	—	—	—	—	—	—	450	450
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(215)	(215)
Sale of partial interest in consolidated subsidiary (Note 1)	—	—	458	—	—	—	458	3,135	3,593
Contributions from noncontrolling interests	—	—	—	—	—	—	—	38	38
Other	—	—	—	(9)	—	—	(9)	2	(7)
Net increase (decrease) in equity	—	29	2,456	443	(2)	—	2,926	3,573	6,499
Balance at September 30, 2026	$35	$1,290	$27,257	$(11,794)	$125	$(1,180)	$15,733	$5,761	$21,494

Balance at December 31, 2024	$35	$1,258	$24,643	$(12,396)	$76	$(1,180)	$12,436	$2,404	$14,840
Net income (loss)	—	—	—	1,884	—	—	1,884	111	1,995
Other comprehensive income (loss)	—	—	—	—	(3)	—	(3)	—	(3)
Cash dividends – common stock ($1.500 per share)	—	—	—	(1,832)	—	—	(1,832)	—	(1,832)
Stock-based compensation and related common stock issuances, net of tax	—	3	13	—	—	—	16	—	16
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	(197)	(197)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	22	22
Other	—	—	—	(10)	29	—	19	—	19
Net increase (decrease) in equity	—	3	13	42	26	—	84	(64)	20
Balance at September 30, 2025	$35	$1,261	$24,656	$(12,354)	$102	$(1,180)	$12,520	$2,340	$14,860

See the Combined Notes to Financial Statements.

The Williams Companies, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$2,555	$1,995
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation, depletion, and amortization	1,796	1,754
Provision (benefit) for deferred income taxes	716	442
Equity (earnings) losses	(477)	(449)
Distributions from equity-method investees	678	600
Gain on sale of certain assets (Note 3)	(277)	—
Net unrealized (gain) loss from commodity derivative instruments	61	(55)
Gain on disposition of equity-method investments (Note 3)	(127)	—
Inventory write-downs	14	5
Amortization of stock-based awards	65	70
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	154	384
Inventories	(18)	(66)
Other current assets and deferred charges	(40)	(43)
Accounts payable	(302)	(359)
Other current liabilities	(196)	95
Changes in current and noncurrent commodity derivative assets and liabilities	(31)	77
Other, including changes in noncurrent assets and liabilities	(87)	(128)
Net cash provided (used) by operating activities	4,484	4,322
FINANCING ACTIVITIES:
Proceeds from (payments of) commercial paper – net	(700)	(284)
Proceeds from long-term debt	5,538	2,994
Payments of long-term debt	(1,137)	(1,733)
Payments for debt issuance costs	(51)	(29)
Proceeds from issuance of common stock	13	9
Proceeds from sale of partial interest in consolidated subsidiary (Note 1)	3,737	—
Common dividends paid	(1,940)	(1,832)
Dividends and distributions paid to noncontrolling interests	(215)	(197)
Contributions from noncontrolling interests	38	22
Other – net	(76)	(60)
Net cash provided (used) by financing activities	5,207	(1,110)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(5,682)	(2,938)
Dispositions – net (Note 3)	324	(80)
Proceeds from sale of business (Note 3)	187	—
Purchases of businesses, net of cash acquired (Note 3)	(2,816)	(1)
Proceeds from disposition of equity-method investments (Note 3)	6	—
Purchases of and contributions to equity-method investments	(156)	(192)
Other – net	139	9
Net cash provided (used) by investing activities	(7,998)	(3,202)
Increase (decrease) in cash and cash equivalents	1,693	10
Cash and cash equivalents at beginning of year	63	60
Cash and cash equivalents at end of period	$1,756	$70
_________
(1) Increases to property, plant, and equipment	$(6,013)	$(3,079)
Changes in related accounts payable and accrued liabilities	331	141
Capital expenditures	$(5,682)	$(2,938)
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Revenues:
Natural gas transportation service revenues:
Affiliates	$18	$19	$53	$55
Third-party	716	731	2,135	2,079
Natural gas storage service revenues	58	51	175	169
Natural gas product sales:
Affiliates	4	2	16	6
Third-party	33	35	75	75
Other service revenues:
Affiliates	2	—	4	2
Third-party	9	6	33	19
Total revenues	840	844	2,491	2,405

Costs and expenses:
Natural gas product costs:
Affiliates	1	2	4	7
Third-party	36	35	87	74
Operating and maintenance expenses:
Affiliates	50	43	140	127
Third-party	91	88	253	245
Depreciation and amortization expenses	148	111	438	426
General and administrative expenses:
Affiliates	52	45	147	135
Third-party	7	11	27	31
Taxes, other than income taxes	32	30	96	91
Other operating (income) expense – net	4	4	13	25
Total costs and expenses	421	369	1,205	1,161

Operating income (loss)	419	475	1,286	1,244

Interest expense	(82)	(82)	(251)	(244)
Interest income:
Affiliates	7	6	27	18
Third-party	2	2	5	5
Allowance for equity and borrowed funds used during construction (AFUDC)	23	10	52	25
Other income (expense) – net	—	(1)	1	(3)
Net income (loss)	$369	$410	$1,120	$1,045

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Balance Sheet
(Unaudited)

	September 30,	December 31,
	2026	2025
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	526	954
Trade	263	306
Affiliates	10	7
Other	26	23
Inventories	92	82
Regulatory assets	146	126
Other current assets and deferred charges	39	24
Total current assets	1,102	1,522

Property, plant, and equipment	22,011	21,012
Accumulated depreciation and amortization	(6,669)	(6,404)
Property, plant, and equipment – net	15,342	14,608
Regulatory assets	242	268
Deferred charges and other	470	466
Total assets	$17,156	$16,864

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$372	$225
Affiliates	61	62
Regulatory liabilities	61	93
Accrued interest	40	53
Reserve for rate refunds (Note 10)	—	179
Accrual for litigation settlement (Note 10)	—	75
Other current liabilities	209	143
Asset retirement obligations	24	41
Long-term debt due within one year	243	246
Total current liabilities	1,010	1,117
Long-term debt	5,631	5,642
Regulatory liabilities	909	914
Asset retirement obligations	568	573
Deferred income and other	284	227
Contingent liabilities and commitments (Note 10)

Member’s equity:
Member’s capital	5,363	5,088
Retained earnings	3,391	3,303
Total member’s equity	8,754	8,391
Total liabilities and member’s equity	$17,156	$16,864
See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Member’s capital:
Balance at beginning of period	$5,363	$5,088	$5,088	$5,088
Cash contributions from parent	—	—	275	—
Balance at end of period	5,363	5,088	5,363	5,088
Retained earnings:
Balance at beginning of period	3,358	3,246	3,303	3,217
Net income	369	410	1,120	1,045
Cash distributions to parent	(336)	(301)	(1,032)	(907)
Balance at end of period	3,391	3,355	3,391	3,355
Total member’s equity	$8,754	$8,443	$8,754	$8,443

See the Combined Notes to Financial Statements.

Transcontinental Gas Pipe Line Company, LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$1,120	$1,045
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	438	426
Allowance for equity funds used during construction (equity AFUDC)	(41)	(21)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	(3)	17
Trade and other accounts receivable	40	(28)
Inventories	(10)	(6)
Regulatory assets	(20)	(47)
Other current assets and deferred charges	(15)	5
Trade accounts payable	(14)	6
Affiliate payables	(1)	(7)
Reserve for rate refunds (Note 10)	(179)	123
Other current liabilities	(20)	51
Other, including changes in noncurrent assets and liabilities	—	(34)
Net cash provided (used) by operating activities	1,295	1,530
FINANCING ACTIVITIES:
Proceeds from other financing obligations	23	2
Payments of long-term debt	(8)	—
Payments on other financing obligations	(28)	(26)
Payments for debt issuance costs	(2)	—
Cash distributions to parent	(1,032)	(907)
Cash contributions from parent	275	—
Net cash provided (used) by financing activities	(772)	(931)
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(993)	(663)
Contributions and advances for construction costs	52	25
Dispositions – net	(62)	(82)
Advances to affiliate – net	428	140
Purchase of asset retirement obligations trust investments	(33)	(45)
Proceeds from sale of asset retirement obligations trust investments	85	26
Net cash provided (used) by investing activities	(523)	(599)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(1,069)	$(619)
Changes in related accounts payable and accrued liabilities	76	(44)
Capital expenditures	$(993)	$(663)
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Net Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Revenues:
Natural gas transportation service revenues	$114	$108	$340	$320
Natural gas storage service revenues	4	3	11	11
Other service revenues	1	3	6	7
Total revenues	119	114	357	338

Costs and expenses:
Operating and maintenance expenses:
Affiliates	15	13	43	38
Third-party	11	15	35	35
Depreciation and amortization expenses	31	29	92	88
General and administrative expenses:
Affiliates	11	10	31	30
Third-party	2	3	7	7
Taxes, other than income taxes	3	3	11	11
Other operating (income) expense – net	(6)	(6)	(16)	(16)
Total costs and expenses	67	67	203	193

Operating income (loss)	52	47	154	145

Interest expense	(8)	(7)	(25)	(21)
Interest income:
Affiliates	2	1	6	2
Third-party	1	1	4	2
Allowance for equity and borrowed funds used during construction (AFUDC)	4	3	10	7
Other income (expense) – net	2	(1)	3	—
Net income (loss)	$53	$44	$152	$135

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Balance Sheet
(Unaudited)

	September 30,	December 31,
	2026	2025
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Trade accounts and other receivables:
Advances to affiliate	175	218
Trade	38	41
Affiliates	1	—
Other	13	1
Inventories	10	9
Regulatory assets	5	3
Other current assets and deferred charges	6	8
Total current assets	248	280
Property, plant, and equipment	4,660	4,434
Accumulated depreciation and amortization	(2,269)	(2,164)
Property, plant, and equipment – net	2,391	2,270
Regulatory assets	94	80
Deferred charges and other	33	30
Total assets	$2,766	$2,660

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Payables:
Trade	$74	$39
Affiliates	14	12
Regulatory liabilities	20	20
Other current liabilities	61	32
Long-term debt due within one year	499	—
Total current liabilities	668	103
Long-term debt	250	748
Regulatory liabilities	196	225
Asset retirement obligations	158	152
Deferred income and other	10	5
Contingent liabilities and commitments (Note 10)

Member’s equity:
Member’s capital	1,328	1,305
Retained earnings	156	122
Total member’s equity	1,484	1,427
Total liabilities and member’s equity	$2,766	$2,660
See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Changes in Member’s Equity
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Member’s capital:
Balance at beginning of period	$1,328	$1,205	$1,305	$1,074
Cash contributions from parent	—	50	25	181
Noncash return of capital	—	—	(2)	—
Balance at end of period	1,328	1,255	1,328	1,255
Retained earnings:
Balance at beginning of period	142	116	122	89
Net income	53	44	152	135
Cash distributions to parent	(39)	(42)	(118)	(106)
Balance at end of period	156	118	156	118
Total member’s equity	$1,484	$1,373	$1,484	$1,373

See the Combined Notes to Financial Statements.

Northwest Pipeline LLC
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$152	$135
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation and amortization	92	88
Allowance for equity funds used during construction (equity AFUDC)	(8)	(6)
Cash provided (used) by changes in current assets and liabilities:
Affiliate receivables	(1)	—
Trade and other accounts receivable	(9)	3
Other current assets and deferred charges	3	1
Trade accounts payable	(1)	(6)
Affiliate payables	—	(3)
Other current liabilities	4	9
Other, including changes in noncurrent assets and liabilities	(28)	(40)
Net cash provided (used) by operating activities	204	181
FINANCING ACTIVITIES:
Cash distributions to parent	(118)	(106)
Cash contributions from parent	25	181
Advances from affiliate – net	—	(26)
Net cash provided (used) by financing activities	(93)	49
INVESTING ACTIVITIES:
Property, plant, and equipment:
Capital expenditures (1)	(159)	(149)
Contributions and advances for construction costs	19	6
Dispositions – net	(14)	(17)
Advances to affiliate – net	43	(70)
Net cash provided (used) by investing activities	(111)	(230)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$—	$—
____________________________________
(1) Increases to property, plant, and equipment, exclusive of equity AFUDC	$(200)	$(170)
Changes in related accounts payable and accrued liabilities	41	21
Capital expenditures	$(159)	$(149)
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
Transmission, Power & Gulf is comprised of interstate natural gas pipelines and their related natural gas storage facilities, including Transco, NWP, MountainWest Pipelines Holding LLC (MountainWest), and a 50 percent equity-method investment in Gulfstream Natural Gas System, L.L.C. (Gulfstream); natural gas gathering and processing (G&P) and crude oil production handling and transportation assets in the Gulf Coast region; and natural gas storage facilities and pipelines providing services in north Texas, Louisiana, and Mississippi. Transmission, Power & Gulf also includes a 51 percent ownership interest in Pantheon Power LLC (Pantheon) (a consolidated variable interest entity, or VIE), which owns the Socrates South power generation facility that was placed in service in the third quarter of 2026 (see Note 7 – Leases) and additional power projects under development.
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
West is comprised of Williams’ gas gathering, processing, and treating operations in the Denver-Julesberg Basin (DJ Basin) and Piceance regions of Colorado, the southwest and Wamsutter regions of Wyoming, the Barnett Shale region of north-central Texas, the Eagle Ford Shale region of south Texas, and the Haynesville Shale region of east Texas and northwest Louisiana. The Haynesville Shale region also includes gathering, processing, and transportation assets related to the September 2026 Momentum Acquisition (see Note 3 – Acquisitions and Divestitures). In the first quarter of 2026, the Anadarko basin gathering assets in the Mid-Continent region were sold (see Note 3 – Acquisitions and Divestitures). This segment also includes Williams’ NGL storage facilities, an undivided 50 percent interest in a NGL fractionator near Conway, Kansas, and a 50 percent equity-method investment in Overland Pass Pipeline Company LLC (OPPL).
Gas & NGL Marketing Services is comprised of Williams’ NGL and natural gas marketing and trading operations, which include risk management and transactions related to the storage and transportation of natural gas and NGLs on strategically positioned assets, as well as an equity-method investment in Cogentrix Co-Investment Fund, LP (Cogentrix) (a nonconsolidated VIE), representing an approximate 10 percent indirect interest in 10 natural gas power plants.
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
Sale of Partial Interest in Pantheon
In July 2026, Williams sold a 49 percent noncontrolling interest in Pantheon, which owns five power projects, to an investor in exchange for $5.34 billion of committed capital, with the change in ownership accounted for as an equity transaction since Williams retains control of Pantheon. The initial July 2026 contribution increased Noncontrolling interests in consolidated subsidiaries by $3.14 billion, Capital in excess of par value by $458 million, and Deferred income tax liabilities by $144 million. The remaining committed capital is expected to be received through the first quarter of 2027, including $1 billion received in October 2026. These capital contributions are dedicated for funding the construction of the power projects. In addition, Williams has a buyout right during years 7 through 14 for an amount that would provide the investor with a specified return (see Note 2 – Variable Interest Entities).

Notes (Continued)
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
Note 2 – Variable Interest Entities
Consolidated VIEs
As of September 30, 2026, Williams consolidated the following VIEs:
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

Notes (Continued)
services for producers in the Marcellus Shale and Utica Shale regions. Future expansion activity is expected to be funded with capital contributions from Williams and the other equity partner on a proportional basis.
Cardinal
Williams owns a 66 percent interest in Cardinal, a subsidiary that provides gathering services for the Utica Shale region and is a VIE due to certain risks shared with customers. Williams is the primary beneficiary because it has the power to direct the activities that most significantly impact Cardinal’s economic performance. Expansion activity is funded with capital contributions from Williams and the other equity partner on a proportional basis.
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
Pantheon
Williams owns a 51 percent interest in Pantheon, a subsidiary that is a VIE due to certain risks shared with a customer. Additionally, Williams is the primary beneficiary because it has the power to direct the activities that most significantly impact Pantheon’s economic performance (see Note 1 – Description of Business and Basis of Presentation).
Consolidated VIEs Balance Sheet Amounts
The following table presents amounts included in the Consolidated Balance Sheet that are only for the use or obligation of the consolidated VIEs:

	September 30,	December 31,
	2026	2025
	(Millions)
Assets (liabilities):
Cash and cash equivalents	$494	$53
Trade accounts and other receivables	224	155
Inventories	9	6
Other current assets and deferred charges	8	5
Property, plant, and equipment – net	8,919	4,412
Intangible assets – net	1,749	1,831
Regulatory assets, deferred charges, and other	52	23
Accounts payable	(963)	(56)
Other current liabilities	(28)	(19)
Regulatory liabilities, deferred income, and other	(203)	(78)
Nonconsolidated VIEs
Williams owns certain equity-method investments that are VIEs because the entities either lack sufficient equity at risk or their equity holders, as a group, lack the power to direct the activities that most significantly impact the entities’ economic performance. Williams’ maximum exposure to loss is limited to the carrying value of these investments (included within Investments in the Consolidated Balance Sheet), which totaled $630 million at

Notes (Continued)
September 30, 2026. Included in this total are Williams’ investments in Louisiana LNG and Cogentrix (discussed below).
Louisiana LNG
Williams owns a 10 percent interest in Louisiana LNG, which is a VIE because completion of the LNG facilities will require additional subordinated financial support from its equity holders in the form of capital contributions. At September 30, 2026, the carrying value of its investment in Louisiana LNG was $330 million. Williams’ maximum exposure to loss is limited to the carrying value of its investment. The total remaining cost of the project is expected to be funded with capital contributions from Williams and the other equity partners on a proportional basis.
Cogentrix
The Cogentrix investment represents an approximate 10 percent indirect interest in 10 natural gas power plants. Williams’ investment is accounted for under the equity-method within the Gas & NGL Marketing Services segment, while the investee is considered an investment company, which requires accounting for its investments at fair value. Williams’ equity earnings from Cogentrix reflect its share of the operating expenses and fair value changes recorded by the investee. The current carrying value reflects the favorable impact to fair value of an announced agreement to sell a significant portion of the underlying power plant assets. The Cogentrix investment is a VIE due primarily to Williams’ limited participation rights to direct Cogentrix’s activities. At September 30, 2026, the carrying value of Williams’ investment in Cogentrix was $261 million. Williams’ maximum exposure to loss is limited to the carrying value of its investment.
Note 3 – Acquisitions and Divestitures
Momentum Acquisition
On September 3, 2026, Williams closed on the acquisition of 100 percent of M6 Midstream LLC (Momentum), which owns gathering, processing, and transportation assets in the Haynesville Shale region (Momentum Acquisition). Total consideration for the acquisition was approximately $5.1 billion, including cash and approximately 27 million shares of Williams common stock valued based on the closing market price as of the transaction close date and subject to certain holding restrictions. Williams retained $869 million outstanding principal amount of long-term debt issued by New Generation Gas Gathering LLC (NG3), a partially-owned consolidated subsidiary of Momentum. Purchases of businesses, net of cash acquired in the Williams Consolidated Statement of Cash Flows includes $2.8 billion reflecting the cash purchase price, reduced for the cash acquired as presented in the purchase price allocation. The purpose of this acquisition was to strengthen Williams’ position in the Haynesville Shale region and advance its strategy to connect growing sources of natural gas production with expanding demand along the Gulf Coast. Assets acquired, acquisition-related costs incurred, and results of operations realized are included within Williams’ West segment.
During the period from the acquisition date of September 3, 2026 to September 30, 2026, the operations acquired in the Momentum Acquisition contributed Revenues of $113 million and Modified EBITDA (as defined in Note 11 – Segment Disclosures) of $40 million.
Acquisition-related costs for the Momentum Acquisition totaled $33 million and are included in General and administrative expenses.
Williams accounted for the Momentum Acquisition as a business combination, which requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their acquisition date fair values.
The following table presents the preliminary allocation of the acquisition date fair value of the major classes of the assets acquired and liabilities assumed at September 3, 2026. The fair value of accounts receivable acquired equals contractual amounts receivable. The allocation is considered preliminary because the valuation work has not

Notes (Continued)
been completed due to the ongoing review of the valuation results and validation of significant inputs and assumptions. Preliminary fair value measurements were made for certain acquired assets and liabilities, primarily property, plant, and equipment, which utilized the cost approach; intangible assets and noncontrolling interests, which utilized the income approach; and retained long-term debt, which utilized the market approach. However, adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as new information related to facts and circumstances as of the acquisition date may be identified.

(Millions)
Cash and cash equivalents	$228
Trade accounts and other receivables	179
Other current assets	4
Property, plant, and equipment – net	5,763
Intangible assets – net	490
Other noncurrent assets	4
Total identifiable assets acquired	6,668

Current liabilities	(142)
Long-term debt	(898)
Other noncurrent liabilities	(50)
Total liabilities assumed	(1,090)

Net identifiable assets acquired	$5,578

Noncontrolling interests	(450)
Net assets acquired	$5,128
Other intangible assets recognized in the Momentum Acquisition are related to contractual customer relationships from agreements with customers under which Williams performs gas gathering and related services. The basis for determining the value of these intangible assets is estimated future net cash flows to be derived from acquired contractual customer relationships discounted using a risk-adjusted discount rate. These intangible assets are being amortized on a straight-line basis over a period of 20 years which represents the term over which the contractual customer relationships are expected to contribute to Williams’ cash flows. The majority of the expected future revenues from these contractual customer relationships are impacted by Williams’ ability and intent to renew or renegotiate existing customer contracts. Williams expenses costs incurred to renew or extend the terms of its gas gathering contracts with customers. Based on the estimated future revenues during the current contract periods (as estimated at the time of the acquisition), the weighted-average period prior to the next renewal or extension of the existing contractual customer relationships is approximately 9 years.
Supplemental Pro Forma
The following pro forma Revenues and Net income (loss) attributable to The Williams Companies, Inc. for the three and nine months ended September 30, 2026 and 2025, respectively, are presented as if the Momentum Acquisition had been completed on January 1, 2025. These pro forma amounts are not necessarily indicative of what the actual results would have been if the acquisition had in fact occurred on the dates or for the periods indicated, nor do they purport to project Revenues or Net income (loss) attributable to The Williams Companies, Inc. for any future periods or as of any date. These amounts do not give effect to any potential cost savings, operating synergies, or revenue enhancements to result from the transaction or the potential costs to achieve these cost savings, operating synergies, and revenue enhancements.

Notes (Continued)

	Three Months Ended September 30, 2026
	As Reported	Pro Forma Momentum (1)	Pro Forma Combined
	(Millions)
Revenues	$3,223	$351	$3,574
Net income (loss) attributable to The Williams Companies, Inc.	700	23	723

	Three Months Ended September 30, 2025
	As Reported	Pro Forma Momentum	Pro Forma Combined
	(Millions)
Revenues	$2,923	$327	$3,250
Net income (loss) attributable to The Williams Companies, Inc.	647	13	660

	Nine Months Ended September 30, 2026
	As Reported	Pro Forma Momentum (1)	Pro Forma Combined
	(Millions)
Revenues	$9,306	$1,293	$10,599
Net income (loss) attributable to The Williams Companies, Inc.	2,392	70	2,462

	Nine Months Ended September 30, 2025
	As Reported	Pro Forma Momentum	Pro Forma Combined
	(Millions)
Revenues	$8,752	$1,063	$9,815
Net income (loss) attributable to The Williams Companies, Inc.	1,884	7	1,891

(1)Excludes results from operations acquired in the acquisition for the period beginning on the acquisition date, as these results are included in the amounts as reported.
Sale of Permian Interests
Consolidated Permian Gathering Assets
In August 2026, Williams completed the sale of certain gas gathering assets in the Permian basin within its West segment for total consideration of $139 million, resulting in the recognition of an $83 million gain in the third quarter of 2026. The gain is reflected in Gain on sale of certain assets, and the proceeds are reflected in Proceeds from sale of business. The results of operations for this disposal group, excluding the gain noted, were not significant for the reporting periods.
Brazos Permian II Equity-Method Investment
In June 2026, Williams completed the sale of an equity-method investment in Brazos Permian II, LLC within its West segment for total consideration of $143 million, resulting in the recognition of a $127 million gain reflected in Other investing income (loss) – net. The consideration received consisted primarily of publicly traded limited partner units of the acquirer measured at fair value on the transaction date, as well as cash reflected in Proceeds from disposition of equity-method investments. The limited partner units are classified as Level 1 within the fair value hierarchy and are remeasured at fair value each reporting period, with changes in fair value recognized in earnings (see Note 8 – Fair Value Measurements and Guarantees). Williams is required to hold the limited partner units for a minimum of six months following closing.

Notes (Continued)
Sale of Mid-Continent Gathering Assets
In February 2026, Williams closed on the sale of certain gas gathering assets in the Mid-Continent region within its West segment for total consideration of $48 million. This disposal group was classified as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, at December 31, 2025, and an impairment was recognized (see Note 8 – Fair Value Measurements and Guarantees). The proceeds are reflected in Proceeds from sale of business. The results of operations for this disposal group were not significant for the reporting periods.
Sale of South Mansfield Upstream Interests
In October 2025, Williams entered into an agreement to sell its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in upstream operations, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Williams classified this disposal group as held for sale, with the associated assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, at December 31, 2025. The transaction closed on January 30, 2026, and as a result of the sale Williams recognized a gain of $182 million in the first quarter of 2026 and an additional gain of $12 million in the second quarter of 2026. The gain is reflected in Gain on sale of certain assets, and the proceeds are reflected in Dispositions – net. The results of operations for this disposal group, excluding the gains noted, were not significant for the reporting periods.

Notes (Continued)
Note 4 – Revenue Recognition
Revenue by Category
The following tables present Williams’ revenue disaggregated by major service line:

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Three Months Ended September 30, 2026
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$977	$—	$—	$—	$—	$(21)	$956
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	272	498	533	—	—	(69)	1,234
Commodity consideration	32	—	25	—	—	—	57
Other	33	24	4	—	—	(2)	59
Total service revenues	1,314	522	562	—	—	(92)	2,306
Product sales	170	16	296	1,540	141	(467)	1,696
Total revenues from contracts with customers	1,484	538	858	1,540	141	(559)	4,002
Other revenues (1)	42	14	1	380	(10)	(4)	423
Other adjustments (2)	—	—	—	(1,334)	—	132	(1,202)
Total revenues	$1,526	$552	$859	$586	$131	$(431)	$3,223

Three Months Ended September 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$973	$—	$—	$—	$—	$(21)	$952
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	247	463	464	—	—	(64)	1,110
Commodity consideration	24	—	21	—	—	—	45
Other	10	25	5	—	—	(4)	36
Total service revenues	1,254	488	490	—	—	(89)	2,143
Product sales	130	31	219	1,248	136	(416)	1,348
Total revenues from contracts with customers	1,384	519	709	1,248	136	(505)	3,491
Other revenues (1)	8	11	3	658	24	—	704
Other adjustments (2)	—	—	—	(1,458)	—	186	(1,272)
Total revenues	$1,392	$530	$712	$448	$160	$(319)	$2,923

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services	Other	Eliminations	Total
	(Millions)
Nine Months Ended September 30, 2026
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,917	$—	$—	$—	$—	$(60)	$2,857
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	777	1,456	1,501	—	—	(204)	3,530
Commodity consideration	81	1	66	—	—	—	148
Other	80	74	17	—	—	(15)	156
Total service revenues	3,855	1,531	1,584	—	—	(279)	6,691
Product sales	428	72	754	5,013	422	(1,281)	5,408
Total revenues from contracts with customers	4,283	1,603	2,338	5,013	422	(1,560)	12,099
Other revenues (1)	69	39	—	2,113	(31)	(6)	2,184
Other adjustments (2)	—	—	—	(5,368)	—	391	(4,977)
Total revenues	$4,352	$1,642	$2,338	$1,758	$391	$(1,175)	$9,306

Nine Months Ended September 30, 2025
Revenues from contracts with customers:
Service revenues:
Regulated interstate natural gas transportation and storage	$2,820	$—	$—	$—	$—	$(62)	$2,758
Gathering, processing, transportation, fractionation, and storage:
Monetary consideration	665	1,385	1,335	—	—	(164)	3,221
Commodity consideration	75	1	65	—	—	—	141
Other	40	74	17	—	—	(14)	117
Total service revenues	3,600	1,460	1,417	—	—	(240)	6,237
Product sales	353	132	693	4,517	428	(1,304)	4,819
Total revenues from contracts with customers	3,953	1,592	2,110	4,517	428	(1,544)	11,056
Other revenues (1)	23	34	3	2,354	50	(2)	2,462
Other adjustments (2)	—	—	—	(5,323)	—	557	(4,766)
Total revenues	$3,976	$1,626	$2,113	$1,548	$478	$(989)	$8,752

______________
(1)Revenues not derived from contracts with customers primarily consist of physical product sales related to commodity derivative contracts, realized and unrealized gains and losses associated with Williams’ commodity derivative contracts, which are reported in Net gain (loss) from commodity derivatives in the Consolidated Statement of Comprehensive Income, management fees received for certain services provided to operated equity-method investments, and lease revenues from Williams’ Socrates power generation facility (see Note 7 – Leases) and certain corporate office properties.
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

Notes (Continued)
Contract Assets
The following tables present a reconciliation of contract assets:

	Three Months Ended September 30,
	Williams		Transco		NWP
	2026	2025	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$113	$102	$12	$13	$24	$23
Revenue recognized in excess of amounts invoiced	24	13	—	—	—	2
Minimum volume commitments invoiced	(7)	(5)	—	—	—	—
Amortization of contract assets	(25)	(2)	—	—	(1)	(1)
Balance at end of period	$105	$108	$12	$13	$23	$24

	Nine Months Ended September 30,
	Williams		Transco		NWP
	2026	2025	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$109	$98	$13	$10	$24	$21
Revenue recognized in excess of amounts invoiced	61	71	—	4	—	5
Minimum volume commitments invoiced	(17)	(58)	—	—	—	—
Amortization of contract assets	(48)	(3)	(1)	(1)	(1)	(2)
Balance at end of period	$105	$108	$12	$13	$23	$24

Notes (Continued)
Contract Liabilities
The following tables present a reconciliation of contract liabilities:

	Three Months Ended September 30,
	Williams		Transco
	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$932	$1,054	$157	$168
Payments received and deferred	42	32	—	—
Liabilities acquired and other additions	49	—	—	—
Significant financing component	2	1	—	—
Recognized in revenue	(77)	(83)	(2)	(3)
Balance at end of period	$948	$1,004	$155	$165

	Nine Months Ended September 30,
	Williams		Transco
	2026	2025	2026	2025
	(Millions)
Balance at beginning of period	$948	$1,046	$163	$173
Payments received and deferred	169	152	—	—
Liabilities acquired and other additions	49	23	—	—
Significant financing component	5	5	—	—
Recognized in revenue	(223)	(222)	(8)	(8)
Balance at end of period	$948	$1,004	$155	$165
The following table presents the amount of the contract liabilities balance expected to be recognized as revenue when performance obligations are satisfied as of September 30, 2026:

	Contract Liabilities
	Williams	Transco
	(Millions)
2026 (three months)	$57	$3
2027 (one year)	174	11
2028 (one year)	138	11
2029 (one year)	110	10
2030 (one year)	75	10
Thereafter	394	110
Total	$948	$155

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
Remaining performance obligations exclude variable consideration, including contracts with variable consideration for which it has elected the practical expedient for consideration recognized in revenue as billed. Certain of its contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of September 30, 2026, do not consider potential future performance obligations for which the renewal has not been exercised and exclude contracts with customers for which the underlying facilities have not received FERC authorization to be placed into service. Consideration received prior to September 30, 2026, that will be recognized in future periods is also excluded from its remaining performance obligations and is instead reflected in contract liabilities.
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of September 30, 2026:

	Remaining Performance Obligations
	Williams	Transco	NWP
	(Millions)
2026 (three months)	$1,202	$761	$105
2027 (one year)	4,720	2,934	419
2028 (one year)	4,239	2,655	399
2029 (one year)	3,773	2,370	373
2030 (one year)	3,034	1,843	367
Thereafter	15,573	10,467	2,345
Total	$32,541	$21,030	$4,008
Accounts Receivable
The following is a summary of Williams’ Trade accounts and other receivables:

	September 30, 2026	December 31, 2025
	(Millions)
Accounts receivable related to revenues from contracts with customers	$1,697	$1,532
Receivables from derivatives	133	444
Other accounts receivable	268	108
Trade accounts and other receivables	$2,098	$2,084
Transco and NWP receivables from contracts with customers are included within Receivables - Trade and Receivables - Affiliates. Receivables that are not related to contracts with customers are included within Receivables - Advances to affiliate and Receivables - Other.

Notes (Continued)
Note 5 – Provision (Benefit) for Income Taxes
Williams’ Provision (benefit) for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Current:
Federal	$(3)	$(8)	$(6)	$155
State	—	(2)	15	16
	(3)	(10)	9	171
Deferred:
Federal	190	185	620	337
State	34	71	96	105
	224	256	716	442
Provision (benefit) for income taxes	$221	$246	$725	$613
The effective income tax rates for the total provision (benefit) for the three and nine months ended September 30, 2026 and 2025, are greater than the federal statutory rate, primarily due to the effect of state income taxes.
Note 6 – Debt and Banking Arrangements
Senior Unsecured Debt Activity
Issuances
Issuances in 2026 are as follows:

Issue Date	Maturity Date	Amount	Rate
		(Millions)
Williams’ Public Issuances:
September 10, 2026	October 15, 2029	$500	5.000%
September 10, 2026	September 15, 2033	1,000	5.600%
September 10, 2026	September 15, 2036	750	5.800%
September 10, 2026	September 15, 2056	500	6.400%
January 8, 2026 (1)	March 15, 2033	500	5.650%
January 8, 2026	March 15, 2036	1,250	5.150%
January 8, 2026	March 15, 2056	1,000	5.950%
________________
(1)    Additional issuance of the 5.65 percent senior notes due 2033 issued on March 2, 2023, and trade interchangeably with such notes.
In connection with the Momentum Acquisition, Williams retained $869 million outstanding principal amount of secured variable rate debt due in 2029 (see Note 3 – Acquisitions and Divestitures).

Notes (Continued)
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

Notes (Continued)
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
The ratio of debt to capitalization (defined as net worth plus debt), each as defined, must be no greater than 65 percent for each of Transco and NWP.

	September 30, 2026
	Stated Capacity	Outstanding
	(Millions)
Williams Credit Agreement (1)(2)	$3,750	$—
364-Day Credit Agreement (2)	1,000	—
Letters of credit under certain bilateral bank agreements		17
________________
(1)    In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under the commercial paper program.
(2)    Williams expects to be in compliance with the associated covenants for the September 30, 2026, reporting period.
Commercial Paper Program
At September 30, 2026, no commercial paper was outstanding under Williams’ $3.5 billion commercial paper program.
Note 7 – Leases
Lessor
Williams is a lessor through certain power purchase agreements, whereby Williams provides power generation and pipeline capacity to a counterparty on a firm basis.
In the third quarter of 2026, the Socrates South power generation facility was placed in service. The related power purchase agreement has an initial noncancellable term of 10 years with an option for the customer to extend the term by an additional five years.
Williams determined that the agreement contains an operating lease. Judgment is used in determining whether the power purchase agreements contain leases and whether they are classified as operating, sales-type, or direct financing leases. Operating lease income is recognized within Service revenues in the Consolidated Statement of Income.
Williams has elected the lessor practical expedient to not separate lease and qualifying nonlease components associated with the power purchase agreements. The qualifying nonlease components primarily consist of certain operating and maintenance services. Williams determined that the lease component is predominant and accounts for the combined components as an operating lease with the related income recognized on a straight-line basis over the lease term. Variable lease income primarily consists of usage-based charges for power generated and fuel used during the period and is recognized in the period earned.

Notes (Continued)
Lease income related to power projects was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Lease income — fixed	$35	$—	$35	$—
Lease income — variable	5	—	5	—
Total operating lease income	$40	$—	$40	$—
At September 30, 2026, the gross carrying amount of power generation facilities and associated gas pipeline infrastructure subject to operating leases was $1 billion.
At September 30, 2026, future lease payments to be received under operating lease terms related to in-service power projects were as follows:

(Millions)
2026	$51
2027	205
2028	205
2029	205
2030	205
2031	205
Thereafter	942
Total	$2,018

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

			Fair Value Measurements Using
	Carrying Amount	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Millions)
Assets (liabilities) at September 30, 2026:
Measured on a recurring basis:
ARO Trust - Transco	$320	$320	$320	$—	$—
Commodity derivative assets (1)	262	639	383	149	107
Commodity derivative liabilities (1)	(301)	(898)	(525)	(287)	(86)
Equity securities	125	125	125	—	—
Additional disclosures:
Guarantees	(34)	(26)	—	(10)	(16)
Debt by issuer, including current portion:
Williams	(26,034)	(24,381)	—	(24,381)	—
Transco	(5,874)	(5,464)	—	(5,464)	—
NWP	(749)	(747)	—	(747)	—
MountainWest	(380)	(365)	—	(365)	—
NG3 (see Note 3)	(897)	(896)	—	(896)	—
Total debt	(33,934)	(31,853)	—	(31,853)	—

Assets (liabilities) at December 31, 2025:
Measured on a recurring basis:
ARO Trust - Transco	$356	$356	$356	$—	$—
Commodity derivative assets (1)	336	722	431	158	133
Commodity derivative liabilities (1)	(340)	(915)	(497)	(270)	(148)
Additional disclosures:
Guarantees	(35)	(28)	—	(12)	(16)
Debt by issuer, including current portion:
Williams	(21,649)	(21,556)	—	(21,556)	—
Transco	(5,888)	(5,941)	—	(5,941)	—
NWP	(748)	(747)	—	(747)	—
MountainWest	(376)	(385)	—	(385)	—
Total debt	(28,661)	(28,629)	—	(28,629)	—

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
Investments within the ARO Trust were as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(Millions)
Money market fund	$6	$6	$34	$34
U.S. equity funds	39	147	53	169
International equity fund	32	58	32	51
Municipal bond fund	117	109	104	102
Total	$194	$320	$223	$356
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
Equity securities
Williams has certain investments in equity securities consisting of publicly traded limited partner units that are actively traded on the New York Stock Exchange (see Note 3 – Acquisitions and Divestitures). These equity securities are classified as Level 1 within the fair value hierarchy and are measured at fair value on a recurring basis using quoted market prices. Changes in fair value are recognized in Other investing income (loss) – net and the fair value is reported in Other current assets and deferred charges.

Notes (Continued)
Additional Fair Value Disclosures
Guarantees
Guarantees primarily consist of a guarantee Williams has provided in the event of nonpayment by a previously owned communications subsidiary, Williams Communications Group, Inc., (WilTel), on a lease performance obligation that extends through 2042. Guarantees also include an indemnification related to a disposed operation.
To estimate the fair value of the WilTel guarantee, an estimated default rate is applied to the sum of the future contractual lease payments using an income approach. The estimated default rate is determined by obtaining the average cumulative issuer-weighted default rate based on the credit rating of WilTel’s current owner and the term of the underlying obligation. The default rate is published by Moody’s Investors Service. The carrying value of the WilTel guarantee is reported in Other current liabilities. The maximum potential undiscounted liquidity exposure is approximately $20 million at September 30, 2026. The exposure declines systematically through the remaining term of WilTel’s obligation.
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
Nonrecurring Fair Value Measurements
In December 2025, Williams’ management approved a plan to sell certain gas gathering assets in the Mid-Continent region. These operations were designated as held for sale at December 31, 2025. Accordingly, the disposal group, inclusive of Intangible assets – net, was measured at fair value using the expected sales price under a third-party contract, resulting in a fourth quarter 2025 impairment charge of $176 million within the West segment. Using these inputs, the fair value of the disposal group was measured at $48 million and classified within Level 2 of the fair value hierarchy. The estimated fair value of the Property, plant, and equipment – net and Intangible assets – net were determined using a market approach incorporating indications of interest from third parties. This disposal group was sold in the first quarter of 2026 (see Note 3 – Acquisitions and Divestitures).
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
Volumes
At September 30, 2026, the notional volume of the net long (short) positions for Williams’ commodity derivative contracts were as follows:

	Commodity	Unit of Measure	Net Long (Short) Position

Index Risk	Natural Gas	MMBtu	1,011,810,669
Central Hub Risk - Henry Hub	Natural Gas	MMBtu	(30,910,653)
Basis Risk	Natural Gas	MMBtu	514,399,483
Central Hub Risk - Mont Belvieu	Natural Gas Liquids	Barrels	(1,320,000)
Basis Risk	Natural Gas Liquids	Barrels	(255,000)
Central Hub Risk - WTI	Crude Oil	Barrels	(405,000)
Financial Statement Presentation
The fair value of commodity derivatives, which are not designated as hedging instruments for accounting purposes, is reflected as follows:

	September 30, 2026		December 31, 2025
Commodity Derivatives Categories	Assets	(Liabilities)	Assets	(Liabilities)
	(Millions)
Current	$420	$(539)	$494	$(535)
Noncurrent	219	(359)	228	(380)
Total commodity derivatives	639	(898)	722	(915)
Counterparty and collateral netting offset	(377)	597	(386)	575
Amounts recognized in Williams’ Consolidated Balance Sheet	$262	$(301)	$336	$(340)

Notes (Continued)
The pre-tax impacts of Williams’ commodity derivatives, which are not designated as hedging instruments for accounting purposes, are reflected as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Net gain (loss) from commodity derivatives within Total revenues:
Realized	$(20)	$7	$(201)	$(21)
Unrealized	22	49	(62)	51
	$2	$56	$(263)	$30

Net gain (loss) from commodity derivatives within Net processing commodity expenses:
Realized	$—	$—	$(3)	$(2)
Unrealized	—	2	1	4
	$—	$2	$(2)	$2
Total net gain (loss) from commodity derivatives	$2	$58	$(265)	$32
Contingent Features
Generally, collateral may be provided in the form of a parent guaranty, letter of credit, or cash. If collateral is required, fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are offset against fair value amounts recognized for derivatives executed with the same counterparty.
Williams has specific trade and credit contracts that contain minimum credit rating requirements. These credit rating requirements typically give counterparties the right to suspend or terminate credit if Williams’ credit ratings are downgraded to non-investment grade status. Under such circumstances, Williams would need to post collateral to continue transacting business with these counterparties. At September 30, 2026, the contractually required collateral in the event of a credit rating downgrade to non-investment grade status was $69 million.
Williams maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Williams may be required to deposit cash into these accounts. At September 30, 2026 and December 31, 2025, net cash collateral held on deposit in broker margin accounts was $220 million and $189 million, respectively.
Note 10 – Contingencies and Commitments
Royalty Matters
Certain customers, including Expand Energy Corporation (formerly Chesapeake Energy Corporation or Chesapeake), have been named in various lawsuits alleging underpayment of royalties and claiming, among other things, violations of anti-trust laws and the Racketeer Influenced and Corrupt Organizations Act. Williams has also been named as a defendant in certain of these cases filed in Pennsylvania based on allegations that Williams improperly participated with Chesapeake in causing the alleged royalty underpayments. Williams believes that the claims asserted are subject to indemnity obligations owed to Williams by Chesapeake, which obligations survived Chesapeake’s bankruptcy proceedings. Prior to its bankruptcy, Chesapeake reached a settlement to resolve substantially all Pennsylvania royalty cases pending. During the pendency of the bankruptcy, that settlement was renegotiated. The settlement applied to both Chesapeake and Williams and did not require any contribution from Williams. On August 23, 2021, after referral to the United States District Court for the Southern District of Texas by the bankruptcy court, the court approved the settlement. Two objectors filed an appeal with the United States Court

Notes (Continued)
of Appeals for the Fifth Circuit. On June 8, 2023, the Court of Appeals vacated the settlement approval and remanded to the United States District Court for the Southern District of Texas with instructions to dismiss the settlement proceedings for lack of jurisdiction. On August 31, 2023, the bankruptcy court entered an order finding the settlement agreements to be null and void. Certain plaintiffs filed a notice of dismissal of their claims against Chesapeake that arose prior to February 8, 2021, in the United States District Court for the Middle District of Pennsylvania lawsuits. The notice stated that plaintiffs are not releasing their claims against the other defendants, including Williams, or claims against Chesapeake that arose after February 9, 2021. Chesapeake has been dismissed from the lawsuits. In September 2026, Williams settled one of the Pennsylvania cases and does not consider the remaining matter to be significant. Williams continues to believe the remaining claim against Williams is subject to indemnity obligations owed to Williams by Chesapeake.
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
Williams
Williams is a participant in certain environmental activities in various stages including assessment studies, cleanup operations, and/or remedial processes at certain sites, some of which Williams currently does not own. Williams is monitoring these sites in a coordinated effort with other potentially responsible parties, the EPA, or other governmental authorities. Williams is jointly and severally liable along with unrelated third parties in some of these activities and solely responsible in others. Certain of Williams’ subsidiaries have been identified as potentially

Notes (Continued)
responsible parties at various Superfund and state waste disposal sites. In addition, these subsidiaries have incurred, or are alleged to have incurred, various other hazardous materials removal or remediation obligations under environmental laws. At September 30, 2026, Williams has accrued liabilities totaling $38 million for these matters, as discussed below. Estimates of the most likely costs of cleanup are generally based on completed assessment studies, preliminary results of studies, or Williams’ experience with other similar cleanup operations. At September 30, 2026, certain assessment studies were still in process for which the ultimate outcome may yield different estimates of most likely costs. Therefore, the actual costs incurred will depend on the final amount, type, and extent of contamination discovered at these sites, the final cleanup standards mandated by the EPA or other governmental authorities, and other factors.
Continuing operations
Williams’ interstate gas pipelines are involved in remediation and monitoring activities related to certain facilities and locations for polychlorinated biphenyls (PCBs), mercury, and other hazardous substances. These activities have involved the EPA and various state environmental authorities, resulting in Williams’ identification as a potentially responsible party (PRP) at various Superfund waste sites. At September 30, 2026, Williams has accrued liabilities of $11 million (see Transco and NWP below) for these costs and expects to recover approximately $3 million through rates.
Williams also accrues environmental remediation costs for natural gas underground storage facilities, primarily related to soil and groundwater contamination. At September 30, 2026, Williams has accrued liabilities totaling $8 million for these costs.
Former operations
Williams has potential obligations in connection with assets and businesses it no longer operates. These potential obligations include remediation activities at the direction of federal and state environmental authorities and the indemnification of the purchasers of certain of these assets and businesses for environmental and other liabilities existing at the time the sale was consummated. At September 30, 2026, Williams has accrued environmental liabilities of $19 million related to these matters.
Transco
Transco has had studies underway for many years to test some of its facilities for the presence of toxic and hazardous substances such as PCBs and mercury to determine to what extent, if any, remediation may be necessary. Transco has also similarly evaluated past on-site disposal of hydrocarbons at a number of its facilities. Transco has worked closely with and responded to data requests from the EPA and state agencies regarding such potential contamination of certain of its sites. Transco is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs. Transco also has a program for monitoring certain environmental activities at its Eminence storage facility. At September 30, 2026, Transco has accrued liabilities of approximately $10 million for the expected ongoing remediation and monitoring costs.
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

Notes (Continued)
it has been permitted recovery of environmental costs, and it is Transco’s intent to continue seeking recovery of such costs through future rate filings.
NWP
Beginning in the mid-1980s, NWP evaluated many of its facilities for the presence of toxic and hazardous substances to determine to what extent, if any, remediation might be necessary. NWP identified PCB contamination in air compressor systems, soils, and related properties at certain compressor station sites. Similarly, it identified hydrocarbon impacts at these facilities due to the former use of earthen pits, lubricating oil leaks or spills, and excess pipe coating released to the environment. In addition, heavy metals have been identified at these sites due to the former use of mercury containing meters and paint and welding rods containing lead, cadmium, and arsenic. The PCBs were remediated pursuant to a Consent Decree with the EPA in the late 1980s, and NWP conducted a voluntary clean-up of the hydrocarbon and mercury impacts in the early 1990s. In 2005, the Washington Department of Ecology required NWP to re-evaluate previous clean-ups in Washington. During 2006 to 2015, 129 meter stations were evaluated, of which 82 required remediation. As of September 30, 2026, six meter stations are still being evaluated. During 2006 to 2018, 14 compressor stations were evaluated, of which 11 required remediation. As of September 30, 2026, four compressor stations are still being remediated. NWP had accrued liabilities totaling approximately $1 million at September 30, 2026, for the ongoing remediation. NWP is conducting environmental assessments and implementing a variety of remedial measures that may result in increases or decreases in the total estimated costs.
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
At September 30, 2026 and December 31, 2025, totals of $89 million and $72 million, respectively, were included in Regulatory assets and were comprised of the cost of the purchased allowances held, the estimated difference between the allowances held and the allowances required, and the interest income component of the regulatory asset. At September 30, 2026 and December 31, 2025, $1 million and $6 million respectively, were recorded in Other current liabilities as the estimated difference. Interest income of $4 million for the nine months ended September 30, 2026 and 2025, were reflected in Other income (expense) – net.
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
At September 30, 2026, other than as previously disclosed, Williams is not aware of any material claims against it involving the above-described indemnities. Any claim for indemnity brought against Williams in the future may have a material adverse effect on Williams’ results of operations in the period in which the claim is made.
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
Commitments
Commitments for construction and acquisition of property, plant, and equipment for Williams are approximately $5.9 billion at September 30, 2026. A significant portion of the Williams commitment relates to acquisition of long-lead time equipment for power projects, which are backed by reimbursement from the power project customer if the equipment order is cancelled.
Note 11 – Segment Disclosures
Williams
Williams’ four reportable segments are Transmission, Power & Gulf; Northeast G&P; West; and Gas & NGL Marketing Services. See Note 1 – Description of Business and Basis of Presentation.
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

Notes (Continued)
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
	(Millions)
Three Months Ended September 30, 2026
Segment revenues:
Service revenues
External	$1,304	$533	$471	$—	$2,308
Internal	24	3	67	—	94
Total service revenues	1,328	536	538	—	2,402
Total service revenues – commodity consideration	32	—	25	—	57
Product sales
External	43	7	84	664	798
Internal	127	9	212	(107)	241
Total product sales	170	16	296	557	1,039
Net gain (loss) from commodity derivatives
Realized	(4)	—	—	(3)	(7)
Unrealized	—	—	—	32	32
Total net gain (loss) from commodity derivatives (2)	(4)	—	—	29	25
Total revenues of reportable segments	$1,526	$552	$859	$586	$3,523
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(175)	(16)	(285)	(545)
Operating and administrative expenses (3)	(353)	(111)	(215)	(19)
Recoverable power, transportation, and storage costs (4)	(76)	(49)	(18)	—
Other segment income (expenses) - net (5)	40	(3)	(1)	—
Gain on sale of certain assets (Note 3)	—	—	83	—
Proportional Modified EBITDA of equity-method investments	38	169	28	17
Total Modified EBITDA of reportable segments	$1,000	$542	$451	$39	$2,032
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					52
Depreciation, depletion, and amortization expenses					(620)
Equity earnings (losses)					157
Other investing income (loss) - net (Note 3)					30
Interest expense					(385)
Accretion expense associated with AROs for nonregulated operations					(26)
Proportional Modified EBITDA of equity-method investments					(252)
Income (loss) before income taxes					$988

Additions to long-lived segment assets	$2,139	$28	$5,022	$—	$7,189

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)

Three Months Ended September 30, 2025
Segment revenues:
Service revenues
External	$1,213	$495	$409	$—	$2,117
Internal	24	4	61	—	89
Total service revenues	1,237	499	470	—	2,206
Total service revenues – commodity consideration	24	—	21	—	45
Product sales
External	42	7	38	576	663
Internal	88	24	181	(161)	132
Total product sales	130	31	219	415	795
Net gain (loss) from commodity derivatives
Realized	1	—	2	(11)	(8)
Unrealized	—	—	—	44	44
Total net gain (loss) from commodity derivatives (2)	1	—	2	33	36
Total revenues of reportable segments	$1,392	$530	$712	$448	$3,082
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(139)	(25)	(211)	(398)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	2
Operating and administrative expenses (3)	(290)	(114)	(150)	(14)
Recoverable power, transportation, and storage costs (4)	(64)	(42)	(17)	—
Other segment income (expenses) - net (5)	37	(5)	(28)	—
Proportional Modified EBITDA of equity-method investments	37	161	36	16
Total Modified EBITDA of reportable segments	$973	$505	$342	$54	$1,874
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					93
Depreciation, depletion, and amortization expenses					(564)
Equity earnings (losses)					152
Other investing income (loss) - net					19
Interest expense					(372)
Accretion expense associated with AROs for nonregulated operations					(23)
Proportional Modified EBITDA of equity-method investments					(250)
Income (loss) before income taxes					$929

Additions to long-lived segment assets	$754	$53	$167	$—	$974

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)

Nine Months Ended September 30, 2026
Segment revenues:
Service revenues
External	$3,780	$1,559	$1,319	$—	$6,658
Internal	72	10	201	—	283
Total service revenues	3,852	1,569	1,520	—	6,941
Total service revenues – commodity consideration	81	1	66	—	148
Product sales
External	104	29	155	2,282	2,570
Internal	324	43	599	(324)	642
Total product sales	428	72	754	1,958	3,212
Net gain (loss) from commodity derivatives
Realized	(9)	—	(2)	(159)	(170)
Unrealized	—	—	—	(41)	(41)
Total net gain (loss) from commodity derivatives (2)	(9)	—	(2)	(200)	(211)
Total revenues of reportable segments	$4,352	$1,642	$2,338	$1,758	$10,090
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(446)	(73)	(723)	(1,530)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	1
Operating and administrative expenses (3)	(935)	(323)	(530)	(71)
Recoverable power, transportation, and storage costs (4)	(201)	(146)	(54)	—
Other segment income (expenses) - net (5)	88	1	4	(1)
Gain on sale of certain assets (Note 3)	—	—	83	—
Proportional Modified EBITDA of equity-method investments	111	505	99	45
Total Modified EBITDA of reportable segments	$2,969	$1,606	$1,217	$202	$5,994
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					188
Gain on sale of certain upstream assets (Note 3)					194
Depreciation, depletion, and amortization expenses					(1,796)
Equity earnings (losses)					477
Other investing income (loss) - net (Note 3)					188
Interest expense					(1,132)
Accretion expense associated with AROs for nonregulated operations					(73)
Proportional Modified EBITDA of equity-method investments					(760)
Income (loss) before income taxes					$3,280

Additions to long-lived segment assets	$5,125	$71	$5,130	$1	$10,327

Notes (Continued)

	Transmission, Power & Gulf	Northeast G&P	West	Gas & NGL Marketing Services (1)	Total
	(Millions)

Nine Months Ended September 30, 2025
Segment revenues:
Service revenues
External	$3,476	$1,482	$1,195	$—	$6,153
Internal	72	11	159	—	242
Total service revenues	3,548	1,493	1,354	—	6,395
Total service revenues – commodity consideration	75	1	65	—	141
Product sales
External	99	42	109	2,037	2,287
Internal	254	90	584	(480)	448
Total product sales	353	132	693	1,557	2,735
Net gain (loss) from commodity derivatives
Realized	—	—	1	(44)	(43)
Unrealized	—	—	—	35	35
Total net gain (loss) from commodity derivatives (2)	—	—	1	(9)	(8)
Total revenues of reportable segments	$3,976	$1,626	$2,113	$1,548	$9,263
Segment costs and expenses and Proportional Modified EBITDA of equity-method investments:
Product costs and net realized processing commodity expenses	(381)	(115)	(666)	(1,332)
Net unrealized gain (loss) from commodity derivatives within Net processing commodity expenses	—	—	—	4
Operating and administrative expenses (3)	(846)	(333)	(452)	(72)
Recoverable power, transportation, and storage costs (4)	(189)	(125)	(46)	—
Other segment income (expenses) - net (5)	52	(7)	(18)	1
Proportional Modified EBITDA of equity-method investments	110	474	106	27
Total Modified EBITDA of reportable segments	$2,722	$1,520	$1,037	$176	$5,455
Reconciliation of Modified EBITDA:
Contributions from upstream operations, corporate, and other business activities					286
Depreciation, depletion, and amortization expenses					(1,754)
Equity earnings (losses)					449
Other investing income (loss) - net					31
Interest expense					(1,071)
Accretion expense associated with AROs for nonregulated operations					(71)
Proportional Modified EBITDA of equity-method investments					(717)
Income (loss) before income taxes					$2,608

Additions to long-lived segment assets	$1,781	$166	$962	$1	$2,910

As of September 30, 2026
Equity-method investments by reportable segment	$575	$3,168	$428	$261	$4,432
Segment assets	$30,966	$12,166	$18,366	$276	$61,774

As of December 31, 2025
Equity-method investments by reportable segment	$512	$3,236	$460	$292	$4,500
Segment assets	$26,515	$12,533	$12,398	$317	$51,763
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
(4)    Recoverable power, transportation and storage costs are charges incurred which are reimbursable pursuant to FERC stipulations, customer contracts, or certain power purchase agreements.
(5)    Other segment income (expenses) - net primarily includes equity AFUDC and regulatory credits and charges related to Williams’ regulated operations, as well as the write-off of certain compression assets in the West segment in the third quarter of 2025.
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
Dividends
In September 2026, Williams paid a regular quarterly dividend of $0.525 per share.
Overview of Nine Months Ended September 30, 2026
Net income (loss) attributable to The Williams Companies, Inc. for the nine months ended September 30, 2026, increased $508 million compared to the nine months ended September 30, 2025. Further discussion of the results is found in this report in the Results of Operations.

Management’s Discussion and Analysis (Continued)
Recent Developments
Momentum Acquisition
On September 3, 2026, Williams closed on the acquisition of Momentum for total consideration of approximately $5.1 billion. Momentum’s assets in the Haynesville Shale region include 6 Bcf/d of gathering capacity and 4 Bcf/d of pipeline capacity. See Note 3 – Acquisitions and Divestitures.
Sale of Partial Interest in Pantheon
In July 2026, Williams sold a noncontrolling interest in five power projects, Socrates, Apollo, Aquila, Socrates the Younger, and Neo, to an investor in exchange for $5.34 billion of committed capital. The initial contribution of $3.74 billion was received in July 2026 and the remaining committed capital is expected to be received through first quarter of 2027, including $1 billion received in October 2026. See Note 1 – Description of Business and Basis of Presentation.
Sale of Permian Interests
Consolidated Permian Gathering Assets
In August 2026, Williams completed the sale of certain gas gathering assets in the Permian basin within its West segment for total consideration of $139 million, resulting in the recognition of an $83 million gain in the third quarter of 2026. See Note 3 – Acquisitions and Divestitures.
Brazos Permian II Equity-Method Investment
In June 2026, Williams completed the sale of an equity-method investment in Brazos Permian II, LLC within its West segment for total consideration of $143 million, resulting in the recognition of a $127 million gain reflected in the second quarter of 2026. See Note 3 – Acquisitions and Divestitures.
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
Sale of South Mansfield Upstream Interests
In January 2026, Williams closed on the sale of its interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region, included in Other, for consideration of $398 million with additional contingent consideration to possibly be received through 2029. Upon closing, Williams recognized a gain of $182 million in the first quarter of 2026 and an additional gain of $12 million in the second quarter of 2026. See Note 3 – Acquisitions and Divestitures.

Management’s Discussion and Analysis (Continued)
Expansion Project Updates
Expansion projects placed into service for the current year are described below. Ongoing major expansion projects are discussed later in Company Outlook.
Transmission, Power & Gulf
Gillis West
This project involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from receipt points in Louisiana to delivery points in Texas. Transco placed the project into service in late October 2026. The project is expected to increase capacity by 115 Mdth/d.
Ryckman Creek Lateral
This project involves an expansion of NWP’s existing natural gas transmission system to provide incremental firm transportation capacity from a receipt point in northeast Oregon to multiple delivery points in southwest Wyoming. NWP placed the project into service in late October 2026. The project is expected to increase contracted capacity by 50 Mdth/d.
Huntingdon Connector
This project involves an expansion of NWP’s existing natural gas transmission system that will provide year-round transportation capacity from the Sumas receipt point to various delivery points in Washington. NWP placed the project into service in late October 2026. The project is expected to increase capacity by 78 Mdth/d.
Power - Socrates
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
In 2026, Williams’ operating results are expected to benefit from the continued growth in the Transmission, Power & Gulf segment, primarily reflecting the impacts of the Socrates Power project, as well as numerous

Management’s Discussion and Analysis (Continued)
expansion projects at Transco and the Gulf of America. Growth in 2026 will benefit from a full year of the Louisiana Energy Gateway expansion project as well as expected increases in Haynesville Shale volumes, including the Momentum acquisition. Additionally, Williams expects higher gathering and processing results in the Northeast. These increases are partially offset by the divestiture of the South Mansfield upstream interests, and lower expected Eagle Ford results in our West segment which relate to contractual step-downs in minimum volume commitments.
Williams seeks to maintain a strong financial position and liquidity, as well as manage a diversified portfolio of safe, clean, and reliable energy infrastructure assets that continue to serve key growth markets and supply basins in the United States. Williams’ growth capital and investment expenditures in 2026 are expected to range from $7.3 billion to $7.9 billion, excluding acquisitions and certain long-lead time equipment for power projects which are backed by reimbursement from the customer if the equipment order is canceled. Growth capital spending in 2026 primarily includes the Power projects, Transco expansions, all of which are fully contracted with firm transportation agreements, projects supporting growth in the Haynesville Shale basin, and projects supporting the Northeast G&P business. Williams is investing capital in the Louisiana LNG and Driftwood Pipeline projects, as well as the development of its Wamsutter upstream oil and gas properties. In addition to growth capital and investment expenditures, Williams also remains committed to projects that maintain its assets for safe and reliable operations, as well as projects that reduce emissions, and meet legal, regulatory, and/or contractual commitments.
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
Northeast Supply Enhancement
In August 2025, the FERC issued an order granting Transco’s petition for reissuance of the certificate authorization for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity from Transco’s Compressor Station 195 in Pennsylvania to the Rockaway Delivery Lateral transfer point in New York. In October and November 2025, Transco’s applications for Clean Water Act and related permits with the states of Pennsylvania, New York and New Jersey were approved. In August 2025, Transco executed precedent agreements with customers subscribing to all of the capacity under the project. Transco plans to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. However, on September 8, 2026, the Third Circuit Court of Appeals granted petitions for review of the Clean Water Act Water Quality Certification issued by the New Jersey Department of Environmental Protection (NJDEP), vacating such certification and remanding the matter to the NJDEP for appropriate action. The project is expected to increase capacity by 400 Mdth⁄d.
Leidy Access
In September 2026, Transco filed a certificate application with the FERC for the project, which involves an expansion of Transco’s existing natural gas transmission system to provide incremental firm transportation capacity on the Leidy Line. Transco plans to place the project into service as early as the fourth quarter of 2027, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 183 Mdth/d.
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

Management’s Discussion and Analysis (Continued)
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
Silver Spur
NWP plans to file an application with the FERC as early as the second half of 2027 for the project, which will provide year-round transportation capacity from the Rockies Supply hub at Opal, Wyoming, to various delivery points in Idaho. NWP plans to place the project into service as early as second quarter of 2030, assuming timely receipt of all necessary regulatory approvals. The project is expected to increase capacity by 275 Mdth/d.
Power
Williams has agreed to provide committed power generation and associated gas pipeline infrastructure for four additional Power projects, Apollo, Aquila, Socrates the Younger, and Neo. The projects are backed by primarily fixed-price power purchase agreements, with options for the customer to extend the term of the agreements. The Apollo project, in Ohio, has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2027 and to provide 490 MW of capacity. The Aquila project, in Utah, also has a term of 12.5 years, and Williams expects the project to be placed into service in the second half of 2027 and the first half of 2028 and to provide 520 MW of capacity. The Socrates the Younger project, in Ohio, has a term of 10 years, and Williams expects the project to be placed into service the second half of 2028 and to provide 340 MW of capacity. The Neo project, in Ohio, has a term of 12.5 years, and Williams expects the

Management’s Discussion and Analysis (Continued)
project to be placed into service in the second half of 2028 and to provide 682 MW of capacity. All expected in-service dates assume timely receipt of permits.
West
Dorne
Williams will construct and operate a greenfield treating and dehydration facility in the Haynesville region, with a capacity of 400 MMcf/d. This project is expected to be placed into service in the third quarter of 2027.
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
Delta Access
The project is designed to provide additional transmission capacity to serve growing power generation and LNG demand through an expansion along the Transco corridor. The project is expected to provide 2,250 Mdth/d of transportation capacity, with additional expansion opportunities, and is expected to be placed into service during the first quarter of 2029.
Other
Lakeland Solar Project
Williams is constructing and will operate a 75 MW alternating current solar power facility interconnecting with Lakeland Electric in Florida. This project is expected to be placed in service in the fourth quarter of 2026.

Management’s Discussion and Analysis (Continued)
Results of Operations
Williams’ Consolidated Overview
The following table and discussion is a summary of Williams’ consolidated results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, and should be read in conjunction with the results of operations by segment, as discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Change*		Nine Months Ended September 30,		Change*
	2026	2025	$	%	2026	2025	$	%
	(Dollars in millions)
Revenues:
Service revenues	$2,319	$2,121	+198	+9%	$6,677	$6,165	+512	+8%
Product sales and service revenues – commodity consideration	902	746	+156	+21%	2,892	2,557	+335	+13%
Net gain (loss) from commodity derivatives	2	56	-54	-96%	(263)	30	-293	NM
Total revenues	3,223	2,923			9,306	8,752
Costs and expenses:
Product costs and net processing commodity expenses	632	485	-147	-30%	1,705	1,606	-99	-6%
Operating and maintenance expenses	639	583	-56	-10%	1,801	1,697	-104	-6%
Depreciation, depletion, and amortization expenses	620	564	-56	-10%	1,796	1,754	-42	-2%
General and administrative expenses	275	168	-107	-64%	648	530	-118	-22%
Gain on sale of certain assets	(83)	—	+83	NM	(277)	—	+277	NM
Other operating (income) expense – net	4	14	+10	+71%	(6)	17	+23	NM
Total costs and expenses	2,087	1,814			5,667	5,604
Operating income (loss)	1,136	1,109			3,639	3,148
Equity earnings (losses)	157	152	+5	+3%	477	449	+28	+6%
Other investing income (loss) – net	30	19	+11	+58%	188	31	+157	NM
Interest expense	(385)	(372)	-13	-3%	(1,132)	(1,071)	-61	-6%
Other income (expense) – net	50	21	+29	+138%	108	51	+57	+112%
Income (loss) before income taxes	988	929			3,280	2,608
Less: Provision (benefit) for income taxes	221	246	+25	+10%	725	613	-112	-18%
Net income (loss)	767	683			2,555	1,995
Less: Net income (loss) attributable to noncontrolling interests	67	36	-31	-86%	163	111	-52	-47%
Net income (loss) attributable to The Williams Companies, Inc.	$700	$647	+53	+8%	$2,392	$1,884	+508	+27%
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.

Management’s Discussion and Analysis (Continued)
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Service revenues increased primarily due to:
•Higher revenues associated with the Momentum Acquisition (See Note 3 – Acquisitions and Divestitures) and expansion projects at the West and the Transmission, Power & Gulf segments;
•Higher power revenues primarily associated with Socrates South placed in service in late July 2026 at the Transmission, Power & Gulf segment;
•Increased Gulf Coast storage rates at the Transmission, Power & Gulf segment;
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
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily related to higher NGL marketing sales activities at the Gas & NGL Marketing Services segment and the Momentum Acquisition;
•Higher equity NGL sales and commodity consideration revenues associated with equity NGL production activity primarily at the West segment;
•Higher product sales from upstream operations primarily related to higher prices in the Wamsutter region, substantially offset by lower volumes from the January 2026 sale of interests in certain upstream ventures in the South Mansfield area of the Haynesville Shale region (See Note 3 – Acquisitions and Divestitures).
As Williams is acting as agent for natural gas marketing customers, its natural gas marketing product sales are presented net of the related costs of those activities within the Gas & NGL Marketing Services segment.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as upstream operations (see Note 9 – Commodity Derivatives).
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
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher marketing activities related to NGLs at the Transmission, Power & Gulf and Gas & NGL Marketing Services segments and the Momentum Acquisition at the West segment;
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily at the West segment.

Management’s Discussion and Analysis (Continued)
Operating and maintenance expenses increased primarily due to higher employee-related costs, operating costs associated with the Momentum Acquisition, and operating taxes.
Depreciation, depletion, and amortization expenses increased primarily related to the absence of adjustments associated with the rate case to Transco depreciation rates in 2025 as well as assets placed in service at the Transmission, Power & Gulf segment and the Momentum Acquisition, partially offset by the sale of the South Mansfield upstream interests.
General and administrative expenses increased due to higher employee-related costs, including incentive compensation, and transaction and acquisition-related costs at the Transmission, Power & Gulf and West segments.
Gain on sale of certain assets reflects a gain from the 2026 sale of certain gas gathering assets in the Permian Basin at the West segment (see Note 3 – Acquisitions and Divestitures).
Other operating (income) expense – net reflects the absence of the 2025 write-off of certain DJ Basin region assets in the West segment.
Interest expense was unfavorably impacted by 2025 and 2026 debt issuances including the debt retained in the Momentum Acquisition, partially offset by 2025 and 2026 debt retirements (see Note 6 – Debt and Banking Arrangements) and higher interest capitalized due to ongoing expansion projects.
The favorable change in Other income (expense) – net includes an increase in equity AFUDC primarily as a result of higher eligible capital expenditures at the regulated businesses.
Provision (benefit) for income taxes changed favorably primarily due to the absence of a provision associated with an increase in our estimate of the state deferred income tax rate in 2025, partially offset by higher pre-tax income. See Note 5 – Provision (Benefit) for Income Taxes for a discussion of the effective tax rate compared to the federal statutory rate for both periods.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher results at Pantheon.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Service revenues increased primarily due to:
•Higher revenues associated with expansion projects and the Momentum Acquisition at the Transmission, Power & Gulf and the West segments;
•Increased Gulf Coast storage rates;
•Higher volumes from the Northeast JV;
•Higher power revenues primarily associated with Socrates South;
•Higher revenues associated with reimbursable expenses primarily in the Northeast G&P segment, which is substantially offset by similar changes reflected in Operating and maintenance expenses.
The Product sales and service revenues – commodity consideration increase primarily consists of:
•Higher marketing sales activities primarily related to higher NGL marketing sales activities and net gas marketing sales activities at the Gas & NGL Marketing Services segment and the Momentum Acquisition;
•Higher equity NGL sales and commodity consideration revenues associated with equity NGL production activity primarily at the West segment; partially offset by

Management’s Discussion and Analysis (Continued)
•Lower product sales from upstream operations primarily related to lower volumes from the sale of the South Mansfield upstream interests; partially offset by higher volumes and prices in the Wamsutter region.
Net gain (loss) from commodity derivatives includes realized and unrealized gains and losses from derivative instruments reflected within Total revenues primarily in the Gas & NGL Marketing Services segment, as well as upstream operations.
The Product costs and net processing commodity expenses increase primarily consists of:
•Higher marketing activities related to NGLs at the Gas & NGL Marketing Services segment and the Momentum Acquisition;
•Higher shrink natural gas purchases and commodity consideration costs associated with Williams’ equity NGL production activities primarily at the West segment.
Operating and maintenance expenses increased primarily due to higher employee-related expenses, operating taxes, electricity and fuel, which is substantially offset by similar changes in Service revenues, and higher operating costs of the assets acquired in the Momentum Acquisition.
Depreciation, depletion, and amortization expenses increased primarily related to assets placed in service at the West and Transmission, Power & Gulf segments and the Momentum Acquisition, partially offset by the sale of the South Mansfield upstream interests.
General and administrative expenses increased due to higher employee-related costs, including incentive compensation, and transaction and acquisition-related costs at the Transmission, Power & Gulf and West segments.
Gain on sale of certain assets reflects gains from the 2026 sales of the South Mansfield upstream interests and certain gas gathering assets in the Permian Basin.
Other operating (income) expense – net reflects the absence of the 2025 write-off of certain DJ Basin region assets.
Equity earnings (losses) changed favorably primarily due to an increase at Appalachia Midstream Investments.
Other investing income (loss) – net reflects a gain from the 2026 sale of an equity-method investment in Brazos Permian II, LLC and higher interest income.
Interest expense was unfavorably impacted by 2025 and 2026 debt issuances including the debt retained in the Momentum Acquisition, partially offset by 2025 and 2026 debt retirements and higher interest capitalized due to ongoing expansion projects.
The favorable change in Other income (expense) – net includes an increase in equity AFUDC primarily as a result of higher eligible capital expenditures at the regulated businesses.
Provision (benefit) for income taxes changed unfavorably primarily due to higher pre-tax income.
The unfavorable change in Net income (loss) attributable to noncontrolling interests is primarily due to higher results at the Northeast JV and Pantheon.
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
Transmission, Power & Gulf

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$1,328	$1,237	$3,852	$3,548
Product sales and service revenues – commodity consideration (1)	202	154	509	428
Net realized gain (loss) from commodity derivatives (1)	(4)	1	(9)	—
Segment revenues	1,526	1,392	4,352	3,976

Product costs and net processing commodity expenses (1)	(175)	(139)	(446)	(381)
Other segment costs and expenses	(389)	(317)	(1,048)	(983)
Proportional Modified EBITDA of equity-method investments	38	37	111	110
Transmission, Power & Gulf Modified EBITDA	$1,000	$973	$2,969	$2,722

Commodity margins	$23	$16	$54	$47
_______________
(1)Included as a component of Commodity margins.
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $53 million increase in power revenues primarily associated with Socrates South placed in service in late July 2026, as well as revenues associated with reimbursable fuel expenses (which are substantially offset by similar changes reflected in Other segment costs and expenses);
•A $21 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates;
•A $7 million increase in the Western Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project that went in-service in January 2025;
•A $7 million increase in MountainWest’s revenues primarily due to the Overthrust Westbound Compression expansion project that went in-service in November 2025.
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including higher transaction expenses, employee-related costs, and corporate allocations, as well as higher fuel expenses (substantially offset by higher Service revenues discussed above);
•An unfavorable change related to certain asset retirements in the Gulf Coast region; partially offset by
•A favorable change in equity AFUDC primarily from higher eligible capital expenditures at Transco and Driftwood Pipeline’s Line 200.

Management’s Discussion and Analysis (Continued)
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Transmission, Power & Gulf Modified EBITDA increased primarily due to higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $77 million increase in Transco’s revenues primarily associated with expansion projects placed in service, as well as higher park and loan services and revenues associated with reimbursable expenses (which are substantially offset by similar changes reflected in Other segment costs and expenses), partially offset by decreases in commodity revenues;
•A $62 million increase in Gulf Coast Storage’s revenues primarily associated with higher storage rates and higher park and loan services;
•A $58 million increase in power revenues primarily associated with Socrates South, as well as revenues associated with reimbursable fuel expenses (which are substantially offset by similar changes reflected in Other segment costs and expenses);
•A $29 million increase in Discovery’s revenues primarily in natural gas gathering revenues due to volumes from the Shenandoah expansion project that went in-service in July 2025;
•A $19 million increase in NWP’s revenues primarily due to transportation rate increases;
•A $19 million increase in the Western Gulf Coast region primarily due to higher natural gas gathering and crude oil transportation volumes from the Whale expansion project;
•A $17 million increase in MountainWest’s revenues primarily due to the Overthrust Westbound Compression expansion project;
•A $16 million increase in the Eastern Gulf Coast region primarily due to higher crude oil transportation and natural gas gathering volumes from new wells at Blind Faith in the Ballymore field, partially offset by a decrease at Devil’s Tower related to lower volumes and lower revenues associated with reimbursable expenses (which are substantially offset by similar changes reflected in Other segment costs and expenses) from the Kodiak field.
Other segment costs and expenses increased primarily due to:
•Higher operating expenses and administrative costs including higher transaction expenses, employee-related costs, and corporate allocations, as well as higher net electricity and fuel expenses (substantially offset by higher Service revenues discussed above);
•An unfavorable change related to certain asset retirements in the Gulf Coast region; partially offset by
•A favorable change in equity AFUDC primarily from higher eligible capital expenditures at Transco and Driftwood Pipeline’s Line 200.

Management’s Discussion and Analysis (Continued)
Northeast G&P

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$536	$499	$1,569	$1,493
Product sales and service revenues – commodity consideration (1)	16	31	73	133
Segment revenues	552	530	1,642	1,626

Product costs and net processing commodity expenses (1)	(16)	(25)	(73)	(115)
Other segment costs and expenses	(163)	(161)	(468)	(465)
Proportional Modified EBITDA of equity-method investments	169	161	505	474
Northeast G&P Modified EBITDA	$542	$505	$1,606	$1,520

Commodity margins	$—	$6	$—	$18

(1)Included as a component of Commodity margins.
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments.
Service revenues increased primarily due to:
•A $22 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, transportation, and fractionation volumes;
•A $9 million increase in gathering revenues at Susquehanna Supply Hub primarily related to increased gathering volumes and escalated gathering rates.
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher gathering volumes.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Northeast G&P Modified EBITDA increased primarily due to higher Service revenues and higher Proportional Modified EBITDA of equity-method investments, partially offset by lower Commodity margins.
Service revenues increased primarily due to:
•A $60 million increase in revenues at the Northeast JV primarily related to higher gathering, processing, transportation, and fractionation volumes;
•A $21 million increase in revenues associated with reimbursable expenses, which is substantially offset by similar changes reflected in Other segment costs and expenses; partially offset by
•A $4 million decrease in gathering revenues at Susquehanna Supply Hub primarily related to lower volumes, partially offset by escalated rates.
Other segment costs and expenses increased due higher electricity and fuel (substantially offset by higher Service revenues), partially offset by lower maintenance expenses.

Management’s Discussion and Analysis (Continued)
Proportional Modified EBITDA of equity-method investments increased at Appalachia Midstream Investments primarily driven by higher gathering volumes and escalated gathering rates; and at Blue Racer primarily driven by new MVC revenue, higher gathering rates, and higher volumes.
Commodity margins decreased as a result of the expiration of a restructured gas purchase agreement in 2025.
West

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$538	$470	$1,520	$1,354
Product sales and service revenues – commodity consideration (1)	321	240	820	758

Net realized gain (loss) from commodity derivatives relating to service revenues	1	2	1	1
Net realized gain (loss) from commodity derivatives relating to product sales (1)	(1)	—	(3)	—
Net realized gain (loss) from commodity derivatives	—	2	(2)	1

Segment revenues	859	712	2,338	2,113

Product costs and net processing commodity expenses (1)	(285)	(211)	(723)	(666)
Other segment costs and expenses	(234)	(195)	(580)	(516)
Gain on sale of certain assets	83	—	83	—
Proportional Modified EBITDA of equity-method investments	28	36	99	106
West Modified EBITDA	$451	$342	$1,217	$1,037

Commodity margins	$35	$29	$94	$92
________________
(1)    Included as a component of Commodity margins.
Three months ended September 30, 2026 vs. three months ended September 30, 2025
West Modified EBITDA increased primarily due to Gain on sale of certain assets and higher Service revenues, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•An $87 million increase in the Haynesville Shale region primarily due to the Momentum Acquisition (see Note 3 – Acquisitions and Divestitures) in the third quarter of 2026 and contributions from Louisiana Energy Gateway which was placed into service in the third quarter of 2025; partially offset by
•An $11 million decrease in the Mid-Continent and Permian basin regions due to the sale of certain gas gathering assets in February 2026 and August 2026, respectively.

Management’s Discussion and Analysis (Continued)
Other segment costs and expenses increased primarily due to higher operating expenses and acquisition-related costs associated with the Momentum Acquisition, partially offset by the absence of the third-quarter 2025 $25 million write-off of certain compression assets in the DJ Basin region (see Note 8 – Fair Value Measurements and Guarantees).
Gain on sale of certain assets reflects the gain from the sale of certain gas gathering assets in the Permian basin in the third quarter of 2026.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
West Modified EBITDA increased primarily due to higher Service revenues and Gain on sale of certain assets, partially offset by higher Other segment costs and expenses.
Service revenues increased primarily due to:
•A $188 million increase in the Haynesville Shale region primarily due to contributions from Louisiana Energy Gateway which was placed into service in the third quarter of 2025, the Momentum Acquisition in the third quarter of 2026, as well as higher gathering volumes including those from the acquisition of Saber Midstream, LLC in June 2025;
•A $20 million increase in the Piceance region primary due to higher commodity-price driven processing rates and higher volumes; partially offset by
•A $26 million decrease in the Eagle Ford Shale region primarily due to lower MVC revenue and lower gathering volumes due to decreased producer activity;
•A $16 million decrease in the Mid-Continent region due to the sale of certain gas gathering assets in February 2026.
Other segment costs and expenses increased primarily due to higher operating expenses and acquisition-related costs associated with the Momentum Acquisition, as well as higher operating taxes associated with Louisiana Energy Gateway, partially offset by the absence of the third-quarter 2025 $25 million write-off of certain compression assets in the DJ Basin region.
Gain on sale of certain assets reflects the gain from the sale of certain gas gathering assets in the Permian basin in the third quarter of 2026.

Management’s Discussion and Analysis (Continued)
Gas & NGL Marketing Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Product sales (1)	$557	$415	$1,958	$1,557

Net realized gain (loss) from commodity derivative instruments (1)	(3)	(11)	(159)	(44)
Net unrealized gain (loss) from commodity derivative instruments	32	44	(41)	35
Net gain (loss) from commodity derivatives	29	33	(200)	(9)

Segment revenues	586	448	1,758	1,548

Product costs (1)	(545)	(398)	(1,530)	(1,332)
Net unrealized gain (loss) from commodity derivative instruments within Net processing commodity expenses	—	2	1	4
Other segment costs and expenses	(19)	(14)	(72)	(71)
Proportional Modified EBITDA of equity-method investments	17	16	45	27
Gas & NGL Marketing Services Modified EBITDA	$39	$54	$202	$176

Commodity margins	$9	$6	$269	$181
________________
(1)    Included as a component of Commodity margins.
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Gas & NGL Marketing Services Modified EBITDA decreased primarily due to an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments.
Commodity margins increased $3 million primarily due to a $6 million increase in NGL marketing margins including a favorable change in net realized gains and losses on sales of inventory driven by a favorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2025 primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Gas & NGL Marketing Services Modified EBITDA increased primarily due to higher Commodity margins and Proportional Modified EBITDA of equity-method investments, partially offset by an unfavorable change in Net unrealized gain (loss) from commodity derivative instruments.
Commodity margins increased $88 million primarily due to:
•A $68 million increase in natural gas marketing margins, including $62 million of higher natural gas transportation capacity marketing margins primarily driven by favorable net realized pricing spreads;
•A $20 million increase in NGL marketing margins including a favorable change in net realized gains and losses on sales of inventory driven by a favorable change in NGL prices.
Net unrealized gain (loss) from commodity derivative instruments within Segment revenues and Net processing commodity expenses changed from 2025 primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.

Management’s Discussion and Analysis (Continued)
Proportional Modified EBITDA of equity-method investments increased driven by the investment in Cogentrix, which was purchased in March 2025.
Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Millions)
Service revenues	$13	$4	$21	$12
Product sales (1)	141	136	422	428

Net realized gain (loss) from derivative instruments (1)	(13)	15	(31)	22
Net unrealized gain (loss) from derivative instruments	(10)	5	(21)	16
Net gain (loss) from commodity derivatives	(23)	20	(52)	38
Net revenues from upstream operations, corporate, and other business activities	131	160	391	478

Other costs and expenses	(79)	(67)	(203)	(192)
Gain on sale of certain assets	—	—	194	—
Modified EBITDA from upstream operations, corporate, and other business activities	$52	$93	$382	$286

Net realized product sales	$128	$151	$391	$450
________________
(1)    Included as a component of Net realized product sales.
Three months ended September 30, 2026 vs. three months ended September 30, 2025
Modified EBITDA from upstream operations, corporate, and other business activities decreased primarily due to lower Net realized product sales, an unfavorable change in Net unrealized gain (loss) from derivative instruments, and higher Other costs and expenses, partially offset by higher Service revenues.
Service revenues increased primarily due to lease revenues from certain corporate office properties.
Net realized product sales from our upstream operations decreased primarily due to:
•A $30 million decrease driven by the January 2026 sale of certain South Mansfield upstream interests; partially offset by
•A $7 million increase at the Wamsutter region due to $11 million associated with higher production volumes driven by new wells, partially offset by a $4 million decrease driven by lower net realized natural gas prices.
Net unrealized gain (loss) from derivative instruments changed from 2025 primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.
Other costs and expenses increased primarily due to higher employee-related incentive compensation and higher Wamsutter upstream operating expenses, partially offset by the absence of upstream operating expenses associated with the disposed South Mansfield upstream interests and higher income associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction.

Management’s Discussion and Analysis (Continued)
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Modified EBITDA from upstream operations, corporate, and other business activities increased primarily due to the Gain on sale of certain assets driven by the January 2026 sale of certain South Mansfield upstream interests and higher Service revenues, partially offset by lower Net realized product sales, an unfavorable change in Net unrealized gain (loss) from derivative instruments, and higher Other costs and expenses.
Service revenues increased primarily due to lease revenues from certain corporate office properties.
Net realized product sales from our upstream operations decreased primarily due to:
•A $73 million decrease driven by the January 2026 sale of certain South Mansfield upstream interests; partially offset by
•A $14 million increase at the Wamsutter region due to $47 million associated with higher production volumes driven by new wells, partially offset by a $33 million decrease driven by lower net realized natural gas prices.
Net unrealized gain (loss) from derivative instruments changed from 2025 primarily due to a change in forward commodity prices relative to hedge positions in 2026 compared to 2025.
Other costs and expenses increased primarily due to higher Wamsutter upstream operating expenses and higher employee-related incentive compensation, partially offset by the absence of upstream operating expenses associated with the disposed South Mansfield upstream interests and higher income associated with regulatory assets related to the effects of deferred taxes on equity funds used during construction.
Gain on sale of certain assets relates to the January 2026 sale of the South Mansfield upstream interests.

Management’s Discussion and Analysis (Continued)
Transco - Results of Operations

	Nine Months Ended September 30,
		Change*
	2026	$	%	2025
	(Dollars in Millions)
Revenues:
Natural gas transportation service revenues	$2,188	+54	+3%	$2,134
Natural gas storage service revenues	175	+6	+4%	169
Natural gas product sales	91	+10	+12%	81
Other service revenues	37	+16	+76%	21
Total revenues	2,491			2,405

Costs and expenses:
Natural gas product costs	91	-10	-12%	81
Operating and maintenance expenses	393	-21	-6%	372
Depreciation and amortization expenses	438	-12	-3%	426
General and administrative expenses	174	-8	-5%	166
Taxes, other than income taxes	96	-5	-5%	91
Other operating (income) expense – net	13	+12	+48%	25
Total costs and expenses	1,205			1,161

Operating income (loss)	1,286			1,244

Interest expense	(251)	-7	-3%	(244)
Interest income	32	+9	+39%	23
Allowance for equity and borrowed funds used during construction (AFUDC)	52	+27	+108%	25
Other income (expense) – net	1	+4	NM	(3)
Net income (loss)	$1,120	+75	+7%	$1,045
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
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

Management’s Discussion and Analysis (Continued)
◦The Alabama Georgia Connector in October 2025;
◦The Texas Louisiana Energy Pathway in April 2025;
◦The Southeast Energy Connector in April 2025.
The increase in Natural gas transportation service revenues is also due to higher electric power revenue, partially offset by decreases in commodity revenues, short-term firm transportation, and a cash out surcharge (offset in Other operating (income) expense – net resulting in no net impact on results of operations). Electric power costs are recovered from Transco’s customers through transportation rates and are offset in Operating and maintenance expenses resulting in no net impact on Transco’s results of operations.
•An increase in Natural gas storage service revenues primarily due to an increase in rates.
•An increase in Natural gas product sales due to higher cash-out pricing and volumes, which directly offsets in Natural gas product costs resulting in no net impact on our results of operations.
•An increase in Other service revenues due to higher park and loan services.
Operating and maintenance expenses increased primarily due to higher electric power costs and an increase in labor-related costs. Electric power costs are recovered from customers through transportation rates and are offset in Natural gas transportation service revenues resulting in no net impact on results of operations. This was partially offset by lower natural gas fuel expense due to favorable pricing.
Depreciation and amortization expenses increased primarily due to the 2025 depreciation rate change and new assets placed into service.
General and administrative expenses increased primarily due to higher labor-related costs.
Taxes, other than income taxes increased primarily due to higher property taxes related to new assets placed into service.
Other operating (income) expense – net changed favorably primarily due to lower project feasibility costs and a cash out surcharge (offset in Natural gas transportation service revenues resulting in no net impact on results of operations).
Interest expense was primarily impacted by 2025 debt issuances and a retirement.
Interest income increased due to higher interest income on advances to Williams during 2026.
Allowance for equity and borrowed funds used during construction (AFUDC) increased as a result of higher eligible capital expenditures.

Management’s Discussion and Analysis (Continued)
NWP - Results of Operations

	Nine Months Ended September 30,
		Change*
	2026	$	%	2025
	(Dollars in Millions)
Revenues:
Natural gas transportation service revenues	$340	+20	+6%	$320
Natural gas storage service revenues	11	—	—%	11
Other service revenues	6	-1	-14%	7
Total revenues	357			338

Costs and expenses:
Operating and maintenance expenses	78	-5	-7%	73
Depreciation and amortization expenses	92	-4	-5%	88
General and administrative expenses	38	-1	-3%	37
Taxes, other than income taxes	11	—	—%	11
Other operating (income) expense – net	(16)	—	—%	(16)
Total costs and expenses	203			193

Operating income (loss)	154			145

Interest expense	(25)	-4	-19%	(21)
Interest income	10	+6	+150%	4
Allowance for equity and borrowed funds used during construction (AFUDC)	10	+3	+43%	7
Other income (expense) – net	3	+3	NM	—
Net income (loss)	$152	+17	+13%	$135
_______
*    + = Favorable change; - = Unfavorable change; NM = A percentage calculation is not meaningful due to a change in signs, a zero-value denominator, or a percentage change greater than 200.
Nine months ended September 30, 2026 vs. nine months ended September 30, 2025
Variances due to changes in natural gas prices and transportation volumes have little impact on revenues because, under our rate design methodology, the majority of overall cost of service is recovered through firm capacity reservation charges in NWP’s transportation rates.
Revenues increased primarily due to higher Natural gas transportation service revenues driven by rate increases and increased firm transportation revenues from new contracts.
Operating and maintenance expenses increased primarily due to higher contracted services related to integrity assessments.
Depreciation and amortization expenses increased primarily due to new assets placed in service.
Interest expense was primarily impacted by a 2025 term loan issuance and retirement.
Interest income increased primarily due to higher interest income on advances to Williams during 2026.

Management’s Discussion and Analysis (Continued)
Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
As previously discussed in Company Outlook, Williams’ growth capital and investment expenditures in 2026 are expected to range from $7.3 billion to $7.9 billion, excluding acquisitions and certain long-lead time equipment for power projects that are backed by reimbursement from the customer if the equipment order is canceled.
In September 2026, Williams acquired Momentum for total consideration of approximately $5.1 billion, including cash, approximately 27 million shares of Williams common stock that is subject to certain holding restrictions, and retention of $869 million outstanding principal amount of Momentum long-term debt (see Note 3 – Acquisitions and Divestitures).
In July 2026, Williams received approximately $3.74 billion related to selling a 49 percent noncontrolling interest in Pantheon. Williams is expected to receive the remainder of the $5.34 billion of committed capital through early 2027, including $1 billion received in October 2026. See Note 1 – Description of Business and Basis of Presentation.
As of September 30, 2026, Williams, including consolidated subsidiaries, had $2.2 billion of long-term debt due within one year. Williams’ potential sources of liquidity available to address these maturities include cash on hand, proceeds from refinancing, the credit facility, or the commercial paper program, as well as proceeds from asset monetizations.
2026 Long-Term Debt Activity
During the first three quarters of 2026, Williams issued $5.5 billion of senior unsecured long-term debt and retired approximately $1.1 billion of senior unsecured long-term debt (see Note 6 – Debt and Banking Arrangements).
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

Management’s Discussion and Analysis (Continued)
As of September 30, 2026, Williams had $31.7 billion of long-term debt due after one year. Potential sources of liquidity available to address these maturities include cash generated from operations, proceeds from refinancing, the credit facility, the commercial paper program, and proceeds from asset monetizations.
Potential risks associated with Williams’ planned levels of liquidity discussed above include those previously discussed in Company Outlook.
As of September 30, 2026, Williams had a working capital deficit of $1.6 billion, including cash and cash equivalents and long-term debt due within one year.
Effective May 19, 2026, Williams, together with Transco and NWP, extended the maturity of the Williams Credit Agreement to 2031 and entered into the new 364-Day Credit Agreement. Transco and NWP are each subject to borrowing sublimits of $500 million under the existing facility and $100 million under the new facility. See Note 6 – Debt and Banking Arrangements.
Williams’ available liquidity is as follows:

September 30, 2026
(Millions)
Cash and cash equivalents	$1,756
Capacity available under the Williams Credit Agreement, less amounts outstanding under Williams’ $3.5 billion commercial paper program (1)(2)	3,750
Capacity available under the 364-Day Credit Agreement (2)	1,000
$6,506
__________
(1)In managing its available liquidity, Williams does not expect a maximum outstanding amount in excess of the capacity of its credit facility inclusive of any outstanding amounts under its commercial paper program. Williams had no Commercial paper outstanding at September 30, 2026. Through September 30, 2026, the highest amount outstanding under the commercial paper program and credit facility during 2026 was $950 million.
(2)Williams, Transco, and NWP expect to be in compliance with the associated financial covenants for the September 30, 2026, reporting period.
Dividends
Williams increased the regular quarterly cash dividend to common stockholders from $0.500 per share paid in each quarter of 2025 to $0.525 per share paid in the first three quarters of 2026.
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
Sources (Uses) of Cash
The following table summarizes the sources (uses) of cash and cash equivalents for each of the periods presented in Williams’ Consolidated Statement of Cash Flows:

	Cash Flow	Nine Months Ended September 30,
	Category	2026	2025
		(Millions)
Sources of cash and cash equivalents:
Proceeds from long-term debt	Financing	$5,538	$2,994
Net cash provided (used) by operating activities	Operating	4,484	4,322
Proceeds from sale of partial interest in consolidated subsidiary (Note 1)	Financing	3,737	—
Dispositions – net (Note 3)	Investing	324	—
Proceeds from sale of business (Note 3)	Investing	187	—

Uses of cash and cash equivalents:
Capital expenditures	Investing	(5,682)	(2,938)
Purchases of businesses, net of cash acquired (Note 3)	Investing	(2,816)	(1)
Common dividends paid	Financing	(1,940)	(1,832)
Payments of long-term debt	Financing	(1,137)	(1,733)
Payments of commercial paper – net	Financing	(700)	(284)
Dividends and distributions paid to noncontrolling interests	Financing	(215)	(197)
Purchases of and contributions to equity-method investments	Investing	(156)	(192)

Other sources / (uses) – net	Financing and Investing	69	(129)
Increase (decrease) in cash and cash equivalents		$1,693	$10

Management’s Discussion and Analysis (Continued)
Operating activities
The factors that determine Williams’ operating activities are largely the same as those that affect Net income (loss), with the exception of noncash items, such as Depreciation, depletion, and amortization, Provision (benefit) for deferred income taxes, Equity (earnings) losses, Gain on sale of certain assets, Net unrealized (gain) loss from commodity derivative instruments, Gain on disposition of equity-method investments, Inventory write-downs, and Amortization of stock-based awards.
Williams’ Net cash provided (used) by operating activities for the nine months ended September 30, 2026, increased from the nine months ended September 30, 2025, primarily due to higher operating income (excluding noncash items previously discussed) and higher Distributions from equity-method investees, partially offset by unfavorable changes in net operating working capital, which includes the payment of Transco’s rate refunds in 2026, and unfavorable changes in margin requirements.

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
The fair value measurements and maturities of Williams’ commodity derivative assets (liabilities) at September 30, 2026 were as follows:

	Total Fair	Maturity
Fair Value Measurements Level (1)	Value	2026	2027 - 2028	2029 - 2030+
	(Millions)
Level 1 (2)	$(142)	$(9)	$(66)	$(67)
Level 2	(138)	(22)	(101)	(15)
Level 3	21	(1)	1	21
Fair value of contracts outstanding at September 30, 2026	$(259)	$(32)	$(166)	$(61)
_______________
(1)See Note 8 – Fair Value Measurements and Guarantees for discussion of valuation techniques by level within the fair value hierarchy. See Note 9 – Commodity Derivatives for the amount of change in fair value recognized in Williams’ Consolidated Statement of Comprehensive Income.
(2)Commodity derivative assets and liabilities exclude $220 million of net cash collateral in Level 1.
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
The VaR associated with Williams’ integrated natural gas trading operations was $3 million at September 30, 2026 and $11 million at December 31, 2025. Williams had the following VaRs for the period shown:

Nine Months Ended September 30, 2026
(Millions)
Average	$9
High	41
Low	3
Williams’ non-trading portfolio primarily consists of commodity derivatives that hedge Williams’ upstream business and certain gathering and processing contracts. The VaR associated with these commodity derivatives was $4 million at September 30, 2026 and $2 million at December 31, 2025. Williams had the following VaRs for the period shown:

Nine Months Ended September 30, 2026
(Millions)
Average	$9
High	18
Low	1
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
Williams completed the Momentum Acquisition on September 3, 2026. Momentum’s total revenues constituted approximately 1 percent of total revenues as shown in Williams’ consolidated financial statements for the nine months ended September 30, 2026. Momentum’s total assets constituted approximately 9 percent of total assets as shown in Williams’ consolidated financial statements at September 30, 2026. Williams has excluded Momentum’s disclosure controls and procedures that are subsumed by their internal control over financial reporting from the scope of management’s assessment of the effectiveness of Williams’ disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management’s assessment of internal control over financial reporting for one year following the acquisition.
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Williams’ Internal Control over Financial Reporting.
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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Transco’s Internal Control over Financial Reporting.

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
Changes in Internal Control Over Financial Reporting
There have been no changes during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, NWP’s Internal Control over Financial Reporting
PART II. OTHER INFORMATION
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
Other environmental matters called for by this Item are described under the caption “Environmental Matters” in Note 10 – Contingencies and Commitments included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.

Other Litigation
The additional information called for by this Item is provided in Note 10 – Contingencies and Commitments included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this Item.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	—	$—	—	$1,360,938,325
August 1 - August 31, 2026	—	—	—	1,360,938,325
September 1 - September 30, 2026	—	—	—	1,360,938,325
Total	—		—
Unregistered Sales of Equity Securities
On September 3, 2026, Williams issued 26,874,496 shares of its common stock, par value $1.00 per share, as consideration for its acquisition of the membership interests of M6 Midstream LLC (Momentum). The issuance of common stock was made at closing of the acquisition pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, no director or officer of Williams adopted or terminated a “Rule 10b5-1 trading arrangement,” and no director or officer of Williams adopted or terminated a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Five-Year Performance Award for Named Executive Officers
On October 29, 2026, the Compensation and Management Development Committee (Committee) of the Board of Directors of The Williams Companies, Inc. (Company) approved a fully performance-based, one-time cash long-term incentive award (Five-Year Performance Award) for Chad Zamarin, President and Chief Executive Officer; Larry Larsen, Executive Vice President and Chief Operating Officer; John Porter, Executive Vice President and Chief Financial Officer; Rob Wingo, Executive Vice President, Corporate Strategic Development; and Lane Wilson, Senior Vice President and General Counsel. The Committee designed the Five-Year Performance Award to focus the executive team on achievement of the Company’s long-term growth and financial-strength objectives through 2030, while also supporting leadership continuity during this critical period of execution. The Five-Year Performance Award is separate from the Company’s regular annual cash incentive and long-term incentive programs and is intended to reinforce performance against distinct long-term objectives over a five-year period.
The performance period for the Five-Year Performance Award is January 1, 2026 to December 31, 2030 and it will be earned only if the Company achieves two rigorous performance conditions: (i) a 10 percent compound annual growth rate in Adjusted EBITDA and (ii) a debt leverage ratio, measured as debt to Adjusted EBITDA as of December 31, 2030, that does not exceed 4.0x. If the debt leverage condition is satisfied, payout may range from target for a 10 percent Adjusted EBITDA compound annual growth rate to a maximum of 200 percent of target for a 16 percent Adjusted EBITDA compound annual growth rate, with payout levels between target and maximum determined by straight-line interpolation. There is no payout opportunity below target, and no amount will be earned unless both the Adjusted EBITDA growth and leverage conditions are satisfied.
Following the performance period, the Committee will certify the level of achievement of the applicable performance conditions. Any earned Five-Year Performance Award will be paid in cash as soon as practicable after certification, but no later than March 15, 2031, subject to the applicable award agreement and The Williams Companies, Inc. 2007 Incentive Plan, including applicable continued-employment, forfeiture and clawback provisions.
Key Terms and Vesting Provisions
Generally, a participant must remain employed by the Company through the payment date to receive the Five-Year Performance Award. A pro-rated Five-Year Performance Award may be paid upon retirement, death, disability or a termination of employment in connection with the sale of a business. The Five-Year Performance Award will be paid at target if either (i) the participant experiences a qualifying termination within two years following a change in control or (ii) the Five-Year Performance Award is not assumed or substantially replaced by a successor. The Five-Year Performance Award will be forfeited upon any voluntary termination, excluding retirement, and upon any involuntary termination, including for cause, performance, reduction in force or position elimination.
The target and maximum Five-Year Performance Award values for each named executive officer are as follows:

Named Executive Officer	Target Award Value	Maximum Award Value
Chad Zamarin	$8,800,000	$17,600,000
Larry Larsen	5,600,000	11,200,000
John Porter	5,400,000	10,800,000
Rob Wingo	4,960,000	9,920,000
Lane Wilson	4,960,000	9,920,000

Item 6. Exhibits
Williams

Exhibit No.		Description

3.1	—
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

10.1§*	—	The Williams Companies, Inc. 2007 Incentive Plan as amended and restated effective July 29, 2026.
10.2§*	—	Form of Performance-Based Cash Incentive Award between The Williams Companies, Inc. and certain employees.
31.1*	—
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
November 2, 2026

Transcontinental Gas Pipe Line Company, LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCONTINENTAL GAS PIPE LINE COMPANY, LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
November 2, 2026

Northwest Pipeline LLC

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST PIPELINE LLC
(Registrant)

/s/ Billeigh W. Mark
Billeigh W. Mark
Controller (Principal Accounting Officer)
November 2, 2026